Form 10-Q
period 1995-06-30
MEDICORE INC
filed 1995-08-11
CIK 8643

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to
                               --------------    ---------------

Commission file number 1-9167
                       ------

                                  MEDICORE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-0941551
 ------------------------------                      ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2337 West 76th Street, Hialeah, Florida                       33016
- ----------------------------------------                   -----------
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

Common Stock Outstanding

     Common Stock, $.01 par value -- 5,454,940 shares as of July 31, 1995.

                        MEDICORE, INC. AND SUBSIDIARIES

                                     INDEX


PART I  -  FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 1995 and June 30, 1994 include the accounts of the Registrant and all its subsidiaries.


Item 1.  Financial Statements

     1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1995 and June 30, 1994.

     2) Consolidated Condensed Balance Sheets as of June 30, 1995 and December 31, 1994.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1995 and June 30, 1994.

     4)  Notes to Consolidated Condensed Financial Statements as of
         June 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements



                        MEDICORE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                           June 30,             June 30,
                                     1995       1994        1995        1994
                                     ----       ----        ----        ----
REVENUES
 Sales                            $9,511,393 $5,642,410 $17,085,533 $10,902,196
 Interest and other income           144,166     73,415     238,668     165,964
                                  ---------- ---------- ----------- -----------
                                   9,655,559  5,715,825  17,324,201  11,068,160

COSTS AND EXPENSES
 Cost of goods sold                7,895,199  4,445,206  13,868,482   8,661,021
 Selling, general and
  administrative expenses          1,084,277  1,030,101   2,121,194   2,012,654
 Interest expense                     62,244     45,387     124,260      87,049
                                  ---------- ---------- ----------- -----------
                                   9,041,720  5,520,694  16,113,936  10,760,724
                                  ---------- ---------- ----------- -----------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST            613,839    195,131   1,210,265     307,436
Income taxes                         134,213     63,111     274,235     124,131
                                  ---------- ---------- ----------- -----------

INCOME BEFORE MINORITY
   INTEREST                          479,626    132,020     936,030     183,305
Minority interest in loss of
  consolidated subsidiaries            8,716        787      12,236         787
                                  ---------- ---------- ----------- -----------
            NET INCOME            $  488,342 $  131,233 $   949,266 $   182,518
                                  ========== ========== =========== ===========
NET INCOME PER SHARE              $      .09 $      .03 $       .17 $       .04
                                  ========== ========== =========== ===========


See notes to Consolidated Condensed Financial Statements.

                        MEDICORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  June 30,     December 31,
                                                    1995          1994(A)
                                                  --------     ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $   982,657    $ 1,450,260
  Marketable securities                            903,714      1,685,352
  Short-term investments                           186,607        181,230
  Accounts receivable, less allowance
   of $180,000  at June 30, 1995 and
   $133,000 at December 31, 1994.                5,014,711      3,530,124
  Inventories, less obsolescence reserve
   of $311,000 at June 30, 1995 and
   $255,000 at December 31, 1994.                4,229,584      2,910,735
  Prepaid expenses and other current
   assets                                          734,544        414,575
                                               -----------    -----------
                      TOTAL CURRENT ASSETS      12,051,817     10,172,276

RECEIVABLE FROM VIRAGEN, INC.                      156,980        167,715

PROPERTY AND EQUIPMENT
   Land and improvements                         1,010,055      1,006,455
   Building and building improvements            2,688,444      2,558,195
   Equipment and furniture                       4,609,530      4,333,075
   Leasehold improvements                          207,998        195,388
                                               -----------    -----------
                                                 8,516,027      8,093,113
   Less accumulated depreciation
    and amortization                             3,653,135      3,430,447
                                               -----------    -----------
                                                 4,862,892      4,662,666

DEFERRED EXPENSES AND OTHER RECEIVABLES            324,329        161,592

COSTS IN EXCESS OF NET TANGIBLE ASSETS
   ACQUIRED, less accumulated amortization
   of $288,958 at June 30, 1995 and $266,626
   at December 31, 1994.                           768,743        791,075
                                               -----------    -----------
                                               $18,164,761    $15,955,324
                                               ===========    ===========

                        MEDICORE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS - Continued



                                              June 30,    December 31,
                                                1995        1994 (A)
                                             ---------    ------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $ 3,807,057   $ 2,311,373
  Accrued expenses and other current
    liabilities                               1,583,059     1,121,799
  Current portion of long-term debt           1,382,000       951,000
  Income taxes payable                          513,241       276,768
  Deferred income taxes                         343,411       640,434
                                            -----------   -----------
             TOTAL CURRENT LIABILITIES        7,628,768     5,301,374

LONG-TERM DEBT                                1,073,676     1,667,129

DEFERRED INCOME TAXES                           788,481       787,076

MINORITY INTEREST IN SUBSIDIARIES               144,477       172,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
   Authorized 12,000,000 shares;
   5,454,940 shares issued and
   outstanding                                   54,549        54,549
  Capital in excess of par value             11,540,704    11,540,704
  Deficit                                    (3,109,728)   (4,058,994)
  Foreign currency translation adjustment      (190,069)     (227,745)
  Notes receivables from options exercise      (326,400)     (326,400)
  Unrealized gain on marketable securities
   for sale                                     560,303     1,044,918
                                            -----------   -----------
              TOTAL STOCKHOLDERS' EQUITY      8,529,359     8,027,032
                                            -----------   -----------
                                            $18,164,761   $15,955,324
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

See notes to Consolidated Condensed Financial Statements.

                        MEDICORE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                     1995           1994
                                                     ----           ----
OPERATING ACTIVITIES:

  Net income                                     $   949,266     $ 182,518
  Adjustments to reconcile net income
    to net cash provided by (used in)
     operating activities:
      Depreciation                                   247,594       216,991
      Amortization                                    34,116        54,574
      Bad debt expense                                58,024        35,045
      Provision for inventory
        obsolescence                                 193,760        38,000
      Gain on sale of securities                     (68,662)
      Stock compensation expense                                    76,875
      Deferred income taxes                                          3,894
      Minority interest                              (13,236)          787
      Increase (decrease) relating to
        operating activities from:
         Accounts receivable                      (1,522,129)     (581,965)
         Inventories                              (1,491,753)     (991,533)
         Prepaid expenses and other
          current assets                            (350,944)     (372,291)
         Accounts payable                          1,486,382       897,954
         Accrued expenses and other
          current liabilities                        451,491       334,910
         Income taxes payable                        231,246       115,106
         Other                                                        (690)
                                                 -----------     ---------
           Net cash provided by
             operating activities                    205,155        10,175

INVESTING ACTIVITIES:

  Additions to property, plant
    and equipment, net of minor
    disposals                                       (411,080)     (163,662)
  Increase in amounts due from
    Viragen, Inc.                                                  (67,850)
  Payments received on advances
    to Viragen, Inc.                                  10,735        46,764
  Proceeds from short-term investments               181,230       178,492
  Short-term investments                            (186,607)     (179,793)
  Proceeds from sale of marketable securities        103,708       165,519
  Organizational and other
    deferred investing costs                        (173,925)      (23,256)
  Purchase portion of minority interest
    in subsidiary                                    (15,000)
                                                 -----------     ---------
      Net cash used in
        investing activities                        (490,939)      (43,786)


                        MEDICORE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
                                  (UNAUDITED)



                                              SIX MONTHS ENDED
                                                  June 30,
                                             1995          1994
                                             ----          ----
FINANCING ACTIVITIES:

Payments on long-term debt                $ (175,378)   $ (208,425)
                                          ----------    ----------
      Net cash used in financing
        activities                          (175,378)     (208,425)

Effect of exchange rate
  fluctuations on cash                        (6,441)       13,760
                                          ----------    ----------

Decrease in cash and
   cash equivalents                         (467,603)     (228,276)

Cash and cash equivalents at
  beginning of period                      1,450,260     1,102,787
                                          ----------    ----------

Cash and cash equivalents at
  end of period                           $  982,657    $  874,511
                                          ==========    ==========



See notes to Consolidated Condensed Financial Statements.

                        MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 99% owned subsidiary, Dialysis Corporation of America ("DCA"), DCA's subsidiaries, and Medicore's 83.1% owned subsidiary, Techdyne, Inc. (including its wholly-owned subsidiaries Lance Wire and Cable, Inc. and Techdyne (Scotland) Ltd. ("Techdyne (Scotland)"), collectively the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories: Inventories, are valued at the lower of cost (first in, first-out method) or market value. The cost of finished goods and work-in-process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                      June 30,     December 31,
                                                        1995          1994
                                                     ----------    ------------
Electronic and mechanical components, net:

         Finished goods                              $  417,386    $  203,681
         Work-in-process                                890,095       572,077
         Raw materials and supplies                   2,681,582     1,889,729
                                                     ----------     ---------
                                                      3,989,063     2,665,487
Medical supplies                                        240,521       245,248
                                                     ----------    ----------
                                                     $4,229,584    $2,910,735
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

Foreign Currency Translation: The financial statements of Techdyne (Scotland), the foreign subsidiary, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

Income Per Share: Net income per share of common stock is computed on the basis of the weighted average shares outstanding plus common equivalent shares from dilutive stock options, using the modified treasury stock method for 1995 and the treasury stock method for 1994. Weighted average shares outstanding for 1994 includes shares approved in January 1994 and subsequently issued to officers, directors and key employees of the Company and certain subsidiaries. Fully diluted per share data has not been presented as it is not dilutive.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts, reported in the balance sheet for cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets: Prepaid expenses and other current assets is comprised as follows:

                                            June 30,     December 31,
                                              1995          1994
                                           ----------    ----------
United Kingdom VAT tax receivable          $ 374,532     $ 183,457
Other                                        360,012       231,118
                                           ---------     ---------
                                           $ 734,544     $ 414,575
                                           =========     =========

Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities is comprised as follows:

                                            June 30,   December 31,
                                              1995        1994
                                           ----------  -----------
United Kingdom VAT tax payable            $  485,672    $  397,404
Other                                      1,097,387       724,395
                                          ----------    ----------
                                          $1,583,059    $1,121,799
                                          ==========    ==========


Customer Payment Terms: The majority of the Company's sales are made at payment terms of net amount due in 30-45 days, depending on the customer.

Reclassification: Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.


NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months June 30, 1995 and June 30, 1994 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 1994.

NOTE 3--TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 1,071,000 shares of Viragen, Inc. ("Viragen" formerly a majority-owned subsidiary of the Company) common stock
(approximately 3% of the Viragen shares outstanding at June 30, 1995). The carrying value of these securities was written off as of December 31, 1991.

During 1994, the Company sold approximately 375,000 shares of Viragen stock and recognized a gain of approximately $524,000. During the second quarter of 1995, the Company sold approximately 53,000 shares of Viragen stock and recognized a gain of approximately $69,000.

As a result of the implementation of FAS 115 (See Note 1), the Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices published by the National Quotation Bureau, Inc. as of June 30, 1995 and December 31, 1994. However, the daily volume of Viragen shares traded would not support a market that would allow the Company to sell its holdings of Viragen stock at one time and realize the fair value recorded. In addition, the trading price of the Viragen stock has fluctuated significantly.

The Company has a second mortgage and related note due from Viragen. Under the terms of this note, the receivable is to be paid in monthly installments of $1,789, with a final payment of $361,412 due August 1, 1996. The note bears interest at 1% over prime. The note balance includes amounts due from Viragen that were previously written off by Medicore. At June 30, 1995 and December 31, 1994, the outstanding note balance was $384,671 and $395,406, respectively, and is shown net of an allowance for the amounts previously written off. Interest earned on the note amounted to approximately $10,000 and $19,000 for three months and six months ended June 30, 1995 and $8,000 and $15,000 for the same periods of the preceding year.

The Company has a royalty agreement with Viragen, pursuant to which it is receiving royalty payments on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. The effective date of the agreement was November 15, 1993, with royalty payments due quarterly, commencing June 30, 1994. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement will comprise the final payment under the new agreement.

NOTE 4--LONG-TERM DEBT

Techdyne, Inc.'s term loan at June 30, 1995 and December 31, 1994 amounted to approximately $703,000 and $807,000, respectively. The terms of this loan were renegotiated in March 1991 and again in June 1992. The balance is due in monthly installments of $10,000 plus interest through June 1, 1993; thereafter, monthly principal payments increased to $17,300 plus interest. The unpaid balance is due on June 1, 1996. Accordingly, the unpaid principal balance as of June 30, 1995 has been reflected as current liability. Interest under the agreement is at a rate equal to 1% above the fluctuating base rate of the Bank. On December 31, 1992, Medicore guaranteed this loan and gave the Bank a mortgage on its properties in Florida presently under lease to Techdyne, Inc. At December 31, 1994, Techdyne, Inc. was in violation of certain covenants under the loan. On March 30, 1995, the lender waived these defaults as of December 31, 1994, and waived compliance with these covenants through December 31, 1995.

The Company and Techdyne, Inc. have agreed to the following:

         Techdyne, Inc. has agreed to remit to the bank 50% of any intercompany repayments Techdyne (Scotland) makes to Techdyne, Inc.

         In the event Techdyne (Scotland) Ltd. is sold, which is not currently contemplated, 50% of the net proceeds would be applied to repay the loan.

         Techdyne, Inc. has agreed not to provide future funding to Techdyne (Scotland) without prior permission from the bank.

         The Company has agreed that $1,500,000 of Techdyne, Inc.'s indebtedness to the Company will be subordinated to the bank debt and has agreed to subordinate certain lease payments in the event of default.

         The loan is secured by Techdyne, Inc.'s receivables, inventory and fixed assets with a carrying value of approximately $5,847,000 at June 30, 1995, in addition to the mortgaged real properties.

Techdyne, Inc., is in the process of refinancing the term loan and is attempting to obtain a credit facility with increased borrowing limits.

Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalent of approximately $636,000 at June 30, 1995. This line of credit, which was increased in June 1995 from its previous level of $318,000, operates as an overdraft facility and is secured by assets of Techdyne (Scotland), with a carrying value of approximately $5,637,000 at June 30, 1995, and is guaranteed by Techdyne, Inc. The interest rate is 2.50% above the bank base rate on the first $318,000 and 2.75% above the bank base rate on the remaining $318,000 with applicable rates of 9.25% and 9.50%, respectively, as of June 30, 1995 and 9.0% as of December 31, 1994. No amounts were outstanding under this line of credit as of June 30, 1995 or December 31, 1994.

Techdyne, Inc. has a promissory note payable to a local bank of $145,000 at June 30, 1995 and December 31, 1994, with interest payable monthly at prime with the note maturing April 1997.

The prime rate was 9% and 8.5% as of June 30, 1995 and December 31, 1994, respectively.

In July 1994, the Company obtained a $230,000 mortgage to refinance a mortgage note and second mortgage note secured by land and building which represents a non-cash financing activity and is a supplemental disclosure required by SFAS 95. The new first mortgage had a remaining principal balance of approximately $219,000 and $226,000 at June 30,1995 and December 31, 1994, respectively. This mortgage is payable commencing September 1, 1994 at $1,065 plus interest at 2% over prime through July 1, 1999 with the remaining principal and accrued interest due August 1, 1999.

In July 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. In connection with the purchase of this real property, Techdyne (Scotland) made a $110,000 payment and obtained a 15-year mortgage of approximately $620,000 based on exchange rates at that time, with a variable interest rate of 2% above the bank base rate. The mortgage transaction represents a noncash financing activity which is a supplemental disclosure required by SFAS 95. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $617,000 and $628,000 at June 30, 1995 and December 31, 1994, respectively, based on applicable exchange rates at the end of each period. The first payment under this mortgage was due in October 1994 with quarterly payments, including principal and interest, through October 2009, with adjustable payments to reflect variations in interest rates. The interest rate on this mortgage was 8.75% and 8.25% at June 30, 1995 and December 31, 1994, respectively.

The Company obtained a $130,000 mortgage in April 1993 in connection with the purchase of a vacant lot for possible future expansion. This mortgage which commenced May 1, 1993 is payable at $1,083 plus interest at 2% over prime through March 1, 1998 with the remaining principal balance and accrued interest due April 1, 1998. The principal balance outstanding under this mortgage amounted to approximately $102,000 and $108,000 at June 30, 1995 and December 31, 1994, respectively.

In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $272,000 and $288,000 at June 30, 1995 and December 31, 1994, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage through November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $340,000 and $360,000 at June 30, 1995 and December 31, 1994, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1994, the Company was in violation of certain covenants under these loans. On March 31, 1995, the lender waived these defaults as of December 31, 1994 and waived compliance with these covenants through December 31, 1995.

The Company has various capital lease obligations on equipment. There were no such new obligations during the first half of 1995 and approximately $36,000 during the first half of 1994. Such obligations represent a noncash financing activity which is a supplemental disclosure as required by Statement on Financial Accounting Standards No. 95, Statement of Cash Flows.

The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value.

Interest payments on debt amounted to approximately $63,000 and $124,000 for the three months and six months ended June 30, 1995 and $42,000 and $82,000 for the same periods of the preceding year.

NOTE 5--INCOME TAXES

At December 31, 1994, the Company had net operating loss carryforwards of approximately $6,000,000 that expire in years 2005 through 2008. Of these net operating loss carryforwards, approximately $2,100,000 expire in 2004 and are only available to offset future Techdyne, Inc. taxable income.

A deferred tax liability of $714,000 at June 30, 1995 and December 31, 1994 resulted from income tax expense recorded on a gain which was recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investment in Techdyne. This temporary difference will reverse upon the occurrence of certain events relating to the divestiture of Techdyne. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. Consequently, the Company has not recognized any benefit from its loss carryforwards by offsetting them against this deferred tax liability. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Scotland). A current deferred tax liability has been recorded for the unrealized gain on marketable securities. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other deferred tax liabilities, which total approximately $1,300,000, result from temporary differences including tax over book depreciation and the unrealized gain on marketable securities and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,300,000 result primarily from the net operating loss carryforwards noted above which result in related deferred tax assets of approximately $2,100,000 and from temporary differences in book and tax bases of receivables and inventory which result in related deferred tax assets of approximately $200,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance.

The Company had a domestic income tax expense of approximately $15,000 and $40,000 for the three months and six months ended June 30, 1995 and $3,000 and $7,000 for the same periods of the preceding year, which includes the tax benefit of net operating loss carryforwards of approximately $86,000 and $171,000 for the three months and six months ended June 30, 1995, with no such benefits during the three months and six months ended June 30, 1994. Techdyne (Scotland) had income tax expense of $119,000 and $234,000 for the three months and six months ended June 30, 1995 and $60,000 and $117,000 for the same periods of the preceding year.

Income tax payments were approximately $16,000 and $43,000 for the three and six months ended June 30, 1995 and $6,000 and $10,000 for the same periods of the preceding year.

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

In May 1994, Techdyne, Inc., adopted a stock option plan for up to 250,000 non-qualified options pursuant to which plan, in May 1994, the Board of Directors granted 227,500 options to purchase shares of Techdyne, Inc.'s common stock to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years at $1.00 per share. On February 27, 1995 Techdyne, Inc. granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne, Inc. and Techdyne (Scotland) for 142,500 shares exercisable at $1.75 per share for five years. These options may be exercised for cash or subject to Techdyne, Inc., Board approval, in part by cash, (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury Bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until a default, if any, on the note. In April 1995, Techdyne, Inc., granted a non-qualified stock option for 10,000 shares of its common stock, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

NOTE 7--COMMON STOCK

The board of directors of the Company determined that the fair value of the Company's common stock was not in excess of the exercise price on the date of grant for the stock options granted and, therefore, no amounts have been charged to operations in connection with any grants of options.

In January 1994, the Company granted 410,000 shares of common stock, as compensation, service and incentive awards, to officers, directors and key employees of the Company and certain subsidiaries. The shares vested 1/12th every month. In conjunction with the vesting provision, $38,000 and $76,000 was charged to operations during the three months and six months ended June 30, 1994.

NOTE 8--SECURITIES OFFERING

Techdyne, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission on July 26, 1995 for an offering of 1,000,000 shares of its common stock and 1,000,000 common stock purchase warrants. Techdyne, Inc. intends to use the net proceeds from the offering to repay a portion of its indebtedness to the Company, establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. Upon completion of the offering, the Company, which presently owns 83.1% of Techdyne, Inc. would own approximately 73.7% of Techdyne, Inc. (including conversion rights to 1,716,095 shares of common stock upon exercise of a convertible promissory note representing indebtedness of $4,503,166 from Techdyne, Inc. to the Company).

NOTE 9--CONTINGENCIES

Techdyne, Inc. is party to certain lawsuits it initiated against a former officer and director who filed a third party complaint against that subsidiary, which third party complaint was dismissed without prejudice to renew. Management believes the results of these matters will not have a materially adverse effect on the Company's financial statements.

Item 2.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations


LIQUIDITY AND CAPITAL RESOURCES

         Working capital totalled approximately $4,423,000 at June 30, 1995, a decrease of approximately $448,000 during the first half of 1995. The overall decrease reflects net changes in the components of working capital resulting from the 57% increase in sales revenues and increased operating profits during the first half of 1995 compared to the same period of the preceding year. The decrease in working capital reflected the net decrease of $485,000 resulting from the valuation of marketable securities and related deferred taxes as required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and the inclusion of an additional $464,000 of Techdyne, Inc.'s term loan in current debt as a result of the June 1, 1996 maturity of this loan.

         Included in the changes in components of working capital was a decrease in cash and cash equivalents of $468,000 which included net cash provided by operating activities of $205,000, net cash used in investing activities of $491,000 (including $411,000 from additions to property and equipment of which $169,000 relates to construction of two new dialysis centers in Pennsylvania) and net cash used in financing activities of $175,000 from payments on long-term debt. The significant increases in accounts receivable, inventories, other current assets, accounts payable and accrued expenses reflect the overall increase in sales levels.

          The increase in inventories included an increase in levels maintained by Techdyne (Scotland), of approximately $900,000 related to the requirements of a system implemented by its major customer, Compaq Computer Corp. ("Compaq"), which requires Techdyne (Scotland) to have on hand inventories of finished goods to meet on demand requirements of Compaq. Compaq has agreed to assume the responsibility for the cost of any excess inventory not used under the system.

          The Company is a guarantor under Techdyne, Inc.'s bank loan agreement. This loan is secured by Techdyne, Inc.'s receivables, inventory and fixed assets, and the bank has mortgages on various real properties owned by the Company. The Company subordinated to the bank $1,500,000 of advances made to Techdyne, Inc. and agreed to subordinate lease payments from Techdyne, Inc. in the event of default. The remaining principal balance under this note amounted to $703,000 and $807,000 at June 30, 1995 and December 31, 1994,
respectively. Since this loan matures June 1, 1996, the unpaid principal balance has been reflected as a current liability. Techdyne, Inc. is in the process of replacing this loan with a larger credit facility to secure additional working capital. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne, Inc. has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $636,000 at June 30, 1995 which is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne, Inc. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of June 30, 1995. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne, Inc. filed a registration statement with the Securities and Exchange Commission on July 26, 1995, offering 1,000,000 shares of common stock and 1,000,000 warrants (presently contemplated offering price of $.15 per warrant convertible at $5.00 per share) with the common stock offering price to be negotiated with the underwriter based upon certain factors including the market price of the common stock immediately prececeding the effective date of such registration statement. The current market price of the common stock at July 31, 1995 is $4.00 bid and $5.00 asked. If the offering is completed, the Company's ownership in Techdyne, Inc., would decrease from 83.1% to 73.7%. The offering is to enable Techdyne, Inc. to repay a portion of its indebtedness to the Company, establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. See Note 8 to "Notes to Consolidated Condensed Financial Statements".

         During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totalling $1,080,000 on two buildings which housed, until the dialysis centers were sold in October 1989, two of its dialysis facilities located in Maryland and Pennsylvania. The mortgages had a combined remaining balance of $612,000 and $648,000 at June 30, 1995 and December 31, 1994,
respectively. The bank has liens on the real and personal property of the Company's dialysis subsidiary, including a lien on all rents due and security deposits from the rental of these properties. The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years. The five year period has elapsed; accordingly, while no notice has been given, the unpaid principal is carried as a current liability. The unaffiliated Maryland dialysis center continues to lease space from the Company in the building; however, the Pennsylvania center recently relocated. The Company has constructed at that property its own new dialysis center which commenced treatments in June 1995. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         The Company owns 1,071,068 shares of Viragen at June 30, 1995 for which the remaining carrying value was previously written-off. The Company sold 376,432 shares of Viragen stock during 1994, realizing a gain and cash proceeds of $524,000. The Company sold 52,500 shares during the second quarter of 1995 realizing a gain and cash proceeds of $69,000 and intends to sell additional shares as needed as a source of working capital. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

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

         In April 1993, the Company purchased a vacant lot across from Techdyne, Inc.'s facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $102,000 and $108,000 at June 30, 1995 and December 31, 1994, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         In July 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne, Inc. The principal balance under this mortgage amounted to $219,000
and $226,000 at June 30, 1995 and December 31, 1994, respectively.   See Note 4
to "Notes to Consolidated Condensed Financial Statements".

         In July 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000 obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $617,000 and $638,000 at June 30, 1995 and December 31, 1994, respectively. The first quarterly payment under this
mortgage was made in October 1994.   See Note 4 to "Notes to Consolidated
Condensed Financial Statements".

         In August 1992, one of Techdyne, Inc.'s major customers Wang Laboratories, Inc. ("Wang") filed for protection under Chapter 11 of the United States Bankruptcy Act. Techdyne, Inc.'s unsecured claim was resolved in the Wang reorganization. Pursuant to the first distribution under Wang's Chapter 11 proceedings, Techdyne, Inc. received 9,512 shares of Wang's reorganized common stock a portion of which it sold in December 1993, with the remainder sold in February 1994, with Techdyne, Inc., realizing proceeds from these sales totalling approximately $166,000 in March 1994. In February 1995, Techdyne, Inc., received and sold an additional 2,808 shares of Wang's reorganized common stock pursuant to a second distribution under the Chapter 11 proceedings, realizing proceeds of approximately $35,000 which was the amount Techdyne, Inc. had recorded as being due. Wang continues to be a customer but subject to stricter credit terms.

         The bulk of the Company's cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending upon the anticipated cash requirements of the Company.

         Given the current level of profitable operations and working capital, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

RESULTS OF OPERATIONS

         Consolidated revenues increased approximately $3,940,000 (69%) and $6,256,000 (57%) during the three months and six months ended June 30, 1995 compared to the same periods of the preceding year.

         Revenues of the Company's electronic and electro-mechanical subsidiary, Techdyne, Inc. increased approximately $3,887,000 (81%) and $6,162,000 (66%) for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year. Domestic revenues increased $2,790,000 (89%) and $4,429,000 (76%) and European-based revenues increased $1,733,000 (50%) and $1,097,000 (64%) for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year.

         The increase in domestic revenues of Techdyne, Inc., compared to the preceding year, in addition to an overall net increase in sales to existing customers, reflects new customer development efforts in general and additional revenues resulting from an increased level of customer service made possible through Techdyne's Texas manufacturing facilities including its Houston, Texas facility and its recently established Austin, Texas facility.

         The revenues of the Scottish-based subsidiary, Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 83% and 81% of the sales of Techdyne (Scotland) for the three months and six months ended June 30, 1995 compared to 79% for the same periods of the preceding year. Sales by Techdyne (Scotland) to Compaq increased $978,000 (72%) and $1,476,000 (54%) for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year.

         Approximately 77% of Techdyne, Inc.'s consolidated sales and 70% of the Company's consolidated sales for the first six months of 1995 were made to five customers. Compaq accounted for 29% and 26%, and Avid Technology accounted for 22% and 20%, and Motorola accounted for 10% and 9% of Techdyne, Inc.'s and the Company's consolidated sales, respectively. The other customers accounted for less than 10% of Techdyne's and the Company's sales. The loss of any of these customers would have an adverse effect on the Company's operations.

         Medical supply sales revenues increased by $38,000 (10%) and $94,000 (12%) for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year. The increase in sales for the first six months of 1995 compared to the same period of the preceding year resulted mainly from increased sales of the Medi-Lance(R), the principal product of this division, with the balance of the increase coming from an increased demand for various other products.

         Medical services sales revenues, which represents revenues of the Company's dialysis division, decreased by $32,000 (7%) and $60,000 (6%) for the three months and the six months ended June 30, 1995 compared to the same periods of the preceding year as a result of a decrease in patients at the Fort Walton Beach, Florida dialysis facility and decreased revenues from inpatient hospital dialysis treatments for this facility. The Company commenced treatments at a newly constructed Pennsylvania dialysis center effective June 1, 1995 and expects to commence treatment at another Pennsyslvania dialysis center presently, under construction in the third or fourth quarter of 1995.

         Interest and other income increased by $71,000 and $73,000 for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year mainly as a result of a gain of $69,000 realized on the sale of Viragen stock during the second quarter of 1995.

         Cost of goods sold as a percentage of consolidated sales revenues amounted to 83% and 81% for the three months ended and six months ended June 30, 1995 compared to 79% for the same periods of the preceding year, largely as a result of change in product mix.

         Cost of goods sold for the Company's electronic and electro-mechanical subsidiary, Techdyne, Inc., as a percentage of sales increased to 84% and 85% for the three months ended and six months ended June 30, 1995 compared to 83% for the same periods of the preceding year largely as a result of change in product mix. Increased sales revenues of the Company's electronic and electro-mechanical subsidiary, along with improved manufacturing efficiencies and overall cost reduction efforts, resulted in an increase in operating profits of this subsidiary of $397,000 and $800,000 for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year.

         Cost of goods sold for the medical supplies operation as a percentage of sales increased to 55% for the three months and decreased to 52% for the six months ended June 30, 1995 compared to 54% for the same periods of the preceding year, with the decrease for the first half of 1995 largely resulting from increased profit margins on the principal product of this division. The increase in margins and increased sales revenues of the medical supplies operation was largely responsible for an increase in operating profits of $39,000 for the six months ended June 30, 1995 compared to the same period of the preceding year, with operating profits for the three months ending June 30, 1995 decreasing slightly by $4,000 compared to the same period of the preceding year.

         Cost of goods sold relating to medical services sales increased to 73% and 66% for the three months and six months June 30, 1995 compared to 62% and 64% ended for the preceding year. Although medical services operating profits increased slightly by $2,000 during the three months ended June 30, 1995 compared to the same period of the preceding year, the decreased margins for the six months ended June 30, 1995, resulted in a decrease in operating profits of $68,000 for this period compared to the same period of the preceding year. The decrease margins is largely attributable to increased supply costs as well as higher costs associated with the low volume of treatments at the Lemoyne, Pennsylvania dialysis center which commenced operations in June 1995.

         Selling, general and administrative expenses increased by $54,000 (5%) and $109,000 (5%) for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year largely as a result of the increased level of activity generated by the 57% increase in sales revenues.

         Interest expense increased by approximately $17,000 (37%) and $37,000 (43%) for the three months and six months ended June 30, 1995 compared to the same periods of the preceding year as a result of increases in interest rates and higher overall levels of debt outstanding, including the Techdyne (Scotland) mortgage. The prime rate was 9% and 8.5% at June 30, 1995 and December 31, 1994, respectively.

INFLATION

         Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. Revenue per dialysis treatment for the Company's hemodialysis operations is set by regulation and cannot be voluntarily increased to keep pace with increases in supply costs and increases in nursing and other patient care costs.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           With respect to the litigation involving the company's subsidiary, Techdyne, Inc., that subsidiary's motion to dismiss a third party complaint against it brought by Techdyne, Inc's former President and Director, a defendant in Techdyne, Inc.'s civil action in the Circuit Court of Florida, was dismissed without prejudice to renew. Techdyne, Inc.'s action against its former Officer and Director relates to breach of his employment agreement and duties owed to Techdyne, Inc. pursuant to allegations of diversion of corporate opportunities. See Note 9 to "Notes to Consolidated Condensed Financial Statements".

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Part I Exhibits

                     (11) Statements re: computation of per share
                          earnings.

                     (27) Financial Data Schedule (for SEC use only).

                Part II Exhibits

                     None

           (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed for the quarter ended June 30, 1995.


                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDICORE, INC.


                                   By /s/ Dennis W. Healey
                                      --------------------------------
                                        DENNIS W. HEALEY, Senior Vice
                                        President, Principal Financial
                                        Officer and Treasurer

                                   By /s/ Daniel R. Ouzts
                                      -----------------------------------
                                        DANIEL R. OUZTS, Vice President/
                                        Finance, Controller and Principal
                                        Accounting Officer

      Dated:  August 8, 1995