Form 10-Q
period 1995-09-30
MEDICORE INC
filed 1995-11-13
CIK 8643

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to
                               ---------------    ---------------

Commission file number 1-9167
                       ------

                                  MEDICORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                          59-0941551
------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2337 West 76th Street, Hialeah, Florida                       33016
----------------------------------------                   -----------
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

Common Stock Outstanding

         Common Stock, $.01 par value -- 5,454,940 shares as of October 31,
1995.

                        MEDICORE, INC. AND SUBSIDIARIES

                                     INDEX


PART I  -  FINANCIAL INFORMATION

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1995 and September 30, 1994 include the accounts of the Registrant and all its subsidiaries.


Item 1.  Financial Statements

     1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1995 and September 30, 1994.

     2) Consolidated Condensed Balance Sheets as of September 30, 1995 and December 31, 1994.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1995 and September 30, 1994.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Results of Votes of Security Holders

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                        MEDICORE, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  September 30,         September 30,
                                1995        1994       1995        1994
                                ----        ----       ----        ----
REVENUES
 Sales                       $9,094,828 $5,977,897 $26,180,361 $16,880,093
 Interest and other income       63,161     65,718     233,167     231,682
 Realized gain on sale of
  marketable securities          97,080    131,123     165,742     131,123
                             ---------- ---------- ----------- -----------
                              9,255,069  6,174,738  26,579,270  17,242,898

COSTS AND EXPENSES
 Cost of goods sold           7,487,805  4,692,978  21,356,287  13,353,999
 Selling, general and
  administrative expenses     1,106,264  1,062,181   3,227,458   3,074,835
 Interest expense                60,838     59,371     185,098     146,420
                             ---------- ---------- ----------- -----------
                              8,654,907  5,814,530  24,768,843  16,575,254
                             ---------- ---------- ----------- -----------

INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST       600,162    360,208   1,810,427     667,644

Income taxes                    173,268     89,537     447,503     213,668
                             ---------- ---------- ----------- -----------

INCOME BEFORE MINORITY
    INTEREST                    426,894    270,671   1,362,924     453,976

Minority interest in
  income of consolidated
  subsidiaries                   56,952      3,941      43,716       4,728
                             ---------- ---------- ----------- -----------
          NET INCOME         $  369,942 $  266,730 $ 1,319,208 $   449,248
                             ========== ========== =========== ===========
Earnings per share:

  Primary                    $      .06 $      .05 $       .23 $       .09
                             ========== ========== =========== ===========

  Fully diluted                                    $       .22
                                                   ===========

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                               September 30,  December 31,
                                                    1995         1994(A)
                                               -------------  ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $ 1,372,703    $ 1,450,260
  Marketable securities                            805,986      1,685,352
  Short-term investments                           188,954        181,230
  Accounts receivable, less allowance
   of $170,000 at September 30, 1995 and
   $133,000 at December 31, 1994.                4,068,479      3,530,124
  Inventories, less obsolescence reserve
   of $293,000 at September 30, 1995 and
   $255,000 at December 31, 1994.                3,573,914      2,910,735
  Prepaid expenses and other current
   assets                                          699,571        414,575
  Note receivable from Viragen                     151,612
                                               -----------    -----------
                      TOTAL CURRENT ASSETS      10,861,219     10,172,276

RECEIVABLE FROM VIRAGEN, INC.                                     167,715

PROPERTY AND EQUIPMENT
   Land and improvements                         1,008,855      1,006,455
   Building and building improvements            2,713,068      2,558,195
   Equipment and furniture                       5,053,937      4,333,075
   Leasehold improvements                          354,561        195,388
                                               -----------    -----------
                                                 9,130,421      8,093,113
   Less accumulated depreciation
    and amortization                             3,740,736      3,430,447
                                               -----------    -----------
                                                 5,389,685      4,662,666

DEFERRED EXPENSES AND OTHER RECEIVABLES            485,409        161,592

COSTS IN EXCESS OF NET TANGIBLE ASSETS
   ACQUIRED, less accumulated amortization
   of $300,000 at September 30, 1995 and
   $267,000 at December 31, 1994.                  757,577        791,075
                                               -----------    -----------
                                               $17,493,890    $15,955,324
                                               ===========    ===========

                        MEDICORE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS- Continued



                                            September 30,  December 31,
                                                1995         1994 (A)
                                             ---------    -------------
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $ 2,873,627   $ 2,311,373
  Accrued expenses and other current
    liabilities                               1,594,120     1,121,799
  Current portion of long-term debt           1,314,000       951,000
  Income taxes payable                          385,991       276,768
  Deferred income taxes                         306,275       640,434
                                            -----------   -----------
             TOTAL CURRENT LIABILITIES        6,474,013     5,301,374

LONG-TERM DEBT                                1,205,576     1,667,129

DEFERRED INCOME TAXES                           788,013       787,076

MINORITY INTEREST IN SUBSIDIARIES               201,429       172,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
   Authorized 12,000,000 shares;
   5,454,940 shares issued and
   outstanding                                   54,549        54,549
  Capital in excess of par value             11,540,704    11,540,704
  Deficit                                    (2,739,786)   (4,058,994)
  Foreign currency translation adjustment      (203,919)     (227,745)
  Notes receivables from options exercise      (326,400)     (326,400)
  Unrealized gain on marketable securities
   for sale                                     499,711     1,044,918
                                            -----------   -----------
              TOTAL STOCKHOLDERS' EQUITY      8,824,859     8,027,032
                                            -----------   -----------
                                            $17,493,890   $15,955,324
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

                        MEDICORE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        September 30,
                                                     1995           1994
                                                     ----           ----
OPERATING ACTIVITIES:

  Net income                                       $1,319,208   $  449,248
  Adjustments to reconcile net income
    to net cash provided by
     operating activities:
      Depreciation                                    384,000      336,864
      Amortization                                     52,604       81,777
      Bad debt expense                                 65,772       51,921
      Provision for inventory
        obsolescence                                  237,000       76,000
      Gain on sale of securities                     (165,742)    (131,123)
      Stock compensation expense                                   115,313
      Deferred income taxes                                          9,882
      Minority interest                                43,716        4,728
      Increase (decrease) relating to
        operating activities from:
         Accounts receivable                         (590,495)    (481,894)
         Inventories                                 (889,053)  (1,812,449)
         Prepaid expenses and other
          current assets                             (318,200)    (233,416)
         Accounts payable                             558,983    1,134,621
         Accrued expenses and other
          current liabilities                         372,123      320,924
         Income taxes payable                         106,340      170,269
                                                   ----------   ----------
      Net cash provided by
             operating activities                   1,176,256       92,665

INVESTING ACTIVITIES:
  Additions to property, plant
    and equipment, net of minor
    disposals                                        (878,775)    (351,722)
  Increase in amounts due from
    Viragen, Inc.                                                  (47,614)
  Payments received on amounts due
    from Viragen, Inc.                                 16,103       75,478
  Proceeds from short-term investments                272,737      266,885
  Short-term investments                             (280,461)    (269,623)
  Proceeds from sale of marketable securities         200,788      296,642
  Purchase portion of minority interest
    in subsidiary                                     (15,000)
  Organizational and other
    deferred investing costs                         (237,329)      (6,497)
                                                   ----------   ----------
      Net cash used in
        investing activities                         (921,937)     (36,451)


                        MEDICORE, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued
                                  (UNAUDITED)



                                            NINE MONTHS ENDED
                                               September 30,
                                            1995          1994
                                            ----          ----
FINANCING ACTIVITIES:

Proceeds from short-term borrowings                    $   57,580
Payments on long-term debt               $ (324,073)     (275,044)
Deferred financing costs                     (9,950)      (31,794)
Dividend payment to minority
  shareholder in subsidiary                                (5,000)
Proceeds from exercise of stock
  options                                                   4,800
      Net cash used in financing         ----------    ----------
        activities                         (334,023)     (249,458)

Effect of exchange rate
  fluctuations on cash                        2,147        (7,273)
                                         ----------    ----------

Decrease in cash and
   cash equivalents                         (77,557)     (200,517)

Cash and cash equivalents at
  beginning of period                     1,450,260     1,102,787
                                         ----------    ----------

Cash and cash equivalents at
  end of period                          $1,372,703    $  902,270
                                         ==========    ==========




See notes to Consolidated Condensed Financial Statements.

                        MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 99% owned subsidiary, Dialysis Corporation of America ("DCA"), DCA's subsidiaries, Medicore's 83.1% owned subsidiary, Techdyne, Inc. (including its wholly-owned subsidiary Techdyne (Scotland) Ltd. ("Techdyne" (Scotland)") which is 62.5% owned by Medicore subsequent to the completion of Techdyne, Inc.'s securities offering on October 2, 1995 (See Note
8), collectively the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Sale of Stock by Subsidiaries: The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries. Techdyne, Inc. completed a public offering on October 2, 1995, pursuant to which the Company will recognize a gain in the fourth quarter of 1995. (See Note 8).

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

Inventories: Inventories, are valued at the lower of cost (first in, first-out method) or market value. The cost of finished goods and work-in-process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                  September 30, December 31,
                                                      1995          1994
                                                   ----------   ------------
Electronic and mechanical components, net:

         Finished goods                            $  441,767     $  203,682
         Work-in-process                              801,784        572,077
         Raw materials and supplies                 2,028,286      1,889,729
                                                   ----------     ----------
                                                    3,271,837      2,665,488
Medical supplies                                      302,077        245,247
                                                   ----------     ----------
                                                   $3,573,914     $2,910,735
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

The Company and its majority-owned domestic subsidiaries file consolidated federal and state tax returns. Techdyne (Scotland) files a separate United Kingdom income tax return. Subsequent to Techdyne, Inc.'s public offering, which was completed on October 2, 1995, Techdyne, Inc. will file separate federal and state income tax returns with the income tax liability reflected on a separate return basis.

Foreign Currency Translation: The financial statements of Techdyne (Scotland), the foreign subsidiary, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the period. The translation adjustments resulting from the change in exchange rates from period to period have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

Earnings Per Share: Primary earnings per share is computed on the basis of the weighted average shares outstanding plus common equivalent shares from dilutive stock options, using the modified treasury stock method and average market prices for 1995 and using the treasury stock method and average market prices for 1995 and for 1994 includes shares approved in January 1994 and subsequently issued to officers, directors and key employees of the Company and certain subsidiaries. Fully diluted earnings per share for the nine months ended September 30, 1995 is computed on the basis of weighted average shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method and ending market prices which is higher than average market prices and has not been presented for the three months ended September 30, 1995 or for 1994 as it is not dilutive for those periods.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts, reported in the balance sheet for cash and cash equivalents approximate their fair values.

Prepaid Expenses and Other Current Assets: Prepaid expenses and other current assets is comprised as follows:

                                          September 30, December 31,
                                              1995          1994
                                           ----------    ----------
United Kingdom VAT tax receivable          $ 284,165     $ 183,457
Other                                        415,406       231,118
                                           ---------     ---------
                                           $ 699,571     $ 414,575
                                           =========     =========

Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities is comprised as follows:

                                          September 30, December 31,
                                              1995         1994
                                          ------------  ------------
United Kingdom VAT tax payable            $  567,452    $  397,404
Other                                      1,026,668       724,395
                                          ----------    ----------
                                          $1,594,120    $1,121,799
                                          ==========    ==========

Customer Payment Terms: The majority of the Company's sales are made at payment terms of net amount due in 30-45 days, depending on the customer.

Reclassification: Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.


NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 1995 and September 30, 1994 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K for the year ended December 31, 1994.

NOTE 3--TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 971,000 shares of Viragen, Inc. ("Viragen" formerly a majority-owned subsidiary of the Company) common stock
(approximately 2.7% of the Viragen shares outstanding at September 30, 1995). The carrying value of these securities was written off as of December 31, 1991.

During 1994, the Company sold approximately 375,000 shares of Viragen stock and recognized a gain of approximately $524,000 with approximately $131,000 of the gain recorded in the third quarter of 1994. During the third quarter of 1995, the Company sold 100,000 shares of Viragen stock and recognized a gain of approximately $97,000. For the nine months ended September 30, 1995, the Company sold approximately 153,000 shares recognizing a gain of approximately $166,000.

As a result of the implementation of FAS 115 (See Note 1), the Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices published by the National Quotation Bureau, Inc. as of September 30, 1995 and December 31, 1994; however, the daily volume of Viragen shares traded would not support a market that would allow the Company to sell its holdings of Viragen stock at one time and realize the fair value recorded. In addition, the trading price of the Viragen stock has fluctuated significantly.

The Company has a second mortgage and related note due from Viragen. Under the terms of this note, the receivable is to be paid in monthly installments of $1,789, with a final payment of $361,412 due August 1, 1996. The note bears interest at 1% over prime. The note balance includes amounts due from Viragen that were previously written off by Medicore. At September 30, 1995 and December 31, 1994, the outstanding note balance was $379,000 and $395,000, respectively, and is shown net of an allowance for the amounts previously written off with the remaining net balance of approximately $152,000 reflected as a current asset in the accompanying financial statements. Interest earned on the note amounted to approximately $13,000 and $31,000 for three months and nine months ended September 30, 1995 and $8,000 and $23,000 for the same periods of the preceding year.

The Company has a royalty agreement with Viragen, pursuant to which it is receiving royalty payments on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. The effective date of the agreement was November 15, 1993, with royalty payments due quarterly, commencing September 30, 1994. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement will comprise the final payment under the new agreement.

NOTE 4--LONG-TERM DEBT

Techdyne, Inc.'s term loan at September 30, 1995 and December 31, 1994 amounted to approximately $601,000 and $807,000, respectively. The terms of this loan were renegotiated in March of 1991 and again in September of 1992. The balance is due in monthly installments of $10,000 plus interest through September 1, 1993; thereafter, monthly principal payments increased to $17,300 plus interest. The unpaid balance is due on June 1, 1996. Interest under the agreement is at a rate equal to 1% above the fluctuating base rate of the Bank. On December 31, 1992, Medicore guaranteed this loan and gave the Bank a mortgage on its properties in Florida presently under lease to Techdyne, Inc. At December 31, 1994, Techdyne, Inc. was in violation of certain covenants under the loan. On March 30, 1995, the lender waived these defaults as of December 31, 1994, and waived compliance with these covenants through May 30, 1995.

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

         The loan is secured by Techdyne, Inc.'s receivables, inventory and fixed assets with a carrying value of approximately $4,795,000 at September 30, 1995, in addition to the mortgaged real properties.

Techdyne, Inc. has entered into a commitment letter with a Florida bank to refinance its term loan. If completed the new financing will provide for a $2,500,000 line of credit, due on demand, but in no event after June 30, 1996 secured by Techdyne, Inc.'s accounts receivable, inventory, furniture, fixtures and intangible assets and would bear interest at the bank's prime rate plus 1.25%. The facility also provides for a five year $900,000 commercial term loan at the bank's prime rate plus 1% secured by two buildings owned by the Company. Both facilities require Techdyne, Inc. to maintain a debt service coverage ratio of 1.25:1, maintenance of total debt to capital ratio of 1.5:1, maintenance of minimum capital funds of $3,500,000. The Company will guarantee both facilities and will subordinate $2,500,000 due from Techdyne, Inc., which subordination will be reduced by future earnings or contributed capital earned or received by Techdyne, Inc. Techdyne, Inc. has further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the term loan facility.

NOTE 4--LONG-TERM DEBT -- CONTINUED

Techdyne, Inc. has a promissory note payable to a local bank of $145,000 at September 30, 1995 and December 31, 1994, with interest payable monthly at prime with the note maturing April 1997.

In July 1994, the Company obtained a $230,000 mortgage to refinance a mortgage note and second mortgage note secured by land and building which represents a non-cash financing activity and is a supplemental disclosure required by the SFAS 95. The new first mortgage had a remaining principal balance of approximately $216,000 and $226,000 at March 31,1995 and December 31, 1994, respectively. This mortgage is payable commencing September 1, 1994 at $1,065 plus interest at 2% over prime through July 1, 1999 with the remaining principal and accrued interest due August 1, 1999.

The prime rate was 8.75% and 8.5% as of September 30, 1995 and December 31, 1994, respectively.

Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalent of approximately $632,000 at September 30, 1995. This line of credit, which operates as an overdraft facility, is secured by assets of Techdyne (Scotland), with a carrying value of approximately $5,432,000 at September 30, 1995, and is guaranteed by Techdyne, Inc. The interest rate is 2.50% above the bank base rate with an applicable rate of 9.25% and 9.0% as of September 30, 1995 and December 31, 1994, respectively. No amounts were outstanding under this line of credit as of September 30, 1995 or December 31, 1994.

In July 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. In connection with the purchase of this real property, Techdyne (Scotland) Ltd. made a $110,000 payment and obtained a 15-year mortgage of approximately $620,000 based on exchange rates at that time, with a variable interest rate of 2% above the bank base rate. The mortgage transaction represents a noncash financing activity which is a supplemental disclosure required by the SFAS 95. The principal balance outstanding under this mortgage had a U.S. dollar equivalency of approximately $608,000 and $628,000 at September 30, 1995 and December 31, 1994, respectively, based on applicable exchange rates at the end of each period. The first payment under this mortgage was due in October 1994 with quarterly payments, including principal and interest, through October 2009, with adjustable payments to reflect variations in interest rates. The interest rate on this mortgage was 8.75% and 8.25% at September 30, 1995 and December 31, 1994, respectively.

The Company obtained a $130,000 mortgage in April 1993 in connection with the purchase of a vacant lot for possible future expansion. This mortgage which commenced May 1, 1993 is payable at $1,083 plus interest at 2% over prime through March 1, 1998 with the remaining principal balance and accrued interest due April 1, 1998. The principal balance outstanding under this mortgage amounted to approximately $99,000 and $108,000 at September 30, 1995 and December 31, 1994, respectively.

In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $264,000 and $288,000 at September 30, 1995 and December 31, 1994, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage though November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $330,000 and $360,000 at September 30, 1995 and December 31, 1994, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1994, the Company was in violation of certain covenants under these loans. On March 31, 1995, the lender waived these defaults as of December 31, 1994 and waived compliance with these covenants through December 31, 1995.

The Company has various capital lease obligations on equipment. There were new capital lease obligations of approximately $204,000 during the third quarter of 1995 and approximately $36,000 during the first nine months of the preceding year. Such obligations represent a noncash financing activity which is a supplemental disclosure as required by Statement on Financial Accounting Standards No. 95, Statement of Cash Flows.

The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value.

Interest payments on debt amounted to approximately $60,000 and $184,000 for the three months and nine months ended September 30, 1995 and $42,000 and $124,000 for the same periods of the preceding year.

NOTE 5--INCOME TAXES

At December 31, 1994, the Company had net operating loss carryforwards of approximately $6,000,000 that expire in years 2005 through 2008. Subsequent to the completion of Techdyne, Inc.'s public offering on October 2, 1995, Techdyne, Inc. will file separate U.S. and state income tax returns with the income tax liabilities reflected on a separate return basis. Any remaining Techdyne, Inc. net operating loss carryforwards as of that date will only be available to offset future Techdyne taxable income.

A deferred tax liability of $714,000 at September 30, 1995 and December 31, 1994 resulted from income tax expense recorded on a gain recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investment in Techdyne. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Techdyne. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. Consequently, the Company has not recognized any benefit from its loss carryforwards by offsetting them against this deferred tax liability. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Scotland). A current deferred tax liability of $306,000 has been recorded for the unrealized gain on marketable securities. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Other deferred tax liabilities, which total approximately $1,300,000, result from temporary differences including tax over book depreciation and the unrealized gain on marketable securities and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,300,000 result primarily from the net operating loss carryforwards noted above which result in related deferred tax assets of approximately $2,000,000 and from temporary differences in book and tax bases of receivables and inventory which result in related deferred tax assets of approximately $300,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance of approximately $2,100,000.

The Company had a domestic income tax expense of approximately $36,000 and $177,000 for the three months and nine months ended September 30, 1995 and $3,000 and $10,000 for the same periods of the preceding year, which includes the tax benefit of net operating loss carryforwards of approximately
$90,000 and $260,000 for the three months and nine months ended September 30, 1995, and $43,000 and $30,000 for the three months and nine months ended September 30, 1994. Techdyne (Scotland) had income tax expense of $137,000 and $371,000 for the three months and nine months ended September 30, 1995 and $87,000 and $204,000 for the same periods of the preceding year.

Income tax payments were approximately $294,000 and $337,000 for the three months and nine months ended September 30, 1995 and $24,000 and $34,000 for the same periods of the preceding year.

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

In May 1994, Techdyne adopted a stock option plan for non-qualified options to be exercisable for a period of five years at $1.00 per share vesting over a two-year period. Pursuant to this plan, in May 1994, Techdyne granted 227,500 options to purchase shares of Techdyne's common stock to certain of its officers, directors, employees and consultants. On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne for 142,500 shares exercisable at $1.75 per share for five years. These options may be exercised for cash or subject to Techdyne Board approval, in part by cash (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury Bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until a default, if any, on the note. In April 1995, Techdyne granted a non-qualified stock option, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. The board of directors of the Company determined that the fair value of the Company's common stock was not in excess of the exercise price on the date of grant for the stock options granted and, therefore, no amounts have been charged to operations in connection with any grants of options.

NOTE 7--COMMON STOCK

In January 1994, the Company granted 410,000 shares of common stock, as compensation, service and incentive awards, to officers, directors and key employees of the Company and certain subsidiaries. The shares vested 1/12th every month. In conjunction with the vesting provision, $38,000 and $115,000 was charged to operations during the three months and nine months ended September 30, 1994.

NOTE 8--SUBSIDIARY STOCK OFFERING

Techdyne, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission on July 26, 1995 for an offering of 1,000,000 shares of its common stock and 1,000,000 common stock purchase warrants. Techdyne, Inc. intends to use the net proceeds from the offering to repay a portion of its intercompany indebtedness to Medicore, establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. Upon completion of the offering which closed on October 2, 1995 the Company which previously owned 83.1% of Techdyne, Inc. owns 62.5% of Techdyne, Inc. and has conversion rights to approximately 1,580,000 shares of Techdyne, Inc. after consideration of a $1,500,000 repayment of intercompany indebtedness by Techdyne, Inc. after completion of its public offering.

Techdyne, Inc. realized approximately $3,300,000 from the offering of which the Company's portion amounts to approximately $2,000,000 for which the

Company will recognize a gain in the fourth quarter of 1995 of approximately $1,200,000 which is net of applicable income taxes.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

Techdyne, Inc. was plaintiff in litigation against its former President and director alleging breach of his employment contract and fiduciary responsibilities to the Company. This litigation was settled in November, 1995 pursuant to which settlement Techdyne, Inc. is to receive $160,000. A third party complaint against Techdyne, Inc. in this matter was dismissed during 1995 without prejudice to renew.

Pursuant to completion of its recent offering, Techdyne, Inc. has entered into a consulting agreement with the Underwriter for a term of 18 months at $3,000 per month fully paid on October 2, 1995 upon completion of the underwriting to provide financial consulting services pertaining to Techdyne, Inc.'s business.

NOTE 10 -- SUBSEQUENT EVENTS

In early October 1995, a hurricane devastated certain areas of the Florida Panhandle where the Company has a kidney dialysis center. Damage to the permanent facility which the company leases forced the Company to relocate its center to a temporary facility for a period estimated at three months during which the structure in which the permanent facility is located will be repaired. The Company estimates that it will incur a loss of approximately $60,000 including damaged supplies and equipment, relocation and cleanup costs and lost profits incurred as a result of being shutdown for almost two weeks while relocating to the temporary facility. Also, the Company anticipates a loss of several patients on a permanent basis as a result of the shutdown.

The Company has formed a new 80% owned subsidiary, All American Medical & Surgical Supply Corp., which will provide durable medical equipment and supplies to the home healthcare market. The new company entered into five year employment agreements with two individuals to manage and develop its operation.

Item 2.  Management's Discussion And Analysis Of Financial
                 Condition And Results Of Operations

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totalled approximately $4,387,000 at September 30, 1995, a decrease of approximately $484,000 during the first nine months of 1995. The decrease in working capital included the net decrease of $545,000 resulting from the valuation of marketable securities and related deferred taxes as required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the inclusion in current debt of the remaining balance of $601,000 of Techdyne, Inc.'s term loan as a result of its June 1, 1996 maturity, and the reclassification to current assets of the remaining recorded amount of $152,000 for the note receivable from Viragen, Inc. which has an August 1,1996 maturity.

         Included in the changes in components of working capital was a decrease in cash and cash equivalents of $78,000 which included net cash provided by operating activities of $1,176,000, net cash used in investing activities of $922,000 (including $879,000 from additions to property and equipment, of which approximately $500,000 relates to two new dialysis centers in Pennsylvania) and net cash used in financing activities of $334,000, primarily from payments on long-term debt. The significant increases in accounts receivable, inventories, other current assets, accounts payable and accrued expenses are the result of net income of $1,319,000 for the nine months ended September 30, 1995 and the 55% increase in sales levels compared to the same period of the preceding year.

         The increase in inventories, in addition to increases resulting from higher sales revenues, included an increase in levels maintained by Techdyne (Scotland) of approximately $400,000 related to the requirements of a system implemented by its major customer, Compaq Computer Corp. ("Compaq"), which requires Techdyne (Scotland) to have on hand inventories of finished goods to meet on demand requirements of Compaq. Compaq has agreed to assume the responsibility for the cost of any excess inventory not used under the system.

          The Company is a guarantor under Techdyne, Inc.'s bank loan agreement. This loan is secured by Techdyne, Inc.'s receivables, inventory and fixed assets, and the bank has mortgages on various real properties owned by the Company. The Company subordinated to the bank $1,500,000 of advances made to Techdyne, Inc. and agreed to subordinate lease payments from Techdyne, Inc. in the event of default. The remaining principal balance under this note amounted to $601,000 and $807,000 at September 30, 1995 and December 31, 1994, respectively. Since this loan matures June 1, 1996, the unpaid principal balance has been reflected as a current liability. Techdyne, Inc. is in the process of replacing this loan with a larger credit facility to secure additional working capital. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne, Inc. has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $632,000 at September 30, 1995 which is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne, Inc. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of September 30, 1995. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne, Inc. filed a registration statement with the Securities and Exchange Commission on July 26, 1995, offering 1,000,000 shares of common stock at $4.00 per share and 1,000,000 warrants at $.15 per warrant convertible at $5.00 per share with the common stock offering, price having been negotiated with the underwriter based upon certain factors including the market price of the common stock immediately preceding the effective date of such registration statement. As a result of the offering the Company's ownership in Techdyne, Inc., decreased from 83.1% to 62.5%. Techdyne realized net proceeds of approximately $3,300,000 which it intends to utilize to repay $1,500,000 of intercompany indebtedness to Medicore, establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. See Note 8 to "Notes to Consolidated Condensed Financial Statements".

         During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totalling $1,080,000 on two buildings which housed, until the dialysis centers were sold in October 1989, two of its dialysis facilities located in Maryland and Pennsylvania. The mortgages had a combined remaining balance of $594,000 and $648,000 at September 30, 1995 and December 31, 1994, respectively. The bank has liens on the real and personal property of the Company's dialysis subsidiary, including a lien on all rents due and security deposits from the rental of these properties. The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years. The five year period has elapsed; accordingly, while no notice has been given, the unpaid principal is carried as a current liability. The unaffiliated Maryland dialysis center continues to lease space from the Company in the building; however, the Pennsylvania center recently relocated. The Company has constructed at that property its own new dialysis center which commenced treatments in June 1995. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         The Company owns approximately 971,000 shares of Viragen at September 30, 1995 for which the remaining carrying value was previously written-off.
The Company sold approximately 375,000 shares of Viragen stock during 1994, realizing a gain and cash proceeds of $524,000 with approximately $131,000 of the gain recorded on the third quarter of 1994. The Company has sold 153,000 shares during the first nine months of 1995 recognizing a gain of approximately $166,000 and intends to sell additional shares as needed as source of working capital. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Since the Company established Viragen in 1980, it had advanced substantial sums to that former subsidiary. In August 1993, the Company and Viragen executed a modified mortgage and promissory note, with interest at prime plus 1%, effective as of June 1, 1993 in the amount of $429,400, which is being amortized over a 20 year term in equal monthly installments with a balloon payment of all remaining unpaid principal and interest due August 1, 1996. The remaining net balance of $152,000, which is net of an allowance for amounts previously written off, is reflected as a current asset at September 30, 1995. Interest is at prime plus 1%. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

         In April 1993, the Company purchased a vacant lot across from Techdyne, Inc.'s facility in Hialeah, Florida for possible future expansion.
In connection with this purchase, the Company obtained a $130,000 mortgage.
The principal balance outstanding under this mortgage amounted to $99,000 and $108,000 at September 30, 1995 and December 31, 1994, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         In July 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne, Inc. The principal balance under this mortgage amounted to $216,000 and $226,000 at September 30, 1995 and December 31, 1994, respectively. See
Note 4 to "Notes to Consolidated Condensed Financial Statements".

         In July 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000 obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $608,000 and $628,000 at September 30, 1995 and December 31, 1994, respectively. The first quarterly payment under this mortgage was due in October 1994. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

         Techdyne (Scotland) commenced an addition of approximately 3,400 square feet to its existing building in early October 1995 with an estimated cost of approximately $150,000.

         In August 1992, one of Techdyne, Inc.'s major customers Wang Laboratories, Inc. ("Wang") filed for protection under Chapter 11 of the United States Bankruptcy Act. Techdyne, Inc.'s unsecured claim was resolved in the Wang reorganization. Pursuant to the first distribution under Wang's Chapter 11 proceedings, Techdyne, Inc. received 9,512 shares of Wang's reorganized common stock a portion of which it sold in December 1993, with the remainder sold in February 1994, with Techdyne, Inc., realizing proceeds from these sales totalling approximately $166,000 in March 1994. In February 1995, Techdyne received and sold an additional 2,808 shares of Wang's reorganized common stock pursuant to a second distribution under the Chapter 11 proceedings, realizing proceeds of approximately $35,000 which was the amount Techdyne had recorded as being due. Wang continues to be a customer but subject to stricter credit terms.

         As a result of a hurricane in early October 1995 which devastated certain areas of the Florida Panhandle where the Company has a dialysis facility, the Company will incur certain losses estimated at $60,000 and will have to temporarily relocate its facility for approximately three months. The Company anticipates a loss of several patients on a permanent basis as a result of the shutdown. See Note 10 to "Notes to Consolidated Condensed Financial Statements".

         The bulk of the Company's cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending upon the anticipated cash requirements of the Company.

         The Company intends to utilize the $1,500,000 intercompany indebtedness repayment by Techdyne in the expansion its dialysis operations and pursue other business compatible with its present operations.

         The Company has formed and is in the process of organizing a new 80% owned subsidiary, all American Medical & Surgical Supply Corp. The new company will provide durable medical equipment and supplies to the home health care market.

         Given the current level of profitable operations and working capital, and improved efficiencies, particularly in the area of domestic production, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

         Techdyne, Inc. anticipates establishing additional satellite facilities, two of which are under consideration for Boulder, Colorado and Raleigh, North Carolina, which would require approximately $300,000 each for leasehold improvements, equipment and furniture and fixtures. The recently established Austin, Texas facility will require approximately $80,000 in additional capital expenditures. Upgrading the Company's existing plant and equipment is estimated to cost approximately $250,000 over the next year. Most of these costs will be provided from the proceeds of Techdyne's public offering.

RESULTS OF OPERATIONS

         Consolidated revenues increased approximately $3,080,000 (50%) and $9,336,000 (54%) during the three and nine months ended September 30, 1995 compared to the same periods of the preceding year.

         Revenues of the Company's electronic and electro-mechanical subsidiary, Techdyne, increased approximately $2,898,000 (56%) and $9,060,000 (63%) for the three and nine months ended September 30, 1995 compared to the same periods of the preceding year. Domestic revenues increased $1,675,000 (54%) and $6,104,000 (68%) and European-based revenues increased $1,223,000 (59%) and $2,956,000 (53%) for the three and nine months ended September 30, 1995 compared to the same periods of the preceding year.

         The increase in domestic revenues of Techdyne compared to the preceding year, in addition to an overall net increase in sales to existing customers, reflects new customer development efforts in general and additional revenues resulting from an increased level of customer service made possible through Techdyne's Houston, Texas manufacturing facility and recently established Austin, Texas facility.

         The revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland) continue to be highly dependent on sales to Compaq which accounted for approximately 87% and 83% of the sales of Techdyne (Scotland) for the three months and nine months ended September 30, 1995, and 80% and 79% for the same periods of the preceding year. Sales by Techdyne (Scotland) to Compaq increased $1,197,000 (73%) and $2,673,000 (61%) for the three and nine months ended September 30, 1995 compared to the same periods of the preceding year.

         Approximately 79% of Techdyne's consolidated sales and 71% of the

Company's consolidated sales for the first nine months of 1995 were made to five customers. Compaq Computer Corp. accounted for 31% and 28%, and Avid Technology accounted for 22% and 20% of Techdyne's and the Company's consolidated sales, respectively. The other three customers each accounted for less than 10% of Techdyne's and the Company's sales. The loss of any of these customers would have an adverse effect on the Company's operations.

         Medical supply sales revenues increased by $48,000 (13%) and $143,000 (13%) for the three months and nine months ended September 30, 1995 compared to the same periods of the preceding year. The increase in sales compared to the preceding year resulted mainly from increased sales of the Medi-Lance(R), the principal product of this division.

         Medical services sales revenues, which represents revenues of the Company's dialysis division, increased by $210,000 (45%) and $150,000 (11%) for the three and nine months ended September 30, 1995 compared to the same periods of the preceding year. The company commenced treatments at a newly constructed Pennsylvania dialysis center in Lemoyne, Pennsylvania effective June 1995 and at another dialysis center in Wellsboro, Pennsylvania in October 1995. The increase in sales revenues compared to the preceding year has resulted primarily from the opening of the new Lemoyne, Pennsylvania facility.

         The Company recognized gains of $97,000 and $166,000 on the sale of Viragen stock during the three months and nine months ended September 30, 1995 compared to $131,000 for the three months and nine months ended September 30, 1994.

         Cost of goods sold as a percentage of consolidated sales revenues amounted to 82% for the three and nine months ended September 30, 1995 compared to 79% for the same periods of the preceding year.

         Cost of goods sold for the Company's electronic and electro-mechanical subsidiary, Techdyne, as a percentage of sales increased to 85% and 84% for the three months and nine months ended September 30, 1995 compared to 83% for the same periods of the preceding year as a result of customer and product mix. Increased sales revenues of this subsidiary together with overall cost reduction and cost containment efforts resulted in an increase in operating profits for this subsidiary of $198,000 and $998,000 for the three months and nine months ended September 30, 1995 compared to the same periods of the preceding year.

         Cost of goods sold for the medical supplies operation as a percentage of sales amounted to 60% and 58% for the three months and nine months ended September 30, 1995 and for the same periods of the preceding year. The increased sales revenues of the medical supplies operation was largely responsible for an increase in operating profits of $21,000 and $60,000 for the three months and nine months ended September 30, 1995 compared to the same periods of the preceding year.

         Cost of goods sold related to medical services sales increased to 67% and 66% for the three and nine months ended September 30, 1995 compared to 57% and 62% for the same periods of the preceding year. Although medical services operating profits increased slightly by $11,000 during the nine months ended September 30, 1995 compared to the same periods of the preceding year, the increase included increases in interest income on intercompany debt of $14,000 and $67,000, respectively, without which operating profits would have decreased approximately $6,000 and $56,000. The decrease in margins was largely attributable to higher costs associated with the low volume of treatments at the Lemoyne, Pennsylvania dialysis center which commenced operations in June 1995 and includes relatively high salary and beneift costs for the new facility due to the competition for healthcare workers in the area.

         Selling, general and administrative expenses increased by $44,000 (4%) and $153,000 (5%) for the three and nine months ended September 30, 1995 compared to the same period of the preceding year as a result of increased level of activity generated by the 55% increase in sales revenues. Selling, general and administrative expenses as a percentage of sales decreased 6% for the three months and nine months ended September 30, 1995 compared to the same periods of the preceding year as a result of increased sales, cost containment efforts and associated economies of scale.

         Interest expense, while increasing only slightly for the three months ended September 30, 1995 compared to the same period of the preceding year, increased approximately $39,000 for the nine months ended September 30, 1995 compared to the same period of the preceding year as a result of increases in interest rates and higher overall levels of debt outstanding, including the Techdyne (Scotland) mortgage. The prime rate was 8.75% and 8.5% at September 30, 1995 and December 31, 1994, respectively.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The litigation involving the Company's 63% owned public subsidiary, Techdyne, Inc., against Techdyne's former president and director for breach of his employment agreement and duties owed to the subsidiary for allegations of diversion of corporate opportunities has been settled on November 3, 1995 for $160,000 payable to Techdyne. See Note 9 to "Notes to Consolidated Condensed Financial Statements".

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         On September 13, 1995 the Company held its annual shareholders meeting at which the proposal for a classified board of directors was approved by a vote of 2,979,872 for, 235,840 against and 42,731 abstentions. Pursuant to such approval, the shareholders elected the four directors to serve for their respective classified terms by the following votes:

Name of Director                                            Votes
----------------                                            -----

                                     For           Against          Abstain          No-Votes
                                  ---------        -------          -------          --------
Peter D. Fischbein(1)             4,940,027        22,852           110,715            7,845

Anthony C. D'Amore(2)             4,933,050        29,829           110,715            7,845

Thomas K. Langbein(3)             4,939,837        23,042           110,715            7,845

Seymour Friend(3)                 4,930,779        32,100           110,715            7,845

---------------

(1)      To serve until the 1996 annual meeting of shareholders.

(2)      To serve until the 1997 annual meeting of shareholders.

(3)      To serve until the 1998 annual meeting of shareholders.

Two other proposals were not approved, since each required a favorable vote of 66 2/3% of the outstanding shares and there were approximately 1,790,000 no-votes. One proposal was to add a provision relating to the manner in which shareholders take action without a meeting, which received 3,099,419 favorable votes which represented 55% of the outstanding shares (and 241,167 negative votes); and the other proposal was to add a provision to the Company's Articles of Incorporation to increase the shareholder vote to amend the Articles of Incorporation, which proposal received 3,019,785 favorable votes, also representing approximately 55% of the outstanding shares, and 237,591 votes against this proposal.

ITEM 5.  OTHER INFORMATION

         A recently formed 80% owned subsidiary, All American Medical & Surgical Supply Corp. ("All American Supply") is initiating its operations in the marketing of home health care products and services. That subsidiary recently entered into five year employment agreements with Anthony Tepedino, President and director of the subsidiary, and Lou Ghelli, Vice President of All American Supply. Mr. Tepedino's agreement provides that he must transfer his Medicare and Medicaid licenses to All American Supply for the Company's $100,000 capital contribution to that subsidiary to be made. Mr. Tepedino's compensation is the greater of 8% of pre-tax profits of the new subsidiary, up to a maximum of $200,000, or 10% commission of Mr. Tepedino's marketing of home health care products and services. Mr. Tepedino is receiving $1,000 weekly draws against commissions earned, with adjustments for minimum commission requirements.

         Mr. Ghelli's agreement provides him with compensation based upon 10% of his marketing of that subsidiary's products and services and a 3% override commission on the subsidiary's sales exclusive of his or Mr. Tepedino's sales. Mr. Ghelli also receives a $1,000 weekly draw against a minimum commission base, which if not met provides the subsidiary to adjust the next quarter's weekly draw payments.

         Each agreement provides for a one year non-compete provision and confidentiality restrictions and a resale to the All American Supply for $1.00 consideration of either of Messrs. Tepedino's 15% interest or Mr. Ghelli's 3% interest in that subsidiary if either voluntarily leaves or terminates his relationship with All American Supply prior to the end of the five year term, or prior thereto, either dies, becomes disabled to the extent that he cannot perform under the agreement or otherwise is subject to bankruptcy or similar proceeding. See Note 10 to "Notes to Consolidated Condensed Financial Statements".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Part I Exhibits

                          (11)  Statements re:  computation of per share
earnings.
                          (27)  Financial Data Schedule (for SEC use only)

                 Part II Exhibits

                          (10)          Material Contracts

                                  (i)   Lease Purchase agreement between the
Company and B.  Braun Medical, Inc. dated August 24, 1995.

                                  (ii)  Employment Agreement between All
American Medical & Surgical Supply Corp.(1) and Anthony Tepedino dated October 26, 1995.

                                  (iii) Employment Agreement between All
American Medical & Surgical Supply Corp.(1) and Lou Ghelli dated October 26,
1995

---------------
(1)      An 80% owned subsidiary.

         (b)     Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MEDICORE, INC.



                                              By: /s/ DENNIS W. HEALEY
                                                 ------------------------------
                                                 DENNIS W. HEALEY, Senior Vice
                                                 President, Principal Financial
                                                 Officer and Treasurer


                                              By: /s/ DANIEL R. OUZTS
                                                 ------------------------------
                                                 DANIEL R. OUZTS, Vice
                                                 President/ Finance,
                                                 Controller and Principal
                                                 Accounting Officer


Dated:  November 10, 1995

                                 EXHIBIT INDEX


EXHIBIT NO.


                          Part I Exhibits

         (11)             Statement re: computation of per share earnings.

         (27)             Financial Data Schedule (for SEC use only).

                          Part II Exhibits

         (10)             Material Contracts

                          (i) Lease Purchase Agreement between the Company and B. Braun Medical, Inc. dated August 24, 1995.

                         (ii) Employment Agreement between All American Medical and Surgical Supply Corp. and Anthony Tepedino dated October 26, 1995.

                        (iii) Employment Agreement between All American Medical & Surgical Supply Corp. and Lou Ghelli dated October 26,1995.