Form 10-K405
period 1995-12-31
MEDICORE INC
filed 1996-04-01
CIK 8643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------

                                       OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from             to
                              ------------    ----------
Commission file number 1-9167
                       ------
                               MEDICORE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           FLORIDA                                    59-0941551
 -------------------------------                   ----------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


               2337 WEST 76TH STREET, HIALEAH, FLORIDA       33016
               ---------------------------------------       -----
              (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (305) 558-4000
                                                          --------------
          Securities registered pursuant to Section 12(b) of the Act:


                                               Name of each exchange
         Title of each class                    on which registered
         -------------------                    -------------------
     Common Stock, $.01 par value             American Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----      ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 12, 1996 was approximately $23,386,000.

         As of March 12, 1996 the Company had outstanding 5,454,940 shares of common stock.

                                   Continued

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Reports, Forms 10-K, for the years ended December 31, 1980 to 1981,
         1985, 1988 to 1990, and 1992 to 1994, Part IV, Exhibits.

Annual Reports for Registrant's Subsidiary, Techdyne, Inc., Forms 10-K for the years ended December 31, 1987 to 1988, and 1990 to 1991, Part IV, Exhibits.

Annual Reports for Registrant's former subsidiary, Viragen, Inc., Form 10-K for the year ended December 31, 1991, Part IV, Exhibits.

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on June 5, 1996

                                 MEDICORE, INC.

                      Index to Annual Report on Form 10-K
                          Year Ended December 31, 1995

                                                                                              Page
                                                                                              ----

                                                          PART I

         Item 1.   Business..............................................................       1

         Item 2.   Properties............................................................       8

         Item 3.   Legal Proceedings.....................................................      12

         Item 4.   Submission of Matters to a Vote
                   of Security Holders...................................................      12

                                                         PART II

         Item 5.   Market for the Registrant's Common Equity
                   and Related Stockholder Matters.......................................      12

         Item 6.   Selected Financial Data...............................................      13

         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations............................................................      14

         Item 8.   Financial Statements and
                   Supplementary Data....................................................      20


         Item 9.   Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure..................................................      20

                                                         PART III

         Item 10.  Directors and Executive Officers
                   of the Registrant.....................................................      20

         Item 11.  Executive Compensation................................................      22

         Item 12.  Security Ownership of Certain
                   Beneficial Owners and Management......................................      22

         Item 13.  Certain Relationships and Related
                   Transactions..........................................................      22

                                                         PART IV

         Item 14.  Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K...............................................      22


                                     PART I

ITEM 1.  BUSINESS

HISTORICAL

         Medicore, Inc. ("Medicore"), incorporated in Florida in 1961, manufactures and distributes medical products, and through its 80% owned subsidiary, All American Medical & Surgical Supply Corporation, is engaged in the sale and lease of home healthcare durables. Medicore is an international contract manufacturer of electronic, electro-mechanical and plastic insert and injection molded products primarily for the data processing, telecommunications and instrumentation industries through its 63% owned public subsidiary, Techdyne, Inc. ("Techdyne"), including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne (Scotland)"). Medicore also owns and operates three kidney dialysis centers through its subsidiary Dialysis Corporation of America ("DCA").

         Medicore and its subsidiaries are collectively hereinafter referred to as the "Company."

         The Company's executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Its telephone number in Florida is (305) 558-4000 and in New Jersey is
(201) 288-8220.


              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

                                                                              YEAR ENDED DECEMBER 31,
REVENUES                                                               1995            1994             1993
                                                                       ----            ----             ----
Electro-mechanical...................................                $30,424,358    $20,535,683    $15,287,883
Medical products.....................................                  1,702,042      1,557,993      1,547,249
Medical services ....................................                  2,469,372      2,024,589      2,089,627
Earned at corporate level............................                  2,413,790        735,759        388,105
Elimination of intersegment revenues:
  Parent company real estate rental
   charges to electro-mechanical
   manufacturing.....................................                   (130,000)      (130,000)      (130,000)
  Electro-mechanical manufacturing
   sales to medical services.........................                   (219,482)      (172,331)      (224,667)
                                                                     -----------    -----------    -----------


                 Total Revenues......................                $36,660,080    $24,551,693    $18,958,197
                                                                     ===========    ===========    ===========

                                                                             YEAR ENDED DECEMBER 31
                                                                      1995            1994             1993
                                                                      ----            ----             ----
OPERATING PROFIT (LOSS) (1)

Electro-mechanical...................................                $2,218,269   $ 1,289,134     $   287,783
Medical products.....................................                    34,789        41,967          (4,969)
Medical services.....................................                  (322,156)      (26,849)        184,737
                                                                     ----------   -----------     ----------
  Total Operating Profit.............................                 1,930,902     1,304,252         467,551
Earned at corporate level............................                 2,413,790       735,759         388,097
General corporate expenses...........................                   505,169       660,445         524,463
Interest expense.....................................                   246,393       207,703         202,208
                                                                     ----------   -----------     -----------
Income before income taxes,
  and minority interest .............................                $3,593,130   $ 1,171,863     $   128,977
                                                                     ==========   ===========     ===========


                                                                                          DECEMBER 31
                                                                         1995               1994            1993
                                                                         ----               ----            ----
IDENTIFIABLE ASSETS (2)

Electro-mechanical.......................                             $12,879,101       $ 8,741,418      $ 5,542,866
Medical products.........................                                 780,343           696,564          765,869
Medical services ........................                               3,971,867         2,303,560        2,566,860
                                                                      -----------       -----------      -----------
                                                                       17,631,311        11,741,542        8,875,595
                                                                      -----------       -----------      -----------
Corporate assets.........................                               3,615,843         4,213,782        2,446,803
                                                                      -----------       -----------      -----------
  Total Assets...........................                             $21,247,154       $15,955,324      $11,322,398
                                                                      ===========       ===========      ===========

                   FINANCIAL INFORMATION RELATING TO FOREIGN
                    AND DOMESTIC OPERATIONS AND EXPORT SALES

                                                                               YEAR ENDED DECEMBER 31
                                                                              1995            1994           1993
                                                                              ----            ----           ----
NET SALES AND OTHER INCOME
  United States..............................                             $  24,349,700   $16,670,955    $12,822,908
  Europe (3).................................                                12,310,380     7,880,738      6,135,289
                                                                          -------------   -----------    -----------
                                                                          $  36,660,080   $24,551,693    $18,958,197
                                                                          =============   ===========    ===========

NET INCOME (LOSS)
  United States..............................                             $   1,254,849   $   297,950    $  (184,423)
  Europe (3).................................                                   996,422       566,158        202,568
                                                                          -------------   -----------    -----------
                                                                          $   2,251,271   $   864,108    $    18,145
                                                                          =============   ===========    ===========


IDENTIFIABLE ASSETS (2)                                                        1995           1994            1993
                                                                               ----           ----            ----

   United States.............................                             $  14,645,274   $12,044,745    $ 9,374,494
   Europe (3)................................                                 6,601,880     3,910,579      1,947,904
                                                                          -------------   -----------    -----------
                                                                          $  21,247,154   $15,955,324    $11,322,398
                                                                          =============   ===========    ===========

- -------------

(1) Operating profit is total revenue exclusive of revenues earned at the corporate level, less operating expenses and includes any applicable amortization of costs in excess of net tangible assets acquired. Operating expenses exclude general corporate expenses, interest expense and minority interest of subsidiaries.

(2) Identifiable assets by segment include assets directly identifiable with the applicable operations. Corporate assets consist primarily of cash, receivables, and deferred expenses.

(3) Techdyne (Scotland) sales are primarily to customers in the United Kingdom. In 1994, sales were expanded to Ireland, Germany and Israel.

MEDICAL PRODUCTS

         The Company distributes medical supplies, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. In addition, the Company distributes a line of blood lancets used to draw blood for testing. Developed by the Company and manufactured by Techdyne, the lancets are distributed under the names Medi-Lance(TM) and Lady Lite(TM) or as a private label item if requested by the customer.

         The Company's new 80% owned subsidiary, All American Medical & Surgical Supply Corp., sells and leases durable medical equipment in the home health care industry.

         Marketing of medical products is conducted by independent manufacturer representatives and employees of the Company.

ELECTRO-MECHANICAL MANUFACTURING

         Techdyne is an international contract manufacturer of electro-mechanical, electronic, and plastic insert and injection molded products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications and instrumentation industries.

         Custom-designed products primarily include conventional and molded cables and wire harnesses, and to a more limited extent, printed circuit boards ("PCBs") and electro-mechanical assemblies. Techdyne also manufactures complete finished assemblies. Manufacturing is accomplished, if applicable, in accordance with Underwriters Laboratories specifications and the Canadian Standards Association requirements. In March, 1995, Techdyne received its ISO 9002 quality assurance designation which similar quality assurance designation Techdyne (Scotland) has had since 1991. See "Quality Control" below.

         Techdyne is also engaged in horizontal injection molding and vertical insert molding for production of medical products and electronic components. Medical products produced for the Company's medical supply operations include the Medi-Lance(TM), Medi-Let and Lady Lite(TM) lancets, the latter developed for women's use. See "Medical Supplies" above.

         Techdyne custom designs and assembles over 800 components and finished products for approximately 75 active accounts, principally OEMs and their suppliers. The customer base consists primarily of Fortune 100 companies. Approximately 60% of sales are domestic, and 40% effected by Techdyne (Scotland) are in the European markets. For the year ended December 31, 1995, approximately 55% of Techdyne's sales were made to numerous locations of two major customers, Compaq Computer Corporation ("Compaq") (36%) and Avid Technology, Inc. ("Avid") (19%). A loss of or substantially reduced sales to any of these customers would have a materially adverse affect on Techdyne and the Company, if such sales could not be replaced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding loss of Avid sales and anticipated reduction of Compaq sales by Techdyne (Scotland).

         Products and Services

                 Cable and Harness Assemblies

         A cable is an assembly of electrical conductors insulated from each other and twisted around a central core and jacketed. Cables may be molded or non-molded. Techdyne maintains a large assortment of standard tooling for D-subminiature connectors, Din connectors (circular connectors with from two to four pairs of wires used for computer keyboards), flat ribbon cables, and discrete cable assemblies.

         Harnesses are wires with insulation and terminals ready to be attached to connectors.

                 Printed Circuit Boards and Molded Assemblies

         PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The variety of PCBs produced include through-hole assemblies, low and medium volume surface mount PCB assemblies, and mixed technology PCBs. Through-hole assemblies are standard rigid boards with components on one side and solder pads on the other side. Surface mount circuit assemblies are components with no leads which are soldered to pads on the surface of the PCB. The mixed technology PCB combines both through-hole and surface mount.

                 Contract Manufacturing Products

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs, as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by Techdyne through its computer-aided design system, engineering and supply procurement. Alternatively, the customer may provide specifications and Techdyne will assist in the design and engineering, or just manufacture to the customer's specifications. Contract manufacturing products also include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

         By contracting assembly production, OEMs are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications in their products without costly retooling and without any extensive capital investments for new or altered equipment.

                 Medical Products

         Lancets are produced for the Company which distributes medical supplies. Lancets produced by Techdyne are vertical insert molded disposable products distributed under the trade names Medi-Lance,_ and Lady Lite_ and Medi-Let or under a private label if requested by the customer. See "Medical Supplies" above.

                 Reworking and Refurbishing

         Customers provide Techdyne with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

         Manufacturing and Supplies

         Components and products are custom designed and developed to fit specific customer requirements and specifications. Techdyne's industrial, electrical and mechanical engineers work in close liaison with its customers' engineering departments from inception through design, prototypes, production and packaging. The engineering staff also determines any special capital equipment requirements, tooling and dies, which must be acquired.

         Techdyne maintains a large assortment of standard tooling and modern state-of-the-art equipment at all of its facilities. Techdyne operates simultaneous production and assembly lines for its diverse mix of electrical and electro-mechanical products.

         Techdyne (Scotland)'s manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily molded cables, wire harnesses and electro-mechanical assemblies, incorporating multifaceted design and production capabilities.

         Techdyne has introduced "supplier partnerships" to meet customers' needs. This involves Techdyne accomplishing the in-house manufacturing requirements of the customer. Through EDI (electronic data interchange) the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

         Materials used in Techdyne's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs, and plastic resins. These materials are readily available from a large number of suppliers and manufacturers. Techdyne has not experienced any significant disruptions from shortages in materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. Techdyne has a completely computerized system of material requirements planning, purchasing, sales and marketing functions.

                 Quality and Process Control

         Techdyne received its ISO 9002 quality assurance designation in March, 1995. ISO 9002 is the international standard of quality with respect to all quality systems of operations, including, among others, purchasing, design, engineering, processes, manufacturing, sales, inventory control and quality. Techdyne (Scotland) received its quality assurance designation in 1991.

         Quality control is essential to Techdyne's operations since low-cost and high quality production are primary competitive standards and are vital to the services of Techdyne. See "Competition" below. Products, components, assemblies and sub-assemblies manufactured by Techdyne are thoroughly inspected visually and electronically to assure components are to strict specifications and are functional and safe. Management believes it is one of the manufacturers of choice for the major Fortune 100 companies who are its customers based upon its excellent record of quality production. The Company's extremely low product return rate of less than 50 PPM attests to its dedication to quality.

         Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufacturing process. The Company strives for a CPK of two, i.e., twice as critical as customer tolerances.

         During the course of initial qualification and production cycles, new and existing customers inspect Techdyne and its operations. Techdyne's product and manufacturing quality receives excellent ratings and quality awards.

         Marketing and Sales

         Domestic sales are generated by four regional sales managers. There are also two in-house sales people, including the President of Techdyne. The regional sales managers have five independent manufacturer representative agencies. Sales are also generated through catalogues, brochures and trade shows.

         Techdyne (Scotland) has three in-house sales personnel who market its products and services to customers in Scotland, England, Ireland, Germany and Israel.

         Substantially all of Techdyne's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as its supplier partnerships (see "Manufacturing and Supplies" above), are accomplished under open purchase orders with components released against customer requests.

         Most customers are Fortune 100 companies, with Techdyne's two major customers for 1995 being Compaq and Avid. See "Electro-Mechanical Manufacturing" above.

Backlog

         At December 31, 1995, Techdyne's backlog of orders amounted to approximately $6,211,000, of which approximately $3,110,000 was represented by
Compaq, Techdyne's largest customer for 1995.   Management believes, based on
past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substantially all of its backlog orders are firm and will be filled within this fiscal year. The purchase orders within which Techdyne performs do not provide for cancellation. Over the last several years cancellations have been minimal. There is no assurance that the backlog data is a reliable indicator of future sales.

DIALYSIS OPERATIONS

         The Company, through DCA and its subsidiaries, operates three out-patient dialysis treatment centers, and through these centers and other DCA subsidiaries, provides in-patient dialysis services to several hospitals. The out-patient dialysis centers are located in Fort Walton Beach, Florida, and Lemoyne and Wellsboro, Pennsylvania. Home patient dialysis services are also provided by DCA as well as the sale of medical supplies for dialysis treatments. Each of the dialysis centers offers home training to qualified patients who wish to have their treatments at home, which includes continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis.

         Individuals with end stage renal disease ("ESRD"), chronic kidney failure which is irreversible, require dialysis treatments or kidney transplantation to sustain life. Most dialysis patients require treatments three times a week, each treatment taking approximately four hours. Medicare funds a substantial portion of the costs of the dialysis treatments in accordance with rates established by the Health Care Financing Administration regardless of the patient's age or financial circumstances. Presently, Medicare under Part B of the Medicare Act, pays approximately 80% of the allowable charges for each dialysis treatment, which averages for out-patients between $118 to $125 per treatment, depending on regional wage variations. The balance of the payments are derived from the patient's insurance company, state programs such as Medicaid, or the patient's private funds. The in-patient dialysis services, usually required for hospital patients with acute renal failure or patients admitted to the hospital suffering from other illnesses who might require dialysis, are paid by the hospital on the basis of pre-determined and negotiated treatment fees.

         DCA also provides ancillary services including the administration of EPO, a bio-engineered protein used to treat anemia, providing therapeutic plasmapheresis and certain tests and studies through outside agencies such as nerve conduction, bone density and doppler flow studies.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney known as a dialyzer, to perform the function of removing toxins and excess fluids from the blood stream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to physicians instructions.

         In accordance with conditions for participation in the Medicare ESRD program, each facility has a qualified medical director. Each facility has a nurse administrator who supervises the day-to-day operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker and a part-time registered dietitian.

         Since 1989, the dialysis operations consisted of one center in Fort Walton Beach, Florida until 1995 when DCA established two additional out-patient dialysis facilities, one in Lemoyne, Pennsylvania which commenced operations in

June, 1995 and the other in Wellsboro, Pennsylvania which commenced operations in October, 1995. The treatment statistics for the five years ended December 31, 1995 were as follows:

                                                                                     Fiscal Year
                                                                 ----------------------------------------------
                                                                   1995        1994      1993     1992     1991
                                                                   ----        ----      ----     ----      ----
Outpatients at year end......................                       108         60         72        69       63
Outpatient treatments .......................                    10,903(1)   9,500      9,800     8,298    7,413
Acute inpatient treatments ..................                       843        419        748       599      579


- --------------

(1) Includes 3,060 home patient treatments which patients are billed for dialysis treatment supplies rather than per treatment and is converted into a per treatment basis pursuant to a formula developed by Medicare.

         Since DCA sold four of its dialysis centers in 1989, it has incurred operational losses. Although DCA has reflected income over the years, this was due to interest income, including interest on funds received through advances to the Company. DCA initiated an expansion program in 1995 with two new centers and a new marketing division, Renal Services of Pa., Inc., to develop new in-patient service contracts with hospitals as well as out-patient dialysis centers in the Pennsylvania region. The two new out-patient centers in Pennsylvania are in the developmental stage and will most likely generate losses during most of 1996 due to lead time needed to reach profitable treatment capacity levels. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Regulation

         The dialysis operations must adhere to stringent regulations of federal and state authorities. Its operations are subject to the terms of the Social Security Act and similar state laws which provide that it is unlawful to solicit, offer, receive or pay any remuneration, directly or indirectly, for referring a patient for treatment that is paid in whole or in part by Medicare, Medicaid or similar state program.

         The Omnibus Budget Reconciliation Act of 1993 contains certain provisions known as "Stark II" that restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." Designated health services include, among others, home health services and in-patient and out-patient hospital services. DCA at its Fort Walton Beach facility, provided in-patient dialysis treatments for a local hospital. The physician director of DCA's Fort Walton Beach center had a financial interest in that facility and has patients at the local hospital which thereby could be deemed self-referrals for in-patient hospital services. DCA restructured its in-patient hospital treatment relationship through another subsidiary. The President and Congress are in the process of attempting to reform the health care system. It is possible that federal and state governments will impose additional restrictions upon activities of the type conducted by DCA, which might have a materially adverse effect on the Company's business and results of operations.

         Most of DCAs revenues are attributable to payments received from the Medicare ESRD program which reimburses approximately 80% of the patient charges for each dialysis treatment. The level of DCA's revenues and profitability may be effected by potential legislation resulting in rate cuts. Management is unable to predict whether future rate changes will be made and even if made whether they will have a material effect on DCA's revenues and earnings. Operating costs tend to increase over the years without any comparable increases, if there are any increases at all, in the prescribed treatment rates, which usually remain fixed and have decreased over the years.

PATENTS AND TRADE NAMES

         The Company sells certain of its medical supplies and products under the trade name Medicore(TM). Certain of its lancets are marketed under the trade names Medi-Lance(TM) and Lady Lite(TM). See "Medical Supplies" above.

         The Company is the assignee of three patents relating to its lancets. The issuance of a patent does not assure protection against the development of similar, if not superior processes, know-how and products. The Company does not rely on patents or trademarks. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

COMPETITION

         The medical supply operations are extremely competitive and the Company is not a significant competitive factor in this area.

         In electro-mechanical manufacturing, Techdyne faces competition from many areas including divisions of large electronic and high-technology firms as well as from numerous smaller, specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations. Management believes the primary competitive factors to be price, quality of production, prompt customer service, timely delivery, engineering expertise and technical assistance to customers. Among this mix of competitive standards, management believes it is very competitive with respect to delivery time, quality, cost and customer service. Management also believes its competitive position is enhanced through Techdyne (Scotland)'s European manufacturing and marketing operations. See "Business - Electro-Mechanical Manufacturing" above.

         Due to the number and variety of competitors, reliable data relative to Techdyne's competitive position in the electronic components and assembly industry is difficult to develop and is not known.

         The operation of kidney dialysis centers is very competitive with numerous local providers, many owned by physicians, and several major operators, who have substantially greater financial resources and many more centers and patients than the Company. Hospitals and other out-patient dialysis centers compete with the Company's dialysis operations. Peritoneal dialysis, a more convenient and less expensive dialysis procedure, presents an additional competitive aspect to hemodialysis treatment. The Company is not a significant competitive factor in kidney dialysis services.

EMPLOYEES

         The Company and its subsidiaries employ approximately 369 full time employees of which 13 are administrative, 44 are with the dialysis operations, 16 are engaged in the medical supply and medical durables operations, and 296 are with Techdyne's electro-mechanical manufacturing operations (domestic and Scotland). In addition, Techdyne utilizes temporary workers both domestically and in Scotland, retained through local agencies, on a regular basis. Presently, there are approximately 69 such workers.

ITEM 2.  PROPERTIES

   Ownership

         DCA acquired two properties in 1987, one in Easton, Maryland consisting of land and a one and one-half story frame building of approximately 8,000 square feet, of which 5,400 square feet is leased to the purchaser of one of the dialysis centers DCA sold in 1989 and a competitor of DCA. DCA maintains an office at this facility. The second property consists of land and a 15,230 square foot brick building in Lemoyne, Pennsylvania. A portion of this building was leased to the same competitor through April 30, 1995. DCA constructed a new 5,000 square foot center at this facility, approved for 13 dialysis stations, with space available for expansion. DCA leases this facility to its subsidiary. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is hereby incorporated by reference.

         The properties in Lemoyne, Pennsylvania and Easton, Maryland, are subject to mortgages from a Maryland banking institution. As of December 31, 1995, the remaining principal amount of the mortgage on the Lemoyne property was approximately $256,000 and on the Easton, Maryland property was approximately $320,000. Each mortgage extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and DCA's personal property at those locations. The bank also has a lien on rents due DCA and security deposits from leases of the properties. Written approval of the lender is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. Under the terms of the mortgages, the bank has the immediate right to demand repayment of the outstanding balances. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations."

         In 1990, the Company acquired two buildings from Techdyne, one a 16,000 square foot building in Hialeah, Florida housing Techdyne's executive and administrative offices (approximately 5,000 square feet); engineering (approximately 2,000 square feet); and prototype and production assemblies and plastic injection molding (approximately 9,000 square feet). Adjacent to that facility is the second building consisting of 12,000 square feet used as a warehouse and inspection segments of Techdyne's operations. The Company leases these facilities to Techdyne. See below. The Company also purchased a parcel of land located adjacent to Techdyne's executive and administrative offices in Hialeah, Florida, used for parking. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is hereby incorporated by reference.

         The Company owns a small parcel of land near Techdyne's offices in Hialeah, also used as a parking lot, and a small undeveloped parcel adjacent to its warehouse facilities purchased for future expansion.

Leases - Company as Lessor

  LESSEE                      SPACE                   PROPERTY             TERM                            RENT
- ---------------            -----------             --------------      -------------                    ----------
Renal Treatment           5,403 sq ft              402 Marvel Ct.       5 yrs. to                       $71,570/yr
Centers-Maryland,                                  Easton, PA           March 31, 1998;                 escalating 3%
Inc.(1) (2)                                                             one 5 year                      for 2 yrs and
                                                                        renewal                         5% the last 2
                                                                                                        yrs. plus utilities
                                                                                                        and real estate
                                                                                                        taxes.

Dialysis Services of      5,000 sq ft              27 Miller Ave(4)     5 yrs. to                       $60,000 plus
Pennsylvania,                                      Lemoyne, PA          Nov. 30, 2000;                  plus utilities,
Inc. - Lemoyne(3)                                                       two 5 year                      real estate
                                                                        renewals                        taxes and insurance


MCI                       247 sq ft                27 Miller Ave.(4)    5 yrs. to                       $3,035/yr
Communications                                     Lemoyne, PA          Feb. 28, 1998                   plus
Corp.(10)                                                                                               electric and taxes

Sheppard Copier           1,947 sq ft              27 Miller Ave.(4)    3 yrs. to                       $15,907 the
Group, Inc.               (offices)                Lemoyne, PA          March 31, 1998                  first yr;
and Terry                                                                                               $17,010/yr.
Sheppard(1)                                                                                             remainder of
                                                                                                        term, plus
                                                                                                        rental taxes.



   LESSEE            SPACE                     PROPERTY             TERM               RENT
- -------------     -----------               --------------       -------------       ---------
Techdyne(5)       16,000 sq ft              2230 W 77th St       5 yrs. to           $130,000/yr
                  (exec. off.               Hialeah, FL          March 31,           plus
                  mfg.)                                          2000                taxes
                                                                                     utilities,
                                                                                     insurance
                                                                                     (net, net)(6)

Techdyne(5)       12,000 sq ft              2200 W 77th St       5 yrs. to           $130,000/yr
(warehouse)                                 Hialeah, FL          March 31,           plus taxes,
                                                                 2000                utilities,
                                                                                     insurance
                                                                                     (net, net)(6)



Leases - Company or Subsidiary as Lessee


IDENTITY OF
  LESSEE             SPACE            PROPERTY               LANDLORD                  TERM             RENT
- -----------       -----------      --------------            ----------              ---------        --------
The Company      2,800 sq ft      2337 W 76th St            Viragen, Inc.(7)         5 yrs. to        $19,600/yr
(exec. and                        Hialeah, FL                                        Dec. 31,         plus
admin.)                                                                              1997; two        taxes and
                                                                                     5 yr.            utilities
                                                                                     renewals

The Company      5,000 sq ft      75 W Commerce             Brett and                5 yrs to         $18,200/yr
                 (medical         Center                    Suzanne                  Dec. 11,         (escalat
                 supply and       2647 W 81 St              Anderson                 1997; one        ing 3%,
                 consumer         Hialeah, FL                                        5 yr             each year)
                 product                                                             renewal          plus
                 operations-                                                                          utilities
                 offices and
                 warehouse)

The Company      3,900 sq ft      777 Terrace Ave           Heights Plaza            5 yrs to         $70,000/yr
                 (exec.           Hasbrouck                 Associates               March 31,        plus
                 offices)         Heights, N.J.                                      1996             electricity
                                                                                                      taxes and
                                                                                                      operational
                                                                                                      increases

Techdyne         2,700 sq ft      2235 W 77th St            Megabrella,              Two yrs.         $15,600/yr
                 (production)     Hialeah, FL               Inc.                     to Dec.          (plus taxes
                                                                                     31, 1996;        escalating
                                                                                     2 one yr.        to $18,000
                                                                                     renewals         yrs. during
                                                                                                      renewals



IDENTITY OF
  LESSEE             SPACE            PROPERTY              LANDLORD             TERM                  RENT
- -----------       -----------      --------------           ----------        ---------              --------
Techdyne           11,000 sq ft     9742 and 9754(8)      George Whimpey        5 yrs.               $68,400/yr
                   (mfg.            Whithorn Drive        of Texas, Inc.        to Dec               (escalating
                   & offices)       Houston, TX                                 14, 1996             approx.
                                                                                                     1,280/yr)

Techdyne           200 sq ft        200 Turnpike          MMP                   month                $250/month
                   (office)         Rd. Southborough      Realty                to                   plus heat,
                                    MASS                  Trust                 month                electricity and
                                                                                                     janitorial


Techdyne           6,825 sq. ft.    800 Paloma Drive      AmorRon Park          3 yrs. to            $45,00/yrplus
                   (mfg. &          Round Rock (Austin),  Ltd.                  April 14,            taxes, utilities,
                   offices)         TX(9)                                       1998;                insurance
                                                                                one three            (net, net)
                                                                                year
                                                                                renewal


All American       6,000 sq ft      225 60th Street       Bart                  2 yrs.; 3 yr.        $31,300 first
Medical &          (office &        Brooklyn, NY          Castallano            renewal;             yrs.; $32,400
Surgical           warehouse)                                                   rt. of first         second year
Corp.(10)                                                                       refusal to           plus utilities
                                                                                purchase             and insurance


Dialysis           5,214 sq.        Paradise              JACO, L.C.            5 yrs to             $59,000/yr
Services           ft. (3 story     Village                                     Dec 30,
of Florida,        dialysis         Professional                                1999; one
Inc.-Fort          facility)        Park                                        5 yr.
Walton Bch.(11)                     Fort Walton                                 renewal
                                    Beach, FL

         Techdyne has an additional lease for two properties in Hialeah, Florida owned by its parent, the Company. See above "Leases - Company as Lessor."

         In 1994, Techdyne (Scotland) purchased the 27,000 square foot facility it had been leasing in Livingston, Scotland. The purchase was accomplished for approximately $730,000 with a 15-year mortgage which has a U.S. dollar equivalency of approximately $591,000 at December 31, 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Techdyne and DCA believe that their equipment and facilities are adequate for their current operations.

- -----------

(1)      DCA (99.1% owned subsidiary) is the Lessor.

(2) Leases guaranteed by parent, Renal Treatment Centers, Inc. DCA has acknowledged to lessees and their bank that such bank's security interest in lessees' property is superior to any interest which DCA may have as landlord.

(3)      100% owned subsidiary of DCA, the Lessor.

(4) The Lemoyne, PA. property has an approximately 60% vacancy, including Dialysis Services of Pennsylvania, Inc. - Lemoyne which occupies approximately 5,000 sq. ft. of the premises.

(5)      63% owned public subsidiary.

(6) The $130,000 per year rental is the aggregate for both properties, 2230 West 77th Street, Hialeah, Florida and 2200 West 77th Street, Hialeah, Florida with adjacent parking.

(7) Viragen, Inc. ("Viragen") is a former subsidiary of the Company which was spun-off in 1986. Viragen is indebted to the Company for $374,000 at December 31, 1995 (exclusive of $113,000 in accrued royalties and exclusive of $3,000 in annual interest) secured by a $429,000 note and mortgage on this land and building owned by Viragen. This mortgage is second to the $560,000 note and mortgage held by the Equitable Bank which the Company has guaranteed. Viragen has given the Company the right to take title to and possession of the building and Viragen's equipment, which event would terminate the lease, if the Company assumes the Equitable Bank mortgage, which is not presently anticipated. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

(8) Right (i) of first refusal to lease space in adjacent building when available; (ii) to locate to larger available space within lessor's property; and (iii) to terminate the lease after December 14, 1994 by paying three months rent and forfeiting the $3,175 security deposit.

(9) Right of first refusal to lease adjacent space (approximately 5,400 square feet).

(10)     80% owned subsidiary of the Company.

(11)     80% owned subsidiary of DCA.

ITEM 3.  LEGAL PROCEEDINGS

         The litigation initiated in 1994 in the Circuit Court of Florida, 11th Judicial District, Dade County involving the Company's 63% owned public subsidiary, Techdyne, against Techdyne's former president and director has been settled on terms favorable to Techdyne.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's common stock trades on the American Stock Exchange under the symbol "MDK". The table below indicates the high and low sales prices by quarter for the Company's common stock for the two years ended December 31, 1995.

                              SALE PRICE
                              ----------
                                                HIGH                    LOW
                                                ----                    ---
             1995
             ----

                 1st Quarter.............     4                     2 3/8
                 2nd Quarter.............     3 13/16               2 3/4
                 3rd Quarter.............     7 1/2                 3
                 4th Quarter.............     6 1/2                 3 1/4
             1994
             ----

                 1st Quarter.............     2 1/4                   3/4
                 2nd Quarter.............     1 5/8                   15/16
                 3rd Quarter.............     1 1/2                 1
                 4th Quarter.............     3 1/4                 1 1/2

         (b) As of March 12, 1996, there were 1,489 shareholders of record. The Company estimates, based upon its 1995 proxy solicitation, that its common shares are held by approximately 4,000 shareholders.

         (c)  The Company has not paid any cash dividends in the last two years.

ITEM 6.  SELECTED FINANCIAL DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                   Years Ended December 31
                                                  --------------------------------------------------------
                                                      1995       1994        1993       1992(1)    1991(2)
                                                      ----       ----        ----       ----       ----
Revenues......................................    $   36,660  $  24,552  $  18,958   $  18,737  $  17,879
Net income
  (loss)......................................         2,251        864         18        (869)    (1,486)
Income (loss) per
  common share................................           .38        .16         --        (.19)      (.33)
Weighted average
  shares out-
  standing and
  equivalents.................................     5,929,215  5,314,261  4,564,940   4,553,710  4,545,565


                        CONSOLIDATED BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                           December 31
                                                 ------------------------------------------------------------
                                                   1995          1994          1993         1992         1991
                                                   ----          ----          ----         ----         ----
Working capital..........................        $  7,034      $ 4,871       $ 2,497     $ 2,557       $ 4,442
Total assets.............................          21,247       15,955        11,322      11,723        13,310
Long-term debt...........................             964        1,667           918       1,249         2,019
Stockholders'
 equity(3)...............................           9,754        8,027         5,881       5,885         7,061

- -----------

(1) In 1992 estimated useful lives for plant equipment and tools and molds, previously 7 years, were increased to 10 years. The effect of this change in estimate was to reduce 1992 depreciation expense by approximately $215,000 or $.05 per common share, loss before extraordinary credit by $203,000 or $.04 per common share and net loss by $215,000 or $.05 per common share.

(2) During 1991, the Company revised the estimated useful lives for certain asset categories to better reflect the estimated periods during which such assets will remain in service.

         Estimated useful lives for buildings and improvements, previously 20 years, were increased to 30 years. Estimated useful lives for office furniture and equipment, previously 5-8 years, were increased to 8-10 years. The effect of this change in estimate was to reduce 1991 depreciation expense by approximately $88,000 or $.02 per common share, and loss before extraordinary credit and net loss by $66,000 or $.01 per common share.

(3) In 1993, the Company changed its method of accounting for income taxes and implemented, on a retroactive basis, Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Prior year amounts have been restated for the $188,000 retroactive effect of adopting Statement No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         1995 Compared to 1994

         Consolidated revenues increased $12,108,000 (49%) in 1995 compared to the previous year, including a $2,002,000 gain on a securities offering of Techdyne, the Company's electronic and electro-mechanical subsidiary. See "Liquidity and Capital Resources" below and Note 9 to "Notes to Consolidated Financial Statements." Techdyne accounted for most of the $10,410,000 (44%) sales increase. Techdyne revenues increased $9,889,000 (48%) over 1994 with domestic revenues increasing $5,459,000 (43%) and European-based revenues increasing $4,430,000 (56%).

         The increase in domestic revenues of Techdyne for the year resulted from an overall net increase in sales to existing customers, and continuing new customer development efforts, coupled with additional revenues resulting from an increased level of customer service made possible through Techdyne's Texas manufacturing facilities, one in Houston, Texas and the other recently established in Austin, Texas.

         The revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq Computer Corp. which accounted for approximately 86% and 80% of the sales of Techdyne (Scotland) for 1995 and 1994, respectively. Sales by Techdyne (Scotland) to Compaq in 1995 increased $4,280,000 (68%) compared to the preceding year. While the Company believes that Techdyne (Scotland) will maintain substantial sales to Compaq, the bidding for Compaq orders in Scotland has become more competitive, which the Company anticipates may result in some loss of Compaq business and will result in lower profit margins on Compaq sales. Techdyne (Scotland) intends to pursue new business development efforts to replace reductions in Compaq business and to pursue cost reduction efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

         Approximately 80% of Techdyne's consolidated sales and 72% of the Company's consolidated sales for 1995 were made to five customers. Compaq accounted for 36% and 32%, Avid Technology for 19% and 17%, and the other three customers each accounted for less than 10% of Techdyne's and the Company's consolidated sales. The loss, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations. Techdyne had sales of $5,653,000 to Avid for 1995. As a result of a change in the product platform of the product produced for Avid, Techdyne anticipates a loss of a majority of its sales to Avid during the next year. Techdyne intends to pursue new business development efforts to replace these lost sales, although there can be no assurance as to the success of such efforts.

         Medical product sales revenues increased $144,000 (9%) in 1995 compared to the preceding year. The principal product of this division the Medi-lance_, accounted for 76% and 70% of medical product sales revenues in 1995 and 1994, respectively.

         Medical services sales revenues, which represents revenues of the Company's dialysis division, increased $475,000(26%) in 1995 compared to the preceding year. This increase primarily resulted from the commencement of treatments at the Company's new dialysis centers in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $531,000 in revenues for the year ended December 31, 1995. Revenues related to the Company's dialysis center in Fort Walton Beach, Florida decreased approximately $57,000, which included revenues lost as a result of a hurricane (see "Liquidity and Capital Resources" below), for the year ended December 31, 1995 compared to the same period of the preceding year. Although the new Lemoyne and Wellsboro, Pennsylvania centers (see "Liquidity and Capital Resources" below) are expected to result in increased revenues, as was the case for the year ended December 31, 1995, during their development stage, these centers will adversely affect the Company's results of operations.

         Gain on sale of marketable securities represents a gain attributable to the sale of Viragen, Inc. common stock for which the carrying value had been written-off in previous periods. See "Liquidity and Capital Resources" below.

         Cost of goods sold as a percentage of consolidated sales remained relatively stable between the periods, increasing in 1995 from 81% to 82% of sales revenues.

         Cost of goods sold for the Company's electronic and electro-mechanical subsidiary, Techdyne, increased to 85% in 1995 compared with 84% in the preceding year. The increase in sales revenues, along with improved manufacturing efficiencies and overall cost reduction efforts resulted in an increase in operating profits of $929,000 for 1995 for this subsidiary compared to the preceding year.

         Cost of goods sold for the medical product division was 61% for both 1995 and 1994. Operating profit for this division decreased approximately $7,000 in 1995 compared to the preceding year, which included startup costs of approximately $37,000 for the Company's new medical durable subsidiary, All American.


         Cost of medical services sales increased to 69% for the year ended December 31, 1995 compared to 62% for the preceding year. This increase is largely attributable to higher costs associated with the low volume of treatments at the new Pennsylvania dialysis centers and includes relatively high salary and benefit costs for the new facilities due to the competition for health care workers in the area. Operating losses of the Company's new dialysis centers which are in their developmental stages, resulted in an increase in operating losses of $295,000 for 1995 for the Company's dialysis subsidiary compared to the preceding year which included startup costs for the two new dialysis centers of appoximately $80,000.

         Selling, general and administrative expenses increased $685,000 (17%) in 1995 over the previous year. This increase included increased support activities associated with the increase in sales revenues, including increases in administrative personnel and related benefits and sales commissions and also included start up costs of approximately $117,000 related to the Company's new medical durable subsidiary and two new dialysis centers which were expensed during the fourth quarter of 1995 rather than being deferred. Management of the Company believes that due to probable changes in the accounting for startup costs it is no longer prudent to capitalize startup costs. Selling, general and administrative expenses as a percentage of sales decreased to 14% for the year ended December 31, 1995, compared to 17% for the preceding year as a result of increased sales, costs containment efforts and economies of scale, despite startup costs for new companies.

         Interest expense increased by approximately $39,000 (19%) in 1995 over the previous year largely as a result of the mortgage associated with Techdyne (Scotland)'s purchase of its manufacturing facility, previously leased, and an increase in average interest rates.

         The bulk of the Company's borrowings are related to real property mortgages and Techdyne's line of credit, all of which are tied to the prime interest rate. The prime rate was 8.5% at December 31,1995 and 1994, respectively.

1994 Compared to 1993

         Consolidated revenues increased $5,593,000 (30%) in 1994 compared to the previous year, including a $524,000 gain on sale of marketable securities. Revenues of the Company's electronic and electro-mechanical subsidiary, Techdyne, accounted for most of the increase, increasing $5,248,000 (34%) over 1993, with domestic revenues increasing $3,502,000 (38%) and European-based revenues increasing $1,746,000 (28%).

         The increase in domestic revenues of Techdyne for the year resulted from an overall net increase in sales to existing customers, and new customer development efforts coupled with additional revenues resulting from an increased level of customer service made possible through Techdyne's Texas manufacturing facility.

         The revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq Computer Corp. which accounted for approximately 80% and 76% of the sales of Techdyne (Scotland) for 1994 and 1993, respectively. Sales by Techdyne (Scotland) to Compaq in 1994 increased $1,681,000 (36%) compared to the preceding year.

         Approximately 73% of the Techdyne's consolidated and 64% of the Company's consolidated sales for 1994 were made to five customers. Compaq Computer Corp., accounted for 39% and 34%, IBM for 16% and 14%, Motorola for 8% and 7%, Avid Technology for 6% and 5%, and Wang for 4% and 4% of Techdyne's and the Company's consolidated sales, for 1994 and 1993, respectively. The loss of any of these customers would have an adverse effect on the Company's operation.

         Medical supply sales revenues increased $13,000 (1%) in 1994 compared to the preceding year. The principal product of this division the Medi-Lance(R), accounted for 70% and 71% of medical supply sales revenues in 1994 and 1993, respectively.

         Medical services sales revenues, which represents revenues of the Company's dialysis center, decrease $71,000 (4%) in 1994 compared to the preceding year. This decrease included a decrease in inpatient hospital dialysis treatment revenues of $116,000 (44%), a decrease in other treatment revenues of $70,000 (5%) and an increase in revenues from ancillary services of $115,000 (32%).

         Gain on sale of marketable securities represents a gain of $524,000 attributable to the sale of Viragen, Inc. common stock during 1994 for which the carrying value had been written-off in previous periods.

         Other income decreased by approximately $182,000 due primarily to the recording in 1993 of $200,000 attributable to the reversal of a reserve for state income tax assessments and other expenses related to the disposition of subsidiaries.

         Cost of goods sold as percentage of consolidated sales remained relatively stable between the periods, increasing in 1994 from 80% to 81% of sales revenues.

         Cost of goods sold for the Company's electronic and electro-mechanical subsidiary. Techdyne, decreased to 84% in 1994 compared with 86% in the preceding year. This improvement reflected a change in product mix to higher margin products, the general increase in overall revenues with related improved manufacturing efficiencies and overall cost reduction efforts. These factors resulted in an increased operating profit of $1,001,000 for 1994 compared to the preceding year.

         Cost of goods sold for the medical supply division decreased to 52% in 1994 compared to 58% in the preceding year largely as a result of increased profit margins on the principal product of this division. The increase in profit margin was largely responsible for an increase in operating profit of $47,000 in 1994 compared to the preceding year.

         Cost of sales related to medical services sales increased to 49% in 1994 compared to 43% in the preceding year, largely as a result of a 44% decrease in inpatient hospital dialysis treatment revenues, which have a higher profit margin, and from increased supply costs on other treatments. Inpatient hospital treatment revenues comprised 8% and 14% of medical services sales revenues for 1994 and 1993, respectively. The decrease in medical services sales revenues and the decreased margins were largely responsible for an operating loss of $27,000 in 1994 compared to an operating profit of $185,000 in 1993 for the medical services division.

         Selling, general and administrative expenses increased $232,000 (6%) in 1994 over the previous year. Included in this increase was $154,000 in stock compensation expense and $50,000 in legal fees. Absent these two items, selling, general and administrative expenses remained relatively constant between the periods despite the 30% increase in consolidated sales revenues, reflecting the Company's ongoing cost reduction efforts.

         Interest expense increased by approximately $5,000 (3%) in 1994 over the previous year. This rather minor increase resulted from reduced average borrowings during the year being offset by an increase in interest rates between the periods. The bulk of the Company's borrowings are related to real property mortgages and Techdyne's line of credit, all of which are tied to the prime interest rate. The prime rate was 8.5% and 6% at December 31, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $7,034,000 at December 31, 1995, an increase of $2,163,000 over the prior year. The overall increase reflects net changes in the components of working capital resulting from the 44% increase in sales, as well as net proceeds of $3,321,000 from Techdyne's security offering completed on October 2, 1995, offset somewhat by a decrease of approximately $515,000 in the net of the tax valuation of marketable securities resulting from 1995 security sales and a decreased valuation pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

         Included in the changes in components of working capital was an increase of $3,386,000 in cash and cash equivalents, which included net cash provided by operating activities of $1,777,000, net cash used in investing activities of $1,217,000 (including additions to property plant and equipment of $1,284,000 of which $645,000 relates to the Company's two new Pennsylvania dialysis centers) and net cash provided by financing activities of $2,847,000 (including proceeds of $3,321,000 from Techdyne's security offering and repayments on long-term debt of $434,000).

         The increase in inventories includes increases resulting from higher sales revenues and an increase in levels maintained by Techdyne (Scotland) related to the requirements of a system implemented by its major customer, Compaq, which requires Techdyne (Scotland) to have on hand inventories of finished goods to meet on demand requirements of Compaq. Compaq has agreed to assume the responsibility for the cost of any excess inventory not used under the system.

         Medicore is a guarantor of Techdyne's bank loan agreement with a Florida bank. This loan is secured by the receivables, inventory and fixed assets of Techdyne, and the bank has mortgages on various real properties owned by Medicore. Medicore subordinated to the bank $1,500,000 of advances made to Techdyne and agreed to subordinate lease payments from Techdyne in the event of default. The remaining principal balance under this note amounted to $550,000 and $807,000 at December 31,1994, respectively.

         In February 1996, Techdyne refinanced this bank loan agreement with another Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, but in no event after June 30,1996, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. A $712,500 term loan is secured by two buildings and land owned by Medicore. The second term loan for $200,000 is secured by Techdyne's tangible personal property, goods and equipment. Medicore has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to Medicore on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference and Notes 3 and 10 to "Notes to Consolidated Financial Statements."

         Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April, 1997. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $620,000 at December 31, 1995 which is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of December 31, 1995.

         In July, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $591,000 and $638,000 at December 31, 1995 and December 31, 1994, respectively.

         During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $576,000 and $648,000 at December 31, 1995 and December 31, 1994, respectively. The Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreement as of December 31, 1995 and December 31, 1994, respectively. The lender has waived compliance with these covenants through December 31, 1996. The lender has waived similar defaults in the past and the Company anticipates that the lender would also waive similar future defaults, although there can be no assurance of such waivers. In the event that waivers could not be obtained, the Company would attempt to refinance these loan agreements.

         The bank has liens on the real and personal property of the Company's dialysis subsidiary, including a lien on all rents due and security deposits from the rental of these properties. The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which period has elapsed. Accordingly, while no notice has been given, the unpaid principal balance is carried as a current liability. An unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own new dialysis center at that property which commenced treatments in June, 1995. The Company also opened a new dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995. See Item 2, "Properties" and Note 3 to "Notes to Consolidated Financial Statements."

         In July 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne. The principal balance under this mortgage amounted to $213,000 and $226,000 at December 31, 1995 and December 31, 1994 respectively. This loan was paid off through the refinanced Techdyne bank loan agreement which became effective in February 1996.

         In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $95,000 and $108,000 at December 31, 1995 and 1994, respectively.

         Since the Company established Viragen in 1980, it had advanced substantial sums to that former subsidiary spun- off in 1986. In August 1993, the Company and Viragen executed a modified mortgage and promissory note, with interest at prime plus 1%, effective as of June 1, 1993 in the amount of $429,400, which is being amortized over a 20 year term in equal monthly installments with a balloon payment of all remaining unpaid principal and interest due August 1, 1996. Interest is at prime plus 1%. Interest earned under the note agreement totaled $40,000 and $29,000 in 1995 and 1994, respectively.

         During 1995, the Company sold 173,000 shares of Viragen common stock, previously written-off, realizing a gain and cash proceeds of $183,000. Under the provision of FASB Statement No. 115, the remaining 951,000 shares were recorded at an estimated fair value of $855,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity.

         Techdyne's unsecured claim against Wang Laboratories, Inc. ("Wang"), formerly a major customer of Techdyne, was resolved in the Wang reorganization. Pursuant to the first distribution in 1993 under Wang's Chapter 11 proceedings, Techdyne received 9,512 shares of Wang's reorganized common stock, a portion of which it sold in December 1993, with the remainder sold in February 1994, with Techdyne realizing proceeds from these sales totaling approximately $166,000 in March, 1994. In February 1995, Techdyne received and sold an additional 2,808 shares of Wang's reorganized common stock pursuant to a second distribution under the Chapter 11 proceedings, realizing proceeds of approximately $35,000 which was the amount Techdyne had recorded as being due.

         Techdyne completed a public offering of stock and warrants on October 2,1995, realizing net proceeds of approximately $3,321,000 from which it repaid $1,500,000 of intercompany indebtedness to Medicore with the balance of the proceeds to be used to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. As a result of that offering, the Company's ownership in Techdyne decreased from 83.1% to 62.5%. See Note 9 to "Notes to Consolidated Financial Statements."

         As a result of a hurricane in early October, 1995 which devastated certain areas of the Florida Panhandle where the Company has a dialysis facility, the Company incurred losses of approximately $60,000 and had to relocate its facility for approximately three months. The Company lost several patients on a permanent basis as a result of the hurricane and shutdown.

         The bulk of the Company's cash balances are carried in interest yielding vehicles at various rates and mature at different intervals depending on the anticipated cash requirements of the Company.

         The Company formed a new 80% owned subsidiary, All American Medical & Surgical Supply Corp., which provides durable medical equipment and supplies to the home health care market with sales having commenced in early 1996. This subsidiary and the Company's medical products represent the Company's medical products division.

         In November 1995, the Company organized a new subsidiary, Renal Services of Pa., Inc. which has hired one employee to assist the Company in securing additional acute dialysis contracts with hospitals and to assist in locating potential dialysis center acquisition candidates and establishing new dialysis facilities.

         In November 1995, DCA, the Company's dialysis subsidiary, authorized the declaration of a $1.30 per share dividend for which the Company's portion related to its 99.1% ownership interest in DCA amounted to approximately $3,134,000 which was paid by a reduction in the intercompany advances receivable from the Company and the minority interest portion of approximately $29,000 was paid in cash. In October 1995, after receiving a $1,500,000 repayment from Techdyne on intercompany advances, the Company repaid approximately $1,000,000 of the indebtedness to DCA.

         In December 1995, DCA filed a registration statement on Form SB-2 with the Securities and Exchange Commission for an offering of 1,000,000 Units at $3.75 each, with each Unit consisting of one share of DCA common stock and two redeemable common stock purchase warrants with an exercise price of $4.50 per share. Net proceeds of the offering, if successfully completed, are estimated at $3,035,000. See Note 9 to "Notes to Consolidated Financial Statements".

         DCA , having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which is the basis for DCA's securities offering. Development of new dialysis centers is estimated to cost from $600,000 to $750,000 per dialysis center, consisting of from $75,000 to $150,000 for working capital with the balance for construction, leases and equipment, subject to the location and size of any new dialysis cent. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds sought from the public sale of the DCA securities will be adequate.

         Given its current level of working capital, Techdyne's refinanced bank loan and anticipated proceeds of DCA's public offering, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

INFLATION

         Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. However, in the Company's medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on directors of the Company is included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is hereby incorporated by reference.

         The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at March 12, 1996, and their business experience during the prior five years.

                                                                                                   POSITION
                                                    CURRENT POSITION AND                            HELD
NAME                      AGE                      AREAS OF RESPONSIBILITY                          SINCE
- ----                      ---                      -----------------------                          ------
Thomas K. Langbein        50                       Chairman of the Board                              1980
                                                   of Directors, Chief
                                                   Executive Officer and
                                                   President

Dennis W. Healey          47                       Senior Vice-President                              1978
                                                   Treasurer                                          1980

Seymour Friend            75                       Vice-President                                     1981
                                                   Director                                           1975

Daniel R. Ouzts           49                       Vice-President (Finance)                           1986
                                                   Controller                                         1983

         Thomas K. Langbein was appointed as Chairman of the Board of Directors, Chief Executive Officer and President in 1980, which latter position was relinquished in January, 1983 and reassumed in April, 1985 upon completion of Techdyne's public offering. Mr. Langbein is an officer and director of most of the Company's subsidiaries and was appointed President and Chief Executive Officer of Techdyne in April, 1990. Barry Pardon succeeded to the Presidency of Techdyne in November, 1991 at which time Mr. Langbein reassumed the position of Chairman of the Board. He has been a director of Techdyne since it was acquired by the Company in 1982. He is also a director of Techdyne's foreign subsidiary, Techdyne (Scotland). Mr. Langbein was Chairman of the Board and Chief Executive Officer of Viragen, Inc. ("Viragen"), a public company and former subsidiary of the Company, until his resignation in April, 1993. Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc. ("Todd") a broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc. Mr. Langbein devotes most of his time to the affairs of the Company and Techdyne. See "Executive Compensation" and "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

         Dennis W. Healey, a certified public accountant, was employed by the Company as controller in 1976. He is Executive Vice President of Techdyne, Vice President and Treasurer of DCA, Secretary-Treasurer of certain of the dialysis subsidiaries, and serves as Treasurer of most of the Company's subsidiaries. Mr. Healey is Executive Vice President, Chief Financial Officer, Secretary - Treasurer and director of Viragen. Mr. Healey devotes all of his time to the affairs of the Company, Viragen and Techdyne. See "Executive Compensation" and "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

         Seymour Friend is a director of DCA. He resigned as a director of Viragen in May, 1993. He is a real estate investor and devotes a portion of his time to the affairs of the Company. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

         Daniel R. Ouzts, a certified public accountant, joined the Company in 1980 as Controller of its plasma division. In 1983 he became Controller of the Company and in 1986 became Vice-President of Finance. Mr. Ouzts also serves as Vice President of Finance and Controller for Techdyne. See "Certain Relationships and Related Transactions" of the

Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

OTHER SIGNIFICANT EMPLOYEES
                                                                                              POSITION
                                            CURRENT POSITION AND                              HELD
NAME                AGE                    AREAS OF RESPONSIBILITY                            SINCE
- ----                ---                    -----------------------                            ------
Barry Pardon        44                     President and                                      1991
                                           Director of Techdyne                               1990

         Barry Pardon joined Techdyne in November, 1980 as national sales manager and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing of Techdyne in 1981, was appointed Executive Vice President (Marketing) in January, 1988, and appointed President in November, 1991. Mr. Pardon is a director of Techdyne (Scotland).

ITEM 11.  EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders which is incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following is a list of documents filed as part of this report.

         1.  All financial statements

         See Index to Consolidated Financial Statements

         2.  Financial statement schedules

         See Index to Consolidated Financial Statements

         3.  Exhibits

         (2)(i) Articles of Merger dated March 11, 1986 whereby Packaging Corporation International(1) was merged with and into the Company (incorporated by reference to the Company's Current Report, Form 8-K, March 13, 1986, Item 7(c)(28)(i)).

         (ii) Plan of Merger dated March 11, 1986 whereby Packaging Corporation International (1) merged with and into the Company (incorporated by reference to the Company's Current Report on Form 8-K, March 13, 1986, Item 7(c)(28)(ii)).

         (3) Articles of Incorporation, as amended and By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1980 ("1980 Form 10-K"), Part IV, Item 11, (a) 3 (3)); and new Article XXV of the By-Laws.

         (4) Instruments defining the rights of security holders, including indentures.

         (i) 1989 Stock Option Plan (incorporated by reference to the Company's current report on Form 8-K dated July 10, 1989 ("July 1989 Form 8-K"), Item 7(c)(ii)).

         (ii) Form of Stock Option Agreement issued pursuant to the 1989 Stock Option Plan (incorporated by reference to the Company's July 1989 Form 8-K, Item 7(c)(iii)).

         (iii) Form of Additional Non-Qualified Stock Option Agreement issuable under the Stock Option Agreement (incorporated by reference to the Company's July 1989 Form 8-K, Item 7(c)(iv)).

        (10)     Material contracts.

         (i) Employment Agreement between the Company and Thomas K. Langbein dated May, 1994, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), Part IV, Item 14(a) 3(10)(i)).

        (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1981 ("1981 Form 10-K"), Part IV, Item 11 (a)(3)(xv)).

       (iii) Amendment to lease between the Company and Heights Plaza Associates, dated October 28, 1985 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 ("1985 Form 10-K"), Part IV, Item 14 (a) 3
                 (10) (ix)).

        (iv)     Amendment to Lease between the Company and Heights
                 Plaza Associates, dated April 11, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 ("1990 Form 10-K"), Part IV, Item 14(a) 3 (10) (iv)).

         (v)     Amendment to Lease between the Company and Heights
                 Plaza Associates dated March 18, 1991 (incorporated by reference to the 1990 Form 10-K, Part IV, Item 14(a) 3 (10)
                 (v)).

        (vi) Lease Agreement between the Company and Techdyne, Inc. (2) dated July 17, 1990 (incorporated by reference to Techdyne Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991 ("Techdyne's 1990 Form 10-K"), Part IV, Item 14(a) 3
                 (10) (vii)).

       (vii) Royalty Agreement between the Company and Viragen, Inc. (3) dated November 7, 1986 (incorporated by reference to the Company's Current Report on Form 8-K, December, 1986, Item 7
                 (c)(iv)).

         (viii) Amended Royalty Agreement between the Company and Viragen, Inc. (3) dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)).

         (ix) Employment Agreement between Techdyne (Scotland) Limited(4) and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1987 ("Techdyne 1987 Form 10-K"), Part IV, Item 14(a)(10)(x)).

         (x) Guarantee of Techdyne (Scotland) Limited(4) Line of Credit with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne 1988 Form 10-K,
                 Part IV, Item 14(a) (10)(vii)).

         (xi) Loan Agreement between Dialysis Corporation of America(5) and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 ("1988 Form 10-K"), Part IV, Item 14(a) (10)(xxx)).

         (xii) Stock Purchase Agreement for the sale of dialysis centers between Dialysis Corporation of America, Dialysis Management Company(6), Renal Treatment Centers, Inc., Renal Treatment Centers-Acquisition, Inc. and the four dialysis subsidiaries dated September 5, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 1989,
                 Item 7(c)(i)).

         (xiii) Medical Director's Agreement between Dialysis Services of Florida, Inc. - Fort Walton Beach (7) and Henry M. Haire, M.D., P.A. dated December 19, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K"), Part IV, Item 14(a) 3(10)(xxi)).

         (xiv) Renewal of Medical Director's Agreement between Dialysis Services of Florida, Inc.-Fort Walton Beach (7) and Henry M. Haire, M.D., P.A. dated August 1, 1994[*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(xiv)).

         (xv) Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach (7), with Rider and Guarantee of Dialysis Corporation of America(4) dated May 24, 1989 (incorporated by reference to the Company's 1989 Form 10-K, Part IV, Item 14(a)(xxii)).

         (xvi) Addendum No. 1 to Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc.-Fort Walton Beach (7) dated August, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), Part IV, Item 14(a) 3(10) (xvi)).

         (xvii) Lease Renewal between JACO, L.C. and Dialysis Services of Florida, Inc.-Fort Walton Beach(7) dated November 29, 1993 (incorporated by reference to the Company's 1993 From 10-K,
                 Part IV, Item 14(a) 3(10) (xvii)).

         (xviii) Agreement to Sell Real Property between the Company and
                 Techdyne, Inc.(2) dated March 27, 1990 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1989, Part IV, Item 14(a) 3(10)(x)).

[*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

         (xix) Loan Agreement between the Company and Viragen, Inc.(3) dated January 31, 1991 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 25, 1991 ("February, 1991 Form 8-K"), Item 7(c)(ii)).

         (xx) Florida Real Estate Mortgage and Security Agreement from Viragen, Inc.(3) dated January 31, 1991 (incorporated by reference to the February, 1991 Form 8-K, Item 7(c)(iii)).

         (xxi) Lease Agreement between Techdyne (Houston), Inc. (8) and George Wimpey of Texas, Inc. dated July 30, 1991 (incorporated by reference to Techdyne's 1991 Form 10-K, Part IV, Item 14
                 (a) 3 (10) (viii)).

         (xxii) Assignment and Assumption Agreement between Techdyne (Houston), Inc. (8), the Company and George Wimpey of Texas, Inc. dated February 28, 1992 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1991 ("Techdyne 1991 Form 10-K"), Part IV, Item 14 (a) 3 (10) (ix)).

         (xxiii) Lease Agreement between Techdyne, Inc.(2) and George Wimpey of Texas, Inc. dated February 4, 1994 (incorporated by reference to the Company's 1993 Form 10-K, Part IV, Item 14(a) 3(10) (xxxiv)).

         (xxiv) Lease between the Company and Viragen, Inc.(3) dated December 8, 1992 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8-K"), Item 7(c)(i)).

         (xxv) Addendum to Lease between the Company and Viragen, Inc.(3) dated January 15, 1993 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8-K"), Item 7(c)(ii)).

         (xxvi) Guaranty of payment by the Company in favor of Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Part II, Item 6 (a)(28)(i)).

         (xxvii) Compensation Agreement between the Company and Viragen,
                 Inc.(3) dated August 2, 1991 (incorporated by reference to Viragen, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991 ("Viragen 1991 Form 10-K"), Part IV, Item 14
                 (a) 3(10(xxiii)).

       (xxviii)  First Amendment to Lease between Dialysis Corporation of America(5) and Renal Treatment Centers - Maryland, Inc.
                 dated November 16, 1992 (incorporate reference     to the
                 Company's January, 1993 Form 8-K, Item 7(c)(xii)).

       (xxix) Amendment to Loan Agreement between the Company and Viragen, Inc.(3) dated August 6, 1991 (incorporated by reference to the Viragen 1991 Form 10-K, Part IV, Item 14(a) 3 (10) (xxi)).

       (xxx) Florida Real Estate Mortgage and Security Agreement from Viragen, Inc.(3) to the Company dated August 6, 1991 (incorporated by reference to Viragen's 1991 Form 10-K, Part IV, Item 14(a) 3 (10)(xxii)).

       (xxxi) Lease Agreement between the Company and Brett D. Anderson and Suzanne M. Anderson dated November 17, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K"), Part IV,
                 Item 14 (a) (10) (lvi)).

       (xxxii) Mortgage between Techdyne (Scotland) Limited(4) and The Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II,
                 Item 6 (a) (28) (vi)).

       (xxxiii) Agreement ("Missives") between Techdyne (Scotland) Limited(4) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(4) of Its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6 (a) (28) (vii)).

       (xxxiv) Medical Directors Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro (9) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6 (a) (10) (I)).

       (xxxv) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro (9) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6 (a) (10) (ii)).

       (xxxvi) Form of Promissory Note executed by all optionees to the Company dated September 12, 1994 ** (incorporated by reference to the Company's Current Report on Form 8-K dated
                 October 13, 1994 ("October, 1994 Form 8-K"), Item 7 (c) (99)
                 (i)).

       (xxxvii) Form of Escrow Agreement executed by all optionees with the Company and the Escrow Agent dated September, 1994 *** (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (ii)).

       (xxxviii) Consulting Agreement between the Company and
                 Performance Capital Corporation dated September 30, 1994 (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (iii)).

       (xxxix)   Stock Option Agreement between the Company and
                 Performance Capital Corporation dated September 30, 1994 (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (iv)).

       (xl) Medical Directors Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne (9) and Herbert I. Soller, M.D. dated January 30, 1995 [*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(ix)).

       (xli) Lease Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(9) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxii)).

       (xlii) Lease Agreement between Techdyne, Inc. (2) and Megabrella, Inc. dated January 16, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lviii)).


       (xliii) Form of Exclusive Sales Representative Agreement between Techdyne, Inc. (2) and sales representative ****
                 (incorporated by reference to the Company's 1994 Form 10-K,
                 Part IV, Item 14(a) 3(10)(lxiv)).

       (xliv) 1994 Stock Option Plan of Techdyne, Inc. (2) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxv)).

       (xlv) Form of Stock Option Certificate issued under 1994 Stock Option Plan of Techdyne, Inc. (2) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, 14(a) 3(10)(lxvi)).

[*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

         (xlvi) Form of Stock Option Agreement dated February 17, 1995 issued to directors of Techdyne, Inc. (2) ***** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxvii)).

         (xlvii) Lease Agreement between Dialysis Corporation of America (5) and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the Company's Form 10-K,
                 Part IV, Item 14(a) 3(10)(lxviii)).

         (xlviii)Lease Purchase Agreement between the Company and B.
                 Braun Medical, Inc. dated August 24, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 ("1995 Form 10-Q"),
                 Part II, Item 6(a)(10)(i)).

         (xlix) Employment Agreement between All American Medical & Surgical Supply Corp.(10) and Anthony Tepedino dated October 26, 1996 (incorporated by reference to the Company's 1995 Form 10-Q,
                 Part II, Item 6(a)(10)(ii)).

         (l) Employment Agreement between All American Medical & Surgical Supply Corp.(10) and Lou Ghelli dated October 26, 1995 (incorporated by reference to the Company's 1995 Form 10-Q, Part II, Item 6(a)(10)(iii)).

         (li) Loan and Security Agreement between Techdyne, Inc.(2) and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated February 23, 1996 ("Techdyne February 1996 Form 8-K),
                 Item 7(c)(99)(i)).

         (lii)   Revolving Demand Promissory Note for $2,000,000 from
                 Techdyne, Inc.(2) to Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K,
                 Item 7(c)(99)(ii)).

         (liii) Unconditional and Continuing Guaranty of Payment and Performance by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(iii)).

         (liv)   Subordination Agreement among Barnett Bank, the
                 Company and Techdyne, Inc.(2) dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K,
                 Item 7(c)(99)(iv)).

         (lv) Loan Agreement for $712,500 between Techdyne, Inc.(2) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(v)).

         (lvi) Promissory Note for $712,500 from Techdyne, Inc.(2) to Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vi)).

         (lvii) Mortgage and Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vii)).

         (lviii) Assignment of Leases, Rents and Profits by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)
                 (viii)).

         (lix) Promissory Note for $200,000 from Techdyne, Inc.(2) to Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ix)).

       (lx)      Security Agreement between Techdyne, Inc.(2) and
                 Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(x)).

       (lxi) Lease between All American Medical & Surgical Supply Corp.(10) and Bart Castellano dated November 1, 1995.

       (lxii) Lease between Dialysis Corporation of America(5) and Dialysis Services of Pennsylvania, Inc. - Lemoyne(9) dated November 30, 1995.

       (lxiii)   1995 Stock Option Plan of Dialysis Corporation of America(5).

       (lxiv) Form of Stock Option Certificate dated November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(5).

       (lxv)     Employment Agreement between Techdyne, Inc.(2) and
                 Barry Pardon dated March 13, 1996(incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995, Part IV, Item 13 (a) 2 (10)(viii)).

(11)  Statement re computation of per share earnings.

(21)  Subsidiaries of the registrant.

(27)  Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K filed during fourth quarter.

- ----------       None

(1)      Wholly-owned subsidiary merged into the Registrant in March, 1986.
(2)      63% owned subsidiary.
(3)      Former public subsidiary of the Company; spun-off in 1986.
(4)      100% owned subsidiary of Techdyne, Inc.
(5)      99.1% owned subsidiary.
(6)      Dissolved subsidiary of Dialysis Corporation of America.
(7)      80% owned subsidiary of Dialysis Corporation of America.
(8)      100% owned inactive subsidiary of Techdyne, Inc.
(9)      100% owned subsidiary of Dialysis Corporation of America.
(10)     80% owned subsidiary of the Company.


** All (10) optionees executed their options and executed the same promissory note except as to amounts due.

*** All (10) optionees entered into the same escrow agreement except as to the amounts of shares escrowed.

**** There are five such Agreements, all the same but for the territory assigned.

***** Option to directors is the same except as to amount of underlying shares purchasable.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDICORE, INC.


                                           By Thomas K. Langbein
                                               -------------------------------
                                               THOMAS K. LANGBEIN, Chairman
                                               of the Board of Directors, Chief
                                               Executive Officer and President

                                 March 26, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                                          Title                                             Date
      ----                                          -----                                             ----
                                           Chairman of the Board
                                           of Directors, Chief
                                           Executive Officer and
Thomas K. Langbein                         President                                             March 26, 1996
- ------------------
THOMAS K. LANGBEIN

                                           Senior Vice-President,
                                           Principal Financial
Dennis W. Healey                           Officer and Treasurer                                 March 26, 1996
- -----------------------
DENNIS W. HEALEY

                                           Vice President and
Seymour Friend                             Director                                              March 26, 1996
- -----------------------
SEYMOUR FRIEND
                                           Vice-President
                                           (Finance) and
Daniel R. Ouzts                            Controller                                            March 26, 1996
- -----------------------
DANIEL R. OUZTS

Peter D. Fischbein                         Director                                              March 26, 1996
- -----------------------
PETER D. FISCHBEIN

Anthony C. D'Amore                         Director                                              March 26, 1996
- -----------------------
ANTHONY C. D'AMORE

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                                 MEDICORE, INC.

                                HIALEAH, FLORIDA

FORM 10-K--ITEM 14(a)(1) AND (2)

MEDICORE, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:

         Consolidated balance sheets--December 31, 1995 and 1994.

         Consolidated statements of operations--Years ended December 31, 1995, 1994, and 1993.

         Consolidated statements of stockholders' equity--Years ended December 31, 1995, 1994 and 1993.

         Consolidated statements of cash flows--Years ended December 31, 1995, 1994 and 1993.

         Notes to consolidated financial statements--December 31, 1995.

The following consolidated financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 14(d):

         Schedule II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for marketable securities in 1994.


March 20, 1996
Miami, FL
                                                ERNST & YOUNG LLP

CONSOLIDATED BALANCE SHEETS

MEDICORE, INC. AND SUBSIDIARIES

                                                   December 31,
                                                1995          1994
                                            --------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $ 4,836,512    $ 1,450,260
  Marketable securities                          855,351      1,685,352
  Short-term investments                         188,954        181,230
  Accounts receivable, less
    allowances of $244,000 in
    1995 and $133,000 in 1994                  3,853,913      3,530,124
  Inventories, less allowance for
     obsolescence of $309,000
     in 1995 and $255,000 in 1994              3,872,912      2,910,735
  Current portion of note receivable
   from Viragen, Inc.                            146,245
  Prepaid expenses and other current
   assets                                        745,192        414,575
                                             -----------    -----------
                    TOTAL CURRENT ASSETS      14,499,079     10,172,276

NOTE RECEIVABLE FROM VIRAGEN, INC., less
    current poertion                                            167,715

PROPERTY AND EQUIPMENT
   Land and improvements                       1,005,255      1,006,455
   Building and building improvements          2,814,785      2,558,195
   Equipment and furniture                     5,300,487      4,333,075
   Leasehold improvements                        367,743        195,388
                                             -----------    -----------
                                               9,488,270      8,093,113
   Less accumulated depreciation and
    amortization                               3,880,549      3,430,447
                                             -----------    -----------
                                               5,607,721      4,662,666

DEFERRED EXPENSES AND OTHER ASSETS               393,943        161,592

COSTS IN EXCESS OF NET TANGIBLE ASSETS
  ACQUIRED, less accumulated amortization
   of $311,290 in 1995 and $266,626 in
   1994                                          746,411        791,075
                                             -----------    -----------
                                             $21,247,154    $15,955,324
                                             ===========    ===========

MEDICORE, INC. AND SUBSIDIARIES

                                                   December 31,
                                                 1995         1994
                                             ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $ 3,532,971    $ 2,311,373
  Accrued expenses and other current
    liabilities                               1,692,985      1,121,799
  Current portion of long-term debt           1,434,000        951,000
  Income taxes payable                          480,481        276,768
  Deferred income taxes                         325,033        640,434
                                            -----------    -----------
             TOTAL CURRENT LIABILITIES        7,465,470      5,301,374

LONG-TERM DEBT                                  963,980      1,667,129

DEFERRED INCOME TAXES                         1,564,757        787,076

MINORITY INTEREST IN SUBSIDIARIES             1,498,508        172,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
  Authorized 12,000,000 shares;
  5,454,940 issued and outstanding               54,549         54,549
  Capital in excess of par value             11,540,953     11,540,704
  Deficit                                    (1,807,723)    (4,058,994)
  Foreign currency translation adjustment      (237,258)      (227,745)
  Notes receivable from options exercise       (326,400)      (326,400)
  Unrealized gain on marketable securities
   for sale                                     530,318      1,044,918
                                            -----------    -----------
              TOTAL STOCKHOLDERS' EQUITY      9,754,439      8,027,032

                                            -----------    ------------
                                            $21,247,154     15,955,324
                                            ===========    ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
  MEDICORE, INC. AND SUBSIDIARIES

                                                     Year Ended December 31,
                                           1995               1994              1993
                                        ------------------------------------------------
  REVENUES

    Sales                               $34,140,573         $23,730,189      $18,479,372
    Gain on securities offering
     of subsidiary                        2,002,277
    Realized gain on sale of
     marketable securities                  182,670             524,228
    Other income                            334,560             297,276          478,825
                                        -----------         -----------      -----------

                                         36,660,080          24,551,693       18,958,197
  COST AND EXPENSES
    Cost of goods sold                   28,072,444          19,108,768       14,795,661
    Selling, general and
     administrative expenses              4,748,113           4,063,359        3,831,350
    Interest expense                        246,393             207,703          202,209
                                        -----------         -----------      -----------
                                         33,066,950          23,379,830       18,829,220
                                        -----------         -----------      -----------
         INCOME BEFORE INCOME TAXES
          AND MINORITY INTEREST           3,593,130           1,171,863          128,977

  Income tax provision                    1,295,626             301,326           78,553
                                        -----------         -----------      -----------

      INCOME BEFORE MINORITY
       INTEREST                           2,297,504             870,537           50,424

  Minority interest in income
   of consolidated subsidiaries              46,233               6,429           32,279
                                        -----------         -----------      -----------

         NET INCOME                     $ 2,251,271         $   864,108      $    18,145
                                        ===========         ===========      ===========

   Earnings per share:

   Net income per share                 $       .38         $       .16               --
                                        ===========         ===========      ===========


  See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MEDICORE, INC. AND SUBSIDIARIES

                                                                                     Foreign
                                         Common        Capital in                    Currency     Notes Receivable
                                         Stock .01     Excess of                     Translation        from         Treasury
                                         Par Value     Par Value      Deficit        Adjustment    Options Exercise   Stock
                                         ---------     -----------  -----------      -----------   ----------------   -------
Balance at
 January 1, 1993                         $48,466       $11,402,675   $ (4,941,247)   $(283,721)                       $(340,838)

Foreign currency
 translation adjustment                                                                (22,468)

Net Income                                                                 18,145

                                         -------       -----------   ------------    ---------                        ---------

Balance at
 December 31, 1993                        48,466        11,402,675     (4,923,102)    (306,189)                        (340,838)

Cancellation of
 281,700 shares of
 common stock held
 in treasury                              (2,817)         (338,021)                                                     340,838

Issuance of 410,000
 shares of common stock
 as compensation                           4,100           149,650

Exercise of stock options
 for 480,000 shares of
 common stock                              4,800           326,400                                  $(326,400)

Foreign currency
 translation adjustment                                                                 78,444
Valuation of Marketable Securities
 for sale (1,123,568 shares viragen)
Net Income                                                                864,108

                                         -------       -----------   ------------    ---------                        ---------

Balance at
 December 31, 1994                        54,549        11,540,704     (4,058,994)    (227,745)      (326,400)


Exercise of subsidiary
   stock options                                               249

Foreign currency translation
   adjustments                                                                          (9,513)

Sale of 172,500 shares of viragen

Net decrease in valuation
   of remaining Viragen shares
Net income                                                              2,251,271



                                         -------       -----------   ------------    ---------                        ---------

Balance at
 December 31, 1995                       $54,549       $11,540,953    ($1,807,723)   ($237,258)     ($326,400)        $
                                         =======       ===========    ===========     ========      =========          ========

                                         Unrealized Cash on
                                        Marketable Securities
                                              for Sale              Total
                                       ---------------------        -----
Balance at
 January 1, 1993                                                  5,885,335

Foreign currency
 translation adjustment                                             (22,468)
                                                                     18,145
                                                                  ---------
Net Income                                                        5,881,012

Balance at
 December 31, 1993

Cancellation of
 281,700 shares of
 common stock held
 in treasury

Issuance of 410,000
 shares of common stock
 as compensation                                                    153,750

Exercise of stock options
 for 480,000 shares of
 common stock                                                         4,800

Foreign currency
 translation adjustment                                              78,444

Valuation of Marketable Securities
 for sale (1,123,568 shares viragen          $1,044,918          $1,044,918

Net Income                                                          864,108
                                             ----------          ----------
Balance at
 December 31, 1994                            1,044,918           8,027,032


Exercise of subsidiary
   stock options                                                        249

Foreign currency translation
   adjustments                                                       (9,513)

Sale of 172,500 shares of viragen              (160,425)           (160,425)

Net decrease in valuation
   of remaining Viragen shares                 (354,175)           (354,175)

Net income                                                        2,251,271
                                             ----------          ----------

Balance at
 December 31, 1995                           $  530,318          $9,574,439
                                             ==========          ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

MEDICORE, INC. AND SUBSIDIARIES


                                             Year Ended December 31,
                                           1995        1994         1993
                                      -------------------------------------
OPERATING ACTIVITIES
  Net income                            $ 2,251,271   $ 864,108  $ 18,145
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation                          542,702     457,711   414,369
      Amortization                           69,980     103,259   113,208
      Bad debt expense (net recovery)       136,221      34,937   (66,403)
      Provision for inventory
       obsolescence                         294,860     282,000    74,000
      Stock compensation expense                        153,750
      Gain on sale of securities           (182,671)   (524,228)
      Minority interest                      46,233       6,429    32,279
      Deferred income taxes                  16,680      26,755    46,632
      Gain on subsidiary stock offering  (1,241,277)
      Increase (decrease) relating to
       operating activities from:
        Accounts receivable                (474,008) (1,262,338) (474,597)
        Inventories                      (1,276,376) (1,161,939)  190,811
        Prepaid expenses and other
         current assets                    (373,819)    (33,193)  (18,072)
        Accounts payable                  1,246,694     753,277    20,873
        Accrued expenses and other
         current liabilities                510,124     482,164  (315,398)
        Income taxes payable                210,398     238,034
        Other                                            (1,101)
                                        -----------  ----------  --------
          Net cash provided by
             operating activities         1,777,012     419,625    35,847


MEDICORE, INC. AND SUBSIDIARIES

                                             Year Ended December 31,
                                     1995            1994          1993
                                   ---------------------------------------
INVESTING ACTIVITIES
  Additions to property and
   equipment, net of minor
   disposals                        $(1,283,597)  $ (414,419)   $ (273,191)
  Payments received on note
   receivable from Viragen Inc.          21,470       26,837        57,172
  Proceed from short-term investments   272,737      266,885       259,875
  Short-term investments               (280,461)    (269,623)     (264,296)
  Proceeds from sale of securities      217,717      689,747
  Deferred expenses and other assets   (149,417)      20,774       (16,024)
  Purchase portion of minority
     interest in subsidiary             (15,250)
                                    -----------   ----------    ----------
      Net cash (used in) provided
        by investing activities      (1,216,801)     320,201      (236,464)

FINANCING ACTIVITIES
  Net proceeds from subsidiary stock
    offering                          3,320,784
  Proceeds from short-term
   borrowings                                                      115,000
  Proceeds from long-term
   borrowings                                                       30,188
  Payments on short-term
   borrowings                                                      (70,000)
  Payments on long-term
   borrowings                          (433,673)    (366,786)     (373,151)
  Proceeds from exercise of
    stock options                           400        4,800
  Dividend payment to minority
    shareholders                        (28,842)      (5,000)
  Deferred financing costs              (11,944)     (35,920)       (6,538)
                                    -----------   ----------    ----------
    Net cash provided by (used in)
         financing activities         2,846,725     (402,906)     (304,501)
Effect of exchange rate
   fluctuations on cash                 (20,684)      10,553        (6,629)
                                    -----------   ----------    ----------
Increase (decrease) in cash and
   cash equivalents                   3,386,252      347,473      (511,747)
Cash and cash equivalents at
    beginning of year                 1,450,260    1,102,787     1,614,534
                                    -----------   ----------    ----------

       CASH AND CASH EQUIVALENTS
                   AT END OF YEAR    $4,836,512   $1,450,260    $1,102,787
                                    ===========   ==========    ==========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 99.1% owned subsidiary, Dialysis Corporation of America ("DCA")and Medicore's 62.5% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne Scotland")), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sale of Stock By Subsidiaries: The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries. Techdyne completed a public offering on October 2, 1995, pursuant to which the Company recognized a gain of approximately $2,002,000 with applicable income taxes of $761,000 which resulted in a net gain of approximately $1,241,000. The Company will recognize a gain on completion of DCA's securities offering the amount of which will depend on the net proceeds of the offering. See Note 9.

Marketable Securities: In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this Statement, the Company is required to classify its marketable equity securities as either trading or available-for-sale. The Company does not purchase securites for the purpose of short-term sales; accordingly, its securities are classified as available-for-sale. Marketable securities are recorded at fair value. Unrealized gains and losses on available-for-sale secruities are included as a separate component of shareholders' equity, net of income tax effect, until realized. Realized gains and losses are computed based on the cost of securities sold using the specific identificaiton method.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                         December 31,      December 31,
                                             1995              1994
                                         ------------      ------------
Electronic and mechanical components, net:
   Finished goods                          $  617,851       $  203,681
   Work in process                            692,964          572,077
   Raw materials and supplies               2,202,381        1,889,729
                                           -----------      ----------
                                            3,513,196        2,665,487
Medical supplies                              359,716          245,248
                                           -----------      ----------
                                           $3,872,912       $2,910,735
                                           ===========      ==========

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property and Equipment: Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes.

Costs in Excess of Net Tangible Assets Acquired: The costs in excess of net tangible assets acquired are being amortized over 25 years. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional writedowns will be charged to expense.

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

The Company will file consolidated federal and state tax returns with Techdyne until October 2,1995, the date Techdyne's securities offering was completed, after which Techdyne will file separate income tax returns with its income tax liability reflected on a separate return basis. DCA will likewise be included in the consolidated tax returns with the Company until and assuming the completion of its public offering (see Note 9), after which it will file separate income tax returns with its income tax liability reflected on a separate return basis.

Foreign Currency Translation: The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

Other Income:  Other income is comprised as follows:

                                    1995             1994              1993
                                  --------         --------         --------
Interest income                   $160,470         $ 75,950         $ 78,996
Other                              174,090          221,326          399,829
                                  --------         --------         --------
                                  $334,560         $297,276         $478,825
                                  ========         ========         ========

Earnings Per Share: Primary earinings per share for 1995 is computed on the basis of weighted shares oustanding plus common equivalent shares from dilutive stock options using the modified treasury stock method for 1995 and the treasury stock method for 1994. Earnings per share for 1993 has been computed based on the weighted average number of shares of common stock outstanding. Fully diluted per share data has not been presented as it is not dilutive.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts, reported in the balance sheet for cash and cash equivalents approximate their fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which these assets are invested.

Customer Payment Terms: The majority of the Company's sales are made at payment terms of net amount due in 30-45 days, depending on the customer.

Reclassifications: Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995


New Pronouncements:  In 1996, the Company will adopt the provisions of FAS 121
- - Accounting for the Impairment of Long-Lived Assets. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carring amount. Based on current circumstances, the Company does not believe the effect of adoption will be material. Also in 1996, the Company plans to adopt the provisions of FAS 123 - Accounting for Stock Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The company will disclose the pro forma information required for stock-based compensation plans in accordance with FAS 123.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 951,000 shares of Viragen (formerly a majority-owned subsidiary of the Company) common stock (approximately 2.7% of the Viragen shares outstanding at December 31, 1995). The carrying value of these securities was written off as of December 31, 1991. During 1995 and 1994, the Company sold approximately 173,000 shares and 375,000 shares of Viragen stock and recognized a gain of approximately $183,000 and $524,000, respectively.

As a result of the implementation of FAS 115 (see Note 1), the Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect.

Fair value was determined using quoted market prices by the National Quotation Bureau, Inc. as of December 31, 1995. The trading price of the Viragen stock has fluctuated significantly. The closing bid price of Viragen common stock was $.89 as of December 31, 1995. The closing bid price was $4.56 as of March 22, 1996.

The Company has a second mortgage and related note due from Viragen. Under the terms of this note, the receivable is to be paid in monthly installments of $1,789, with a final payment of $361,412 due August 6, 1996. The note bears interest at 1% over prime. The note balance includes amounts due from Viragen that were previously written off by the Company. At December 31, 1995, the total outstanding note balance was $373,936. The amount reflected on the accompanying consolidated 1995 balance sheet of $146,245, is net of an allowance for amounts previously written off as uncollectable. As the note matures in August, 1996, the balance is carried as a current receivable. In March, 1996, Viragen prepaid $165,000 toward principal and interest due in August, 1996. Interest earned on the note amounted to $40,000, $29,000, and $33,000 for 1995, 1994 and 1993, respectively.

The Company has a royalty agreement with Viragen, pursuant to which it receives a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31,1995.

Under the agreement, approximately $108,000 of royalties earned

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 3--LONG-TERM DEBT

pursuant to a previous agreement, will comprise the final payment under the new agreement. Royalties income accrued under the amended agreement amounted to $27,000, $38,000 and $3,000 for 1995, 1994 and 1993, respectively.

Techdyne's term loan amounted to approximately $550,000 and $807,000 at December 31, 1995 and 1994, respectively. This loan was guaranteed by Medicore and was secured by real properties of Medicore as well as Medicore having subordinated $1,500,000 of its intercompany indebtedness from Techdyne to the bank debt. Monthly principal payments increased to $17,300 subsequent to June 1, 1993 plus interest. The unpaid balance was due on June 1, 1996. Interest under the agreement was at a rate equal to 1% above the fluctuating base rate of the bank.

In February 1996, Techdyne refinanced the term loan with a different Florida bank. See Note 10.

Long-term debt is as follows:

                                               December 31,
                                              1995       1994
                                         -----------------------
Term loan secured by receivables,
  inventory and fixed assets with a
  carrying value of approximately
  $5,402,000 at December 31, 1995.
  Payments of principal and interest
  are due monthly as described above.     $  549,508    $ 807,108

Mortgage note secured by land and
  building with a net book value of
  $865,000 at December 31, 1995.
  Quarterly payments of approximately
  $18,000 for 15 years commencing
  October, 1994 including interest at
  2% above bank base rate.                   590,824      628,008

Mortgage note secured by land and
  building with a net book value of
  $387,000 at December 31, 1995.
  Monthly principal payments of
  $3,333 plus interest at 1% over
  the prime rate.  The loan is
  redeemable at the bank's
  option after November 30, 1993.            320,028      360,024

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 3--LONG-TERM DEBT--Continued

                                                Deember 31,
                                            1995          1994
                                           ----------------------
Mortgage note secured by land and
  building with a net book value of
  $645,000 at December 31, 1995.
  Monthly principal payments of
  $2,667 plus interest at 1% over
  the prime rate.  The loan is
  redeemable at the bank's
  option after November 30, 1993.          $ 255,972    $ 287,976

Equipment purchase agreement secured
  by equipment with a net book
  value of $197,000 at December 31,
  1995. Monthly payments of $4,435
  commencing September 1995, including
  principal and interest through
  June 2000.                                 184,942

Promissory note with monthly
  interest of 3/4% over the prime
  rate secured by three certificates
  of deposit.  A single principal
  payment is due on April 21, 1997
  with interest payable monthly at
  prime.                                     145,000      145,000

Mortgage note secured by land with a
  net book value of $107,000 at December
  31, 1995. Monthly principal payments
  of $1,083 plus interest at 2% over the
  prime rate.  The entire unpaid principal
  balance and accrued interest is due on
  April 1, 1998.                              95,334      108,333

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 3--LONG-TERM DEBT---Continued


                                           December 31,

                                        1995         1994
                                     --------------------------
Mortgage note secured by land and
  building with a net book value of
  $484,000  at December 31, 1995.
  Monthly principal payments of
  $1,065 plus interest at 2% over
  the prime rate. The unpaid principal
  balance is due July 7, 1999.        $  212,951  $  225,740


Other                                     43,421      55,940
                                      ----------  ----------
                                       2,397,980   2,618,129
Less current portion                   1,434,000     951,000
                                      ----------  ----------
                                      $  963,980  $1,667,129
                                      ==========  ==========

The prime rate was 8.5% as of December 31, 1995 and 1994.

The carrying amount of borrowings approximate their fair value.

Scheduled maturities of long-term debt outstanding at December 31, 1995 are:
1996 - $1,434,000, 1997 - $240,000, 1998 - $143,000, and 1999 and thereafter -
$580,980. Interest payments on all of the above debt amounted to $246,000, $176,000 and $197,000 in 1995, 1994, and 1993, respectively.

The original balance of the $95,334 mortgage, which was obtained in April 1993, was $130,000. The Company received $30,000 cash proceeds from the mortgage with $100,000 representing a noncash financing activity which is a supplemental disclosure as required by Statement on Financial Accounting Standards No. 95, Statement of Cash Flows ("SFAS 95").

In July 1994, the Company obtained a $230,000 mortgage to refinance a mortgage note and second mortage note secured by land and building which represents a noncash financing activity and is a supplemental disclosure required by SFAS
95. This mortgage had a remaining balance of $212,951 at December 31, 1995.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 3--LONG-TERM DEBT---Continued

In July 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. In connection with the purchase of the real property, Techdyne (Scotland) made a $110,000 payment and obtained a 15 year mortgage of approximately $620,000 with a variable interest rate of 2% above the bank's base rate. The mortgage transaction represents a noncash financing activity which is a supplemental disclosure required by SFAS 95. This mortgage had a remaining balance of $590,824 at December 31, 1995.

Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $620,000 at December 31, 1995 and $312,000 at December 31, 1994. This line of credit, which was increased in June 1995, operates as an overdraft facility and is secured by assets of Techdyne (Scotland) with a carrying value of approximately $6,602,000 at December 31, 1995 and $3,911,000 at December 31, 1994, and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of December 31, 1995 or December 31, 1994.

Other debt includes various capital lease and other financing obligations. Such new financing obligations, net of down payments, amounted to $208,000 and $36,000 for 1995 and 1994, respectively, which represents a noncash financing activity which is a supplemental disclosure required by SFAS 95.

NOTE 4--INCOME TAXES

At December 31, 1995, the Company has net operating loss carryforwards of approximately $5.7 million that expire in years 2005 through 2008. Of these net operating loss carryforwards, $5.0 million are only available to offset future Techdyne (US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which will file separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 4--INCOME TAXES--Continued

                                              December 31,

                                             1995          1994
                                          ---------------------
Deferred tax liabilities:
  Tax over book depreciation              $  338,644  $  275,000
  Gain on sale of Techdyne stock           1,475,000      714,000
  Unrealized gain on marketable
   securities                                325,033      640,434
                                          ----------   ----------
      Total deferred tax liabilities       2,138,677    1,629,434

Deferred tax assets:
  Obsolescence reserves                      120,000      138,000
  Inventory capitalization                    62,000       63,000
  Accrued expenses and other                 109,000       48,000
                                          ----------   ----------
                                             291,000      249,000
Net operating loss carryforward            2,163,000    2,279,000
Valuation allowance                       (2,205,113)  (2,326,076)
                                          ----------   ----------
        Net deferred tax assets              248,887     201,924
                                          ----------   ----------
Net deferred tax liabilities              $1,889,790   $1,427,510
                                          ==========   ==========

A deferred tax liability of $1,475,000 and $714,000 at December 31, 1995 and 1994, respectively, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes,resulting in a difference between book and tax basis of the Company's investment in Techdyne. This temporary difference will reverse upon the occurrence of certain events relating to the divestiture of Techdyne. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Scotland). A current deferred tax liability has been recorded for the unrealized gain on marketable securities. See Note 2.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 4--INCOME TAXES -- Continued

Income before income taxes includes the following components:

                                     Year Ended December 31
                            ------------------------------------------
                               1995             1994             1993
                            ---------        ---------       ----------
     United States         $2,086,741        $  317,385       $(144,000)
     Foreign                1,506,389           854,478         272,977
                           ----------        ----------       ---------
                           $3,593,130        $1,171,863       $ 128,977
                           ==========        ==========       =========

Significant components of the provision (benefit) for income taxes are as follows:

                                      Year Ended December 31
                            ------------------------------------------
                                1995             1994             1993
                            ---------         --------        --------
     Current:
       Federal             $   24,660        $                $
       Foreign                493,286           261,445          87,260
       State                                     13,006           8,748
                              -------           -------        --------
                              517,946           274,451          96,008
     Benefit from utilization
       of net operating loss
       carryforwards                                            (63,776)

     Deferred:
      Federal                 761,000
      Foreign                  16,680            26,755          46,321
                           ----------         ---------      ----------
                              777,680            26,755          46,321
                           ----------         ---------      ----------
                           $1,295,626        $  301,206      $   78,553
                           ==========         =========      ==========

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 4-INCOME TAXES--Continued

The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                       1995           1994             1993
                                     --------       --------         --------
 Tax at statutory rate            $ 1,221,664      $ 398,433       $   43,852
 Increase (reduction) in taxes
       resulting from:
         Loss for which no current
          benefit is available                                         48,816
         State income taxes-net
          of federal income tax
          effect                                       8,584            8,748
         Lower effective income
          taxes of other countries    (15,064)        (8,545)         (22,863)
         Valuation allowance
          adjustments and other        89,026        (97,146)
                                  -----------      ---------       ----------
                                  $ 1,295,626      $ 301,326       $   78,553
                                  ===========      =========       ==========

Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,410,000 at December 31, 1995 and $1,413,000 at December 31, 1994. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $121,000 and $71,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1995 and December 31, 1994, respectively.

Income tax payments were approximately $300,000 in 1995, $38,000 in 1994, and $29,000 in 1993.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION

In September 1994, the Company granted options to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997. The options vest on the basis of 25% of the aggregate as of the end of each quarter beginning with the quarter ended December 31, 1994.

In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were excercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity section of the balance sheet, with interest at 5.36%. The notes are secured by the 480,000 shares purchased, held in escrow by the Company, with voting rights held by the shareholders until default, if any, under the notes.

The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock as a service award to officers, directors, consultants and certain employees of the Company and certain of its subsidiaries under its 1989 Stock Option Plan. The options are excercisable at $3.00 per share for 10 years and are exercisable 50% on or after the first anniversary date of grant and in full on or after the second anniversary date of grant.

In May 1994, Techdyne adopted a stock option plan for up to 250,000 non-qualified options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995.

On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. These options may be exercised for cash or subject to Board approval, in part by cash, (minimum par value for the shares purchased) and the balance by a three-year recourse promissory note. Such notes would be secured by the shares purchased (to be

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--Continued

held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors options.

In November 1995, DCA adopted a stock option plan for up to 250,000 non-qualified options. Pursuant to this plan, in November 1995, DCA's Board of Directors granted 210,000 options, currently 206,500 based upon termination of certain DCA employees, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

The Board of Directors of the Company has determined that the fair value of the underlying common stock was not in excess of the exercise price on the date of grant for the stock options granted during 1995 and 1994 and, therefore, no amounts have been charged to operations in connection with any grants of options.

Transactions for options are as follows:

                                                            Year Ended December 31
                                              --------------------------------------------------
                                                1995                 1994                 1993
                                              --------            ---------             --------
Options outstanding and exercisable
   at January 1                                400,000              505,000              530,000
   Granted                                     809,000              400,000
   Excercised                                                      (480,000)
   Canceled/expired                                                 (25,000)             (25,000)
                                             ---------              --------            --------
Options outstanding and exercisable
    at December 31                           1,209,000              400,000              505,000
                                             =========              =======              =======

  Option price                             $1.25-$3.00                $1.25            $.69 - $2.13

The Company recorded compensation expense of $153,750 in 1994 for the issuance of 410,000 shares of common stock, to certain officers, directors and employees.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE     6--OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC LOCATION AND
            FOREIGN OPERATIONS

Industry segment and geographical data and foreign operations for the years ended December 31, 1995, 1994, and 1993, included on pages 1, 2 and 3 of Form 10-K are an integral part of these financial statements. The following summarizes additional information about the reported industry segments:

                                                   Year Ended December 31
                                --------------------------------------------------------
                                  1995                       1994                  1993
                                --------                   --------             --------
  DEPRECIATION EXPENSE
    Medical Services          $  116,510                 $   85,734              $ 80,067
    Medical Products              19,735                     17,548                15,788
    Electro-Mechanical           332,602                    285,691               244,338

  CAPITAL EXPENDITURES
    Medical Services          $  877,545                   $ 30,879              $ 80,203
    Medical Products               7,132                     30,567                16,479
    Electro-Mechanical           530,669                  1,052,606               188,269

A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced.

Electro-mechanical sales to major customers are as follows:

                                            Year Ended December 31,
    Customers                             1995        1994           1993
    ---------                     ------------------------------------------
  IBM(1)                             $ 2,502,000    $3,305,000    $2,091,000
  Compaq Computer Corp.               10,849,000     8,058,000     6,683,000
  Avid Technology                      5,653,000     1,156,000       915,000


__________

(1)      Less than 10% of sales for 1995.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 6--OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC LOCATION AND FOREIGN OPERATIONS--Continued

Included in the sales to Compaq were sales by Techdyne (Scotland) of $10,587,000, which accounted for 86% of the sales of Techdyne (Scotland) for 1995. The Company anticipates that increased competition in the bidding for this Compaq business may result in some loss of Compaq sales and reduced profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing cost reduction and new business development efforts and is presently unable to quantify the ultimate effects of the Compaq change.

The Company anticipates a loss of a majority of its sales to Avid as a result of a change in one of the products it produces for Avid. Although the Company is pursuing cost reduction and new business development efforts, it anticipates a substantial reduction in sales in 1996 as a result of lost Avid sales although it is unable to presently quantify the ultimate effects of the Avid sales loss.

Medicore services revenues, which represents revenues of the Company's dialysis division, are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

Medical products revenues, which represents medical supply and durable medical equipment sales, are highly dependent, in the durable equipment division, on payments received under Medicare and Medicaid and, therefore, are subject to regulatory changes and government funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material adverse effect on the Medical Products Division .

Medical product sales are highly dependent on contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues would have a material adverse effect on the operations of the Medical Products Division.

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 8--COMMITMENTS AND CONTINGENCIES

COMMITMENTS: The Company and subsidiaries have leases on several facilities which expire at various dates. The aggregate lease commitments at December 31, 1995 are approximately: 1996 - $349,000; 1997 - $234,000; 1998 - $117,000; 1999
and thereafter - $75,000. Total rent expense was approximately $533,000 in 1995, $502,000 in 1994, and $506,000 in 1993.

Pursuant to completion of its recent offering, Techdyne entered into a consulting agreement with the underwriter for a term of 18 months at $3,000 per month fully paid on October 2, 1995, the completion date of the underwriting, to provide financial consulting services pertaining to Techdyne's business.

CONTINGENCIES: A litigation initiated by Techdyne in 1994 in the Florida courts against the subsidiary's former president has been settled on terms favorable to Techdyne.

Upon completion of DCA's public offering, for which there can be no assurance, DCA will retain the representative of the underwriters to provide financial consulting services pertaining to DCA's business, at a monthly fee of $3,000 per month for a period of 18 months, all of which shall be payable in advance on the closing of the offering. See Note 9.

NOTE 9 -- SUBSIDIARY STOCK OFFERINGS

Techdyne completed a public offering of common stock and warrants on October 2, 1995 providing that subsidiary with net proceeds of approximately $3,321,000 for which the Company has recognized a gain of approximately $2,002,000, with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. Techdyne repaid $1,500,000 toward its intercompany indebtedness to the Medicore and will use the balance of the funds for expanding operations, upgrading plant and equipment and for working capital. The offering reduced the Company's ownership of Techdyne from approximately 83% to approximately 63% (73% considering the convertible note issued by Techdyne, convertible at $1.75 per share with the balance due the Company for the intercompany indebtedness of approximately $2,686,000 at December 31, 1995).

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 9 -- SUBSIDIARY STOCK OFFERINGS--Continued

DCA filed a registration statement with the Securities and Exchange Commission in December 1995 which has not become effective to date, proposing to offer units consisting of common stock and warrants for an aggregate of approximately $3,750,000 with net proceeds to DCA of approximately $3,035,000 (approximately $3,524,000 if the over-allotment option is fully exercised). DCA intends to use the proceeds from the offering to acquire and/or develop free standing outpatient dialysis centers and for expanding its inpatient dialysis treatment services.

DCA, presently 99.1% owned by the Company, upon completion of the offering would be approximately 70% owned (67% if the overallotment option is exercised in full). There is no assurance this offering will be completed.

NOTE 10 -- BANK LOAN REFINANCING

On February 8, 1996, Techdyne refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand but in no event after June 30, 1996, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%.

The bank has also extended two commercial term loans to Techdyne, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with monthly payments of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by Medicore, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot.  Under this term loan Techdyne is
obligated to   adhere  to a  variety of affirmative and negative

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 10 -- BANK LOAN REFINANCING--Continued

covenants, including but not limited to a debt service ratio of 1:25 to 1:00, maintenance of capital funds equal to or in excess of $3,500,000, have a capital fund ratio of total debt to capital funds of 1.5 to 1.0; and Techdyne may not merge or acquire businesses, create or transfer any assets to a subsidiary, if the aggregate annual value of such transactions exceeds $750,000, cannot sell its interests in its subsidiary Techdyne (Scotland) or allow that Scottish subsidiary to sell all or substantially all of its assets or properties, except inventory in the ordinary course of business, for which the aggregate book value exceeds $500,000; and this term loan further provides for restrictions on transactions with related persons, restrictions on dividends except if such does not exceed 30% of Techdyne's net income in any year, precludes changes in ownership in Techdyne which would reduce the Company's ownership to less than 51%, and restricts Techdyne from engaging in any new unrelated business.

The mortgage issued by the Company to secure the $712,500 term loan provides the bank with reappraisal rights so that should the principal amount outstanding under the note exceed 75% of the reappraisal value of the mortgaged property, such excess has to be repaid by Techdyne and/or Medicore. Medicore as lessor to Techdyne of these mortgaged properties has assigned the leases, rents and profits to the bank as further security for this $712,500 term loan, provided the Company may continue to collect the rents until an event of default, if any. Medicore has also subordinated the $2,500,000 of indebtedness due to it from Techdyne, provided Techdyne may make payments to Medicore on the subordinated debt from funds received in Techdyne's recently completed public offering (see Note 9) or from retained earnings arising subsequent to March 31, 1995, so long as at the time of payment Techdyne is in compliance with the financial covenants of the term loan agreement. Medicore, as lessor of the properties mortgaged, has subordinated its interests in the leases to the mortgage held by the bank to secure this term loan.

The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan

MEDICORE, INC. AND SUBSIDIARIES

December 31, 1995

NOTE 10 -- BANK LOAN REFINANCING--Continued

carries no prepayment penalty and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

Medicore has unconditionally guaranteed the payment and performance by Techdyne of the $2,000,000 revolving loan and the two commercial term loans.

A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

NOTE 11 -- RELATED PARTY TRANSACTIONS

During 1995, 1994 and 1993, the Company paid premiums of approximately $490,000, $460,000 and $424,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

During 1995, 1994 and 1993, legal fees of $217,000, $190,000 and $184,000, respectively, were paid to an officer of the Company.

NOTE 12 -- QUARTERLY FINANCIAL INFORMATION (Unaudited)

The Company recorded the following (gains) losses which were material to the results of the fourth quarter:

                                          1995           1994          1993
                                          ----           ----          ----
                                                     (In thousands)
     Inventory valuation and
      obsolescence                                        $207
     Reversal of reserve for income
      tax assessments and other
      expenses related to disposition
      of subsidiaries                                                    $(200)
     Recovery of reserved account
      receivable and reduction
      of allowance for doubtful
      accounts
     Expense startup costs of new
      dialysis centers                       80                           (104)
                                          -----           -----          -----
                                          $  80           $207           $(304)
                                          =====           =====          =====

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
MEDICORE, INC. AND SUBSIDIARIES
YEAR ENDED DECEMBER 31, 1995

- -----------------------------------------------------------------------------------------------------------------------------
                   COL. A                                           COL. B                           COL. C
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                        Additions              Additions
                                                                  Balance at            Charged to            Charged to
                                                                  Beginning              Cost and           Other Accounts
               Classification                                     of Period              Expenses              Describe
- -----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted
   from asset accounts:
   Allownce for uncollectible
     accounts...........................................          $133,000               $136,221
   Reserve for inventory obsolescence...................           255,000                294,860
                                                                  --------               --------             --------
                                                                  $388,000               $431,081                   $0
                                                                  ========               ========             ========
YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
     accounts...........................................          $ 44,000               $ 34,937
   Reserve for inventory obsolescence...................           157,000                282,000
                                                                  --------               --------             --------
                                                                  $201,000               $316,937                   $0
                                                                  ========               ========             ========

YEAR ENDED DECEMBER 31, 1993:
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
     accounts...........................................          $ 85,000               $(66,403)
   Reserve for inventory obsolescence...................           275,000                 74,000
                                                                  --------               --------             --------
                                                                  $360,000               $  7,597                   $0
                                                                  ========               ========             ========

                                                                  ---------------------------------
                                                                       COL. D              COL. E
                                                                  ---------------------------------
                                                                    Other Charges          Balance
                                                                     Add (Deduct)         at End of
                                                                     Describe              Period
                                                                 ----------------------------------
YEAR ENDED DECEMBER 31, 1995:
Reserves and allowances deducted
   from asset accounts:
   Allownce for uncollectible
     accounts...........................................          $  (25,221)  (1)        $244,000
   Reserve for inventory obsolescence...................            (230,860)  (2)         319,000
                                                                  ----------              --------
                                                                  $ (266,081)             $553,000
                                                                  ==========              ========

YEAR ENDED DECEMBER 31, 1994:
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
     accounts...........................................          $   54,063   (1)        $133,000
   Reserve for inventory obsolescence...................            (184,000)  (2)         255,000
                                                                  ----------              --------
                                                                  $ (129,937)             $388,000
                                                                  ==========              ========

YEAR ENDED DECEMBER 31, 1993:
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectible
     accounts...........................................          $   25,403   (1)        $ 44,000
   Reserve for inventory obsolescence...................            (192,000)  (2)         157,000
                                                                  ----------              --------
                                                                  $ (166,597)             $201,000
                                                                  ==========              ========

(1) Uncollectible accounts written off, net of recoveries.
(2) Net write-offs against inventory reserves.

                                 MEDICORE, INC.

                                 EXHIBIT INDEX

                               ----------------



         (2)(i) Articles of Merger dated March 11, 1986 whereby Packaging Corporation International(1) was merged with and into the Company (incorporated by reference to the Company's Current Report, Form 8-K, March 13, 1986, Item 7(c)(28)(i)). *

         (ii) Plan of Merger dated March 11, 1986 whereby Packaging Corporation International (1) merged with and into the Company (incorporated by reference to the Company's Current Report on Form 8-K, March 13, 1986, Item 7(c)(28)(ii)). *

         (3) Articles of Incorporation, as amended and By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1980 ("1980 Form 10-K"), Part IV, Item 11, (a) 3 (3)); and new Article XXV of the By-Laws. *

         (4) Instruments defining the rights of security holders, including indentures.

         (i) 1989 Stock Option Plan (incorporated by reference to the Company's current report on Form 8-K dated July 10, 1989 ("July 1989 Form 8-K"), Item 7(c)(ii)). *

         (ii) Form of Stock Option Agreement issued pursuant to the 1989 Stock Option Plan (incorporated by reference to the Company's July 1989 Form 8-K, Item 7(c)(iii)). *

         (iii) Form of Additional Non-Qualified Stock Option Agreement issuable under the Stock Option Agreement (incorporated by reference to the Company's July 1989 Form 8-K, Item 7(c)(iv)).
                 *

         (10)  Material contracts.

         (i) Employment Agreement between the Company and Thomas K. Langbein dated May, 1994, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), Part IV, Item 14(a) 3(10)(I)).*

         (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1981 ("1981 Form 10-K"), Part IV, Item 11 (a)(3)(xv)). *

         (iii)   Amendment to lease between the Company and Heights
                 Plaza Associates, dated October 28, 1985 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 ("1985 Form 10-K"), Part IV, Item 14 (a) 3 (10) (ix)). *

         (iv)    Amendment to Lease between the Company and Heights
                 Plaza Associates, dated April 11, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 ("1990 Form 10-K"), Part IV, Item 14(a) 3 (10) (iv)). *

         (v)     Amendment to Lease between the Company and Heights
                 Plaza Associates dated March 18, 1991 (incorporated by reference to the 1990 Form 10-K, Part IV, Item 14(a) 3 (10)
                 (v)). *

         (vi) Lease Agreement between the Company and Techdyne, Inc. (2) dated July 17, 1990 (incorporated by reference to Techdyne Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991 ("Techdyne's 1990 Form 10-K"), Part IV, Item 14(a) 3
                 (10) (vii)). *

         (vii) Royalty Agreement between the Company and Viragen, Inc. (3) dated November 7, 1986 (incorporated by reference to the Company's Current Report on Form 8-K, December, 1986, Item 7
                 (c)(iv)). *

         (viii) Amended Royalty Agreement between the Company and Viragen, Inc. (3) dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)). *

         (ix)    Employment Agreement between Techdyne (Scotland)
                 Limited(4) and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1987 ("Techdyne 1987 Form 10-K"), Part IV, Item 14(a)(10)(x)). *

         (x)     Guarantee of Techdyne (Scotland) Limited(4) Line of
                 Credit with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne 1988 Form 10-K,
                 Part IV, Item 14(a) (10)(vii)). *

         (xi)    Loan Agreement between Dialysis Corporation of
                 America(5) and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 ("1988 Form 10-K"), Part IV, Item 14(a) (10)(xxx)). *

         (xii) Stock Purchase Agreement for the sale of dialysis centers between Dialysis Corporation of America, Dialysis Management Company(6), Renal Treatment Centers, Inc., Renal Treatment Centers- Acquisition, Inc. and the four dialysis subsidiaries dated September 5, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated September 12, 1989, Item 7(c)(i)). *

         (xiii)   Medical Director's Agreement between Dialysis
                  Services of Florida, Inc. - Fort Walton Beach (7) and Henry
                  M. Haire, M.D., P.A. dated December 19, 1988 (incorporated by reference to the Company's Annual on Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K"), Part IV,
                  Item 14(a) 3(10)(xxi)). *

         (xiv) Renewal of Medical Director's Agreement between Dialysis Services of Florida, Inc.-Fort Walton Beach (7) and Henry M. Haire, M.D., P.A. dated August 1, 1994[*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(xiv)). *

         (xv)    Lease between Premier Development of Orlando, Inc.
                 and Dialysis Services of Florida, Inc. - Fort Walton Beach
                 (7), with Rider and Guarantee of Dialysis Corporation of America(4) dated May 24, 1989 (incorporated by reference to the Company's 1989 Form 10-K, Part IV, Item 14(a)(xxii)). *

[*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

         (xvi) Addendum No. 1 to Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc.-Fort Walton Beach (7) dated August, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), Part IV, Item 14(a) 3(10) (xvi)). *

         (xvii) Lease Renewal between JACO, L.C. and Dialysis Services of Florida, Inc.-Fort Walton Beach(7) dated November 29, 1993 (incorporated by reference to the Company's 1993 From 10-K,
                 Part IV, Item 14(a) 3(10) (xvii)). *

         (xviii) Agreement to Sell Real Property between the Company and
                 Techdyne, Inc.(2) dated March 27, 1990 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1989, Part IV, Item 14(a) 3(10)(x)).
                 *

         (xix)   Loan Agreement between the Company and Viragen,
                 Inc.(3) dated January 31, 1991 (incorporated by reference to the Company's Current Report on Form 8-K, dated February 25, 1991 ("February, 1991 Form 8- K"), Item 7(c)(ii)). *

         (xx) Florida Real Estate Mortgage and Security Agreement from Viragen, Inc.(3) dated January 31, 1991 (incorporated by reference to the February, 1991 Form 8-K, Item 7(c)(iii)). *

         (xxi)   Lease Agreement between Techdyne (Houston), Inc. (8)
                 and George Wimpey of Texas, Inc. dated July 30, 1991 (incorporated by reference to Techdyne's 1991 Form 10-K, Part IV, Item 14 (a) 3 (10) (viii)). *

         (xxii) Assignment and Assumption Agreement between Techdyne (Houston), Inc. (8), the Company and George Wimpey of Texas, Inc. dated February 28, 1992 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1991 ("Techdyne 1991 Form 10-K"), Part IV, Item 14 (a) 3 (10) (ix)). *

         (xxiii) Lease Agreement between Techdyne, Inc.(2) and George
                 Wimpey of Texas, Inc. dated February 4, 1994 (incorporated by reference to the Company's 1993 Form 10-K, Part IV, Item 14(a) 3(10) (xxxiv)). *

         (xxiv) Lease between the Company and Viragen, Inc.(3) dated December 8, 1992 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8- K"), Item 7(c)(i)). *

         (xxv) Addendum to Lease between the Company and Viragen, Inc.(3) dated January 15, 1993 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8- K"), Item 7(c)(ii)). *

         (xxvi) Guaranty of payment by the Company in favor of Equitable Bank dated August 2, 1991 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Part II, Item 6 (a)(28)(i)). *

         (xxvii) Compensation Agreement between the Company and Viragen,
                 Inc.(3) dated August 2, 1991 (incorporated by reference to Viragen, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991 ("Viragen 1991 Form 10-K"), Part IV, Item 14
                 (a) 3(10(xxiii)). *

      (xxviii) First Amendment to Lease between Dialysis Corporation of America(5) and Renal Treatment Centers - Maryland, Inc. dated November 16, 1992 (incorporate reference to the Company's January, 1993 Form 8- K, Item 7(c)(xii)). *

        (xxix)   Amendment to Loan Agreement between the Company and
                 Viragen, Inc.(3) dated August 6, 1991 (incorporated by reference to the Viragen 1991 Form 10-K, Part IV, Item 14(a) 3
                 (10) (xxi)). *

         (xxx) Florida Real Estate Mortgage and Security Agreement from Viragen, Inc.(3) to the Company dated August 6, 1991 (incorporated by reference to Viragen's 1991 Form 10-K, Part IV, Item 14(a) 3 (10)(xxii)). *

        (xxxi)   Lease Agreement between the Company and Brett D.
                 Anderson and Suzanne M. Anderson dated November 17, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 Form 10-K"), Part IV, Item 14 (a) (10) (lvi)). *

       (xxxii)   Mortgage between Techdyne (Scotland) Limited(4) and
                 The Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II,
                 Item 6 (a) (28) (vi)).  *

      (xxxiii) Agreement ("Missives") between Techdyne (Scotland) Limited(4) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(4) of Its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6 (a) (28)
                 (vii)). *

       (xxxiv) Medical Directors Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro (9) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6 (a) (10) (I)). *

        (xxxv) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro (9) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6 (a) (10) (ii)). *

       (xxxvi) Form of Promissory Note executed by all optionees to the Company dated September 12, 1994 ** (incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 1994 ("October, 1994 Form 8-K"), Item 7 (c) (99) (I)). *

      (xxxvii) Form of Escrow Agreement executed by all optionees with the Company and the Escrow Agent dated September, 1994 *** (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (ii)). *

     (xxxviii)   Consulting Agreement between the Company and
                 Performance Capital Corporation dated September 30, 1994
                 (incorporated by reference to the Company's October, 1994 Form
                 8-K, Item 7 (c) (99) (iii)). *

           [*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

          (xxxix)Stock Option Agreement between the Company and
                 Performance Capital Corporation dated September 30, 1994 (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (iv)). *

          (xl) Medical Directors Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne (9) and Herbert I. Soller, M.D. dated January 30, 1995 [*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(ix)). *

          (xli) Lease Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(9) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxii)). *

          (xlii) Lease Agreement between Techdyne, Inc. (2) and
                 Megabrella, Inc. dated January 16, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lviii)). *

          (xliii)Form of Exclusive Sales Representative Agreement between Techdyne, Inc. (2) and sales representative **** (incorporated by reference to the Company's 1994 Form 10-K,
                 Part IV, Item 14(a) 3(10)(lxiv)). *

          (xliv) 1994 Stock Option Plan of Techdyne, Inc. (2) (incorporated by reference to the Company's 1994 Form 10- K, Part IV, Item 14(a) 3(10)(lxv)). *

         (xlv) Form of Stock Option Certificate issued under 1994 Stock Option Plan of Techdyne, Inc. (2) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, 14(a) 3(10)(lxvi)).
                 *

         (xlvi) Form of Stock Option Agreement dated February 17, 1995 issued to directors of Techdyne, Inc. (2) ***** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxvii)). *

         (xlvii) Lease Agreement between Dialysis Corporation of America (5) and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the Company's Form 10-K,
                 Part IV, Item 14(a) 3(10)(lxviii)). *

         (xlviii)Lease Purchase Agreement between the Company and B.
                 Braun Medical, Inc. dated August 24, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 ("1995 Form 10-Q"),
                 Part II, Item 6(a)(10)(i)). *

         (xlix) Employment Agreement between All American Medical & Surgical Supply Corp.(10) and Anthony Tepedino dated October 26, 1996 (incorporated by reference to the Company's 1995 Form 10-Q,
                 Part II, Item 6(a)(10)(ii)). *

        (l) Employment Agreement between All American Medical & Surgical Supply Corp.(10) and Lou Ghelli dated October 26, 1995 (incorporated by reference to the Company's 1995 Form 10-Q, Part II, Item 6(a)(10)(iii)). *

      (li) Loan and Security Agreement between Techdyne, Inc.(2) and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated February 23, 1996 ("Techdyne February 1996 Form 8-K), Item 7(c)(99)(i)). *

       (lii)     Revolving Demand Promissory Note for $2,000,000 from
                 Techdyne, Inc.(2) to Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K,
                 Item 7(c)(99)(ii)). *

      (liii) Unconditional and Continuing Guaranty of Payment and Performance by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(iii)). *

       (liv)     Subordination Agreement among Barnett Bank, the
                 Company and Techdyne, Inc.(2) dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K,
                 Item 7(c)(99)(iv)). *

        (lv) Loan Agreement for $712,500 between Techdyne, Inc.(2) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(v)). *

       (lvi) Promissory Note for $712,500 from Techdyne, Inc.(2) to Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vi)). *

      (lvii) Mortgage and Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vii)). *

     (lviii)     Assignment of Leases, Rents and Profits by the
                 Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K,
                 Item 7(c)(99)(viii)). *

       (lix) Promissory Note for $200,000 from Techdyne, Inc.(2) to Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ix)). *

        (lx)     Security Agreement between Techdyne, Inc.(2) and
                 Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(x)). *

       (lxi) Lease between All American Medical & Surgical Supply Corp.(10) and Bart Castellano dated November 1, 1995.

      (lxii) Lease between Dialysis Corporation of America(5) and Dialysis Services of Pennsylvania, Inc. - Lemoyne(9) dated November 30, 1995.

     (lxiii)     1995 Stock Option Plan of Dialysis Corporation of America(5).

      (lxiv) Form of Stock Option Certificate dated November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(5).

       (lxv)     Employment Agreement between Techdyne, Inc.(2) and
                 Barry Pardon dated March 13, 1996(incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995, Part IV, Item 13 (a) 2 (10)(viii)). *

        (11)     Statement re computation of per share earnings.

         (22)          Subsidiaries of the registrant.

         (27)          Financial Data Schedule (for SEC use only).

- ----------

(1)      Wholly-owned subsidiary merged into the Registrant in March, 1986.
(2)      63% owned subsidiary.
(3)      Former public subsidiary of the Company; spun-off in 1986.
(4)      100% owned subsidiary of Techdyne, Inc.
(5)      99.1% owned subsidiary.
(6)      Dissolved subsidiary of Dialysis Corporation of America.
(7)      80% owned subsidiary of Dialysis Corporation of America.
(8)      100% owned inactive subsidiary of Techdyne, Inc.
(9)      100% owned subsidiary of Dialysis Corporation of America.
(10)     80% owned subsidiary of the Company.

*        Exhibits incorporated by reference are not included.

** All (10) optionees executed their options and executed the same promissory note except as to amounts due.

*** All (10) optionees entered into the same escrow agreement except as to the amounts of shares escrowed.

**** There are five such Agreements, all the same but for the territory assigned.

***** Option to directors is the same except as to amount of underlying shares purchasable.