Form 10-Q
period 1996-03-31
MEDICORE INC
filed 1996-05-10
CIK 8643

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



For the transition period from                     to
                              ---------------------   -----------------------

Commission file number 1-9167
                       ------

                                 MEDICORE, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                  Florida                                   59-0941551
- ---------------------------------------------         ------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

2337 West 76th Street, Hialeah, Florida                        33016
- ---------------------------------------------         ------------------------
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

Yes /x/ or No / /

Common Stock Outstanding

     Common Stock, $.01 par value -- 5,454,940 shares as of April 30, 1996.

                        MEDICORE, INC. AND SUBSIDIARIES

                                     INDEX

PART I    --    FINANCIAL INFORMATION

     The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 1996 and March 31, 1995 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements

     1) Consolidated Condensed Statements of Income for the three months ended March 31, 1996 and March 31, 1995.

     2) Consolidated Condensed Balance Sheets as of March 31, 1996 and December 31, 1995.

     3) Consolidated Condensed Statements of Cash Flows for the three months months ended March 31, 1996 and March 31, 1995.

     4) Notes to Consolidated Condensed Financial Statements as of March 31,
        1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II   --   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                       PART I  --  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

MEDICORE, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       1996         1995
                                                    -----------  -----------
REVENUES
   Sales                                            $ 8,229,558  $ 7,574,140
   Realized gain on sale of marketable securities       562,029
   Other income                                         120,780       94,502
   Litigation settlement                                139,645
                                                    -----------  -----------
                                                      9,052,012    7,668,642
COST AND EXPENSES
   Cost of goods sold                                 6,636,687    5,973,283
   Selling, general and administrative expenses       1,289,290    1,036,917
   Interest expense                                      54,919       62,016
                                                    -----------  -----------
                                                      7,980,896    7,072,216
                                                    ===========  ===========
   INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST                            1,071,116      596,426

Income tax provision                                    189,927      140,022
                                                    -----------  -----------
   INCOME BEFORE MINORITY INTEREST                      881,189      456,404

Minority interest in (income) loss of consolidated
  subsidiaries                                         (155,936)       4,520
                                                    -----------  -----------
   NET INCOME                                       $   725,253  $   460,924
                                                    ===========  ===========
Net income per share                                $       .12  $       .08
                                                    ===========  ===========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

MEDICORE, INC. AND SUBSIDIARIES                                     MARCH 31,            DECEMBER 31,
                                                                      1996                 1995(A)
                                                                   ----------           ------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $    5,473,991       $    4,836,512
   Marketable securities                                               2,525,808              855,351
   Short-term investments                                                191,292              188,954
   Accounts receivable, less allowance of $274,000 at
     March 31, 1996 and $244,000 at December 31, 1995                  4,121,993            3,853,913
   Inventories, less allowance for obsolescence of $318,000 at
     March 31, 1996 and $309,000 at December 31, 1995                  3,451,198            3,872,912
   Current portion of note receivable from Viragen, Inc.                                      146,245
   Prepaid expenses and other current assets                             589,904              745,192
                                                                  --------------       --------------
                    TOTAL CURRENT ASSETS                              16,354,186           14,499,079

PROPERTY AND EQUIPMENT
   Land and improvements                                               1,002,855            1,005,255
   Building and building improvements                                  2,825,158            2,814,785
   Equipment and furniture                                             5,360,471            5,300,487
   Leasehold improvements                                                371,479              367,743
                                                                  --------------       --------------
                                                                       9,559,963            9,488,270
   Less accumulated depreciation and amortization                      4,030,237            3,880,549
                                                                  --------------       --------------
                                                                       5,529,726            5,607,721
DEFERRED EXPENSES AND OTHER ASSETS                                       547,770              393,943

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
   less accumulated amortization of $322,000 at March 31,
   1995 and $311,000 at December 31, 1995.                               735,245              746,411
                                                                  --------------       --------------
                                                                  $   23,166,927       $   21,247,154
                                                                  ==============       ==============

CONSOLIDATED CONDENSED BALANCE SHEETS -- Continued

MEDICORE, INC. AND SUBSIDIARIES                                      MARCH 31,           DECEMBER 31,
                                                                       1996                1995(A)
                                                                    ----------           ------------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $    2,894,271       $    3,532,971
   Accrued expenses and other current liabilities                     1,476,621            1,692,985
   Current portion of long-term debt                                    742,000            1,434,000
   Income taxes payable                                                 645,733              480,481
   Deferred income taxes                                                959,807              325,033
                                                                 --------------       --------------
                TOTAL CURRENT LIABILITIES                             6,718,432            7,465,470

LONG-TERM DEBT                                                        1,752,681              963,980

DEFERRED INCOME TAXES                                                 1,563,599            1,564,757

MINORITY INTEREST IN SUBSIDIARIES                                     1,640,342            1,498,508

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value authorized 12,000,000 shares;
     5,454,940 issued and outstanding                                    54,549               54,549
   Capital in excess of par value                                    11,540,953           11,540,953
   Deficit                                                           (1,082,470)          (1,807,723)
   Foreign currency translation adjustment                             (260,760)            (237,258)
   Notes receivable from options exercise                              (326,400)            (326,400)
   Unrealized gain on marketable securities for sale                  1,566,001              530,318
                                                                 --------------       --------------
                TOTAL STOCKHOLDERS' EQUITY                           11,491,873            9,754,439

                                                                 --------------       --------------
                                                                 $   23,166,927       $   21,247,154
                                                                 ==============       ==============

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission in March, 1996.

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

MEDICORE, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1996          1995
                                                                ----          ----
OPERATING ACTIVITIES
  Net income
  Adjustments to reconcile net income to net cash provided
    by (used in)operating activities:                       $  725,253    $  460,924
       Depreciation                                            157,286       123,441
       Amortization                                             18,807        16,177
       Bad debt expense                                         29,831        42,625
       Gain on Viragen note collection                         (24,123)
       Provision for inventory obsolescence                     72,550        98,000
       Gain on sale of securities                             (562,029)
       Minority interest                                       155,936        (4,520)
       Increase (decrease) relating to operating activities
        from:
          Accounts receivable                                 (316,345)     (433,745)
          Inventories                                          327,001      (974,319)
          Prepaid expenses and other current assets            147,979       (93,014)
          Accounts payable                                    (617,837)      540,368
          Accrued expenses and other current liabilities      (239,565)       43,773
          Income taxes payable                                 171,496       112,785
                                                            ----------    ----------
             Net cash provided by (used in) operating
                activities                                      46,240       (67,505)

INVESTING ACTIVITIES
  Additions to property and equipment, net of minor
  disposals                                                    (88,101)      (76,937)
  Payments received on note receivable from Viragen, Inc.      170,368         5,368
  Proceeds from short-term investments                          93,854        89,830
  Short-term investments                                       (96,192)      (91,507)
  Proceeds from sale of securities                             562,029        35,046
  Deferred expenses and other assets                          (108,601)      (58,005)
                                                            ----------    ----------
    Net cash provided by (used in) investing activities        533,357       (96,205)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                           181,476
  Payments on long-term borrowings                             (91,949)      (75,455)
  Deferred financing costs                                     (14,168)            _
                                                            ----------    ----------
    Net cash provided by (used in) financing activities         75,359       (75,455)
Effect of exchange rate fluctuations on cash                   (17,477)       (3,619)
                                                            ----------    ----------
Increase (decrease) in cash and cash equivalents               637,479      (242,784)
Cash and cash equivalents at beginning of year               4,836,512     1,450,260
                                                            ----------    ----------
   CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                                  $5,473,991    $1,207,476
                                                            ==========    ==========

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 99.1% owned subsidiary, Dialysis Corporation of America ("DCA") (70% owned after DCA's securities offering became effective on April 17, 1996, see Note 7) and Medicore's 62.5% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne (Scotland)"), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sale of Stock By Subsidiaries

The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries. See Note 7.

Marketable Securities

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


                                                March 31,   December 31,
                                                  1996          1995
                                               -----------  ------------
Electronic and mechanical components, net:

Finished goods                                 $   639,493  $    617,851
Work in process                                    692,888       692,964
Raw materials and supplies                       1,739,084     2,202,381
                                               -----------  ------------
                                                 3,071,465     3,513,196
Medical Supplies                                   379,733       359,716
                                               -----------  ------------
                                               $ 3,451,198  $  3,872,912
                                               ===========  ============

Business

The Company manufactures and distributes medical products, and through its 80% owned subsidiary All American Medical & Surgical Supply Corp., is engaged in the sale and lease of home healthcare durables, principally in the Northeastern United States. The Company, through its subsidiary, Techdyne, including its wholly-owned subsidiary, Techdyne (Scotland), is an international contract manufacturer of electronic, electro-mechanical and plastic insert injection molded products used by original equipment manufacturers and distributors primarily in the data processing, telecommunication and instrumentation industries. The Company, through DCA, operates three kidney dialysis centers, which are located in Florida and Pennsylvania, and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

Major Customers

A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced.

Sales by Techdyne (Scotland) to Compaq accounted for 88% of the sales of Techdyne (Scotland) for the first quarter of 1996. The Company anticipates that increased competition in the bidding for this Compaq business may result in some loss of Compaq sales and reduced profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing cost reduction and new business development efforts and is presently unable to quantify the ultimate effects of the Compaq change.

The Company anticipates a loss of a majority of its sales to a former major customer in 1995 as a result of a change in of the product it produced for that customer, and not as a result of quality or service. Although the Company is pursuing cost reduction and new business development efforts, it anticipates a substantial reduction in sales in 1996 as a result of lost sales to that customer although it is presently unable to quantify the ultimate effect of this sales loss. Sales to that customer amounted to $5,653,000 for 1995 and approximately $159,000 for the first quarter of 1996 compared to $1,042,000 for the same period of the preceding year.

Medical services revenues, which represents revenues of DCA, the Company's dialysis division, are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --CONTINUED

governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

Medical products revenues, which represents medical supply and durable medical equipment sales, are highly dependent, in the durable equipment division, on payments received under Medicare and Medicaid and, therefore, are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material adverse effect on the Medical Products Division.

Medical supply sales are highly dependent on government contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues would have a material adverse effect on the operations of the Medical Products Division.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes.

Costs in Excess of Net Tangible Assets Acquired

The costs in excess of net tangible assets acquired are being amortized over 25 years. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional writedowns will be charged to expense.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans.

Income Taxes

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

The Company filed consolidated federal and state tax returns with Techdyne through October 2,1995, the date Techdyne's securities offering was completed. Thereafter, Techdyne is filing separate income tax returns with its income tax liability reflected on a separate return basis. DCA likewise was included in the consolidated tax returns with the Company through the completion of its public offering. See Note 7. Thereafter, it will file separate income tax returns with its income tax liability reflected on a separate return basis.

Foreign Currency Translation

Sales of Techdyne (Scotland) are primarily to customers in the United Kingdom with limited sales to other European and Middle East markets. The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --CONTINUED

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

Earnings Per Share

Primary earnings per share is computed on the basis of weighted shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method for 1996 and the treasury stock method for 1995. Fully diluted per share data has not been presented for 1996 or 1995 as it is not dilutive.

Cash and Cash Equivalents

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

Customer Payment Terms

The majority of the Company's sales are made on payment terms of net amount due in 30-45 days, depending on the customer.

Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

Long-lived assets

In 1996, the Company has adopted the provisions of FAS 121 - Accounting for the Impairment of Long-Lived Assets. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company is not aware of any significant impairment losses.

Stock-Based Compensation

In 1996, the Company adopted the provisions of FAS 123 - Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in its annual reports in accordance with FAS 123.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 641,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991. During the first quarter of 1996, the Company sold 310,000 shares of Viragen stock and recognized a gain of approximately $562,000. During 1995, the Company sold 173,000 shares of Viragen stock and recognized a gain of approximately $183,000. As a result of the implementation of FAS 115 (see Note 1), the Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the National Quotation Bureau, Inc.

The Company has a second mortgage and related note due from Viragen. Under the terms of this note, the receivable is payable in monthly installments of $1,789, with a final payment of all unpaid principal and interest due August 6, 1996. The note bears interest at 1% over prime. The note balance includes amounts due from Viragen that were previously written off by the Company. At March 31, 1996, the total outstanding note balance was $204,000 which is offset by an allowance of the same amount for amounts previously written off as uncollectable. In March, 1996, Viragen prepaid $165,000 on this note which resulted in the Company recognizing a gain of approximately $24,000 as a result of the Company collecting a portion of the previously reserved amount.
Interest earned on the note amounted to $9,000 for the three months ended March 31, 1996 and for the three months ended March 31, 1995.

The Company has a royalty agreement with Viragen, pursuant to which it receives a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. Royalty payments are due quarterly. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement, will comprise the final payment under the new agreement. Royalties income accrued under the amended agreement amounted to $2,000 and $10,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

NOTE 3--LONG-TERM DEBT

On February 8, 1996, Techdyne refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand but in no event after June 30, 1996, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this loan as of March 31, 1996.

The bank has also extended two commercial term loans to Techdyne, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with monthly payments of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $709,000 at March 31, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 3--LONG-TERM DEBT--CONTINUED

loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants, and Techdyne may not merge or acquire businesses, create or transfer any assets to a subsidiary, if the aggregate annual value of such transactions exceeds $750,000, cannot sell its interests in its subsidiary Techdyne (Scotland) or allow that Scottish subsidiary to sell all or substantially all of its assets or properties, except inventory in the ordinary course of business, for which the aggregate book value exceeds $500,000; and this term loan further provides for restrictions on transactions with related persons, restrictions on dividends except if such does not exceed 30% of Techdyne's net income in any year, precludes changes in ownership in Techdyne which would reduce the Company's ownership to less that 51%, and restricts Techdyne from engaging in any new unrelated business.

The mortgage issued by the Company to secure the $712,500 term loan provides the bank with reappraisal rights and should the principal amount outstanding under the note exceed 75% of the reappraisal value of the mortgaged property, such excess has to be repaid by Techdyne and/or the Company. The Company as lessor to Techdyne of these mortgaged properties has assigned the leases, rents and profits to the bank as further security for this $712,500 term loan, provided the Company may continue to collect the rents until an event of default, if any. The Company has also subordinated the $2,500,000 of indebtedness due to it from Techdyne, provided Techdyne may make payments to the Company on the subordinated debt from funds received in Techdyne's public offering (see Note 7) or from retained earnings arising subsequent to March 31, 1995, so long as at the time of payment Techdyne is in compliance with the financial covenants of the term loan agreement. The Company, as lessor of the mortgaged properties, has subordinated its interests in the leases to the mortgage held by the bank to secure this term loan.

The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had an outstanding balance of $197,000 at March 31, 1996, carries no prepayment penalty and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

The Company has unconditionally guaranteed the payment and performance by Techdyne of the $2,000,000 revolving loan and the two commercial term loans.

A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

Techdyne has a promissory note payable to a local bank of $145,000 at March
31, 1996 and December 31, 1995, with interest payable monthly at prime with the note maturing April 1997.

In July 1994, the Company obtained a $230,000 mortgage to refinance a mortgage note and a second mortgage note secured by land and building leased to Techdyne which represents a noncash financing activity and is a supplemental disclosure required by SFAS 95. This mortgage had a remaining balance of $213,000 at December 31, 1995. As part of Techdyne's bank loan refinancing, the balance of this mortgage was paid off.

In July, 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. In connection with the purchase of the real property, Techdyne (Scotland) made a $110,000 payment and obtained a 15 year mortgage of approximately $620,000 with a variable interest rate of 2% above the bank's base rate. The mortgage transaction represents a noncash financing activity which is a

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 3--LONG-TERM DEBT--CONTINUED

supplemental disclosure required by SFAS 95. This mortgage had a remaining balance of $577,000 at March 31, 1996 and $591,000 at December 31, 1995.

Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $612,000 at March 31, 1996. This line of credit, which was increased in June 1995, operates as an overdraft facility and is secured by assets of Techdyne (Scotland) and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of March 31, 1996 or December 31, 1995.

The Company obtained a $130,000 mortgage on vacant land for possible future expansion in April 1993. The Company received $30,000 cash proceeds from the mortgage with $100,000 representing a noncash financing activity which is a supplemental disclosure as required by SFAS 95. This mortgage had a balance of approximately $92,000 at March 31, 1996 and $95,000 at December 31, 1995.

In December 1988, DCA obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $248,000 and $256,000 at March 31, 1996 and December 31, 1995, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage through November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $310,000 and $320,000 at March 31, 1996 and December 31, 1995, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1995, DCA was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements for DCA. The lender waived these defaults as of December 31, 1995 and waived compliance with these covenants through December 31, 1996.

Other debt includes various capital lease and other financing obligations. Such new financing obligations, net of down payments, represents a noncash financing activity which is a supplemental disclosure required by SFAS 95. These obligations amounted to approximately $10,000 for the first quarter of 1996 with no such obligations during the first quarter of 1995.

The prime rate was 8.25% as of March 31, 1996 and 8.5% as of December 31, 1995.

The carrying amount of borrowings approximate their fair value.

Interest payments on all of the above debt amounted to $57,000 and $61,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

NOTE 4 -- INCOME TAXES

At March 31, 1996 and December 31, 1995, the Company had net operating loss carryforwards of approximately $5 million and $5.7 million, respectively, that expire in years 2005 through 2008. The remaining net operating loss carryforwards at March 31, 1996, primarily relate to Techdyne. Techdyne net operating loss carryforwards are only available to offset future Techdyne (US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which will file separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 4 -- INCOME TAXES -- CONTINUED

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A deferred tax liability of $1,475,000 at March 31, 1996 and December 31, 1995 resulted from income tax expense recorded on a gain recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investment in Techdyne. This temporary difference will reverse upon the occurrence of certain events relating to the divestiture of Techdyne. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. A deferred tax liability of approximately $960,000, has been recorded for the unrealized gain on marketable securities. See Note 2.

Other deferred tax liabilities, which total approximately $400,000, result from temporary differences including tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,276,000, result primarily from the net operating loss carryforwards and from temporary differences in book and tax bases of receivables and inventory, which result in related deferred tax assets of approximately $300,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance which amounted to approximately $1,956,000 at March 31, 1996 and $2,209,000 December 31, 1995.

The Company had a domestic income tax expense of approximately $14,000 and $25,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

Techdyne (Scotland) had income tax expense of $176,000 and $115,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

Income tax payments were approximately $10,000 and $13,000 for the three months ended March 31, 1996 and March 31, 1995, respectively.

NOTE 5 -- STOCK OPTIONS AND STOCK COMPENSATION

In September 1994, the Company granted options to a consulting firm to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997 which options vested as of September 30,1995.

In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholder's Equity section of the balance sheet, with interest at 5.36%. The notes are secured by the

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 5 -- STOCK OPTIONS AND STOCK COMPENSATION -- CONTINUED

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

On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. 2,000 shares under this plan have been issued to the managing director of the Company's European operations.

In May 1994, Techdyne adopted a stock option plan for up to 250,000 non-qualified options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995.

On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. These options may be exercised for cash or subject to Board approval, in part by cash (minimum par value for the shares purchased) and the balance by a three year recourse promissory note. Such notes would be secured by the shares purchased (to be held in escrow with no transfer rights pending full payment) with interest based on the coupon rate yield of a 52-week U.S. Treasury bill immediately preceding the execution and issuance of the promissory note, with voting rights for the underlying shares remaining with the shareholder until default, if any, on the note. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

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

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

Upon completion of DCA's public offering in April 1996, DCA retained the representative of the underwriters to provide financial consulting services pertaining to DCA's business, at a monthly fee of $3,000 per month for a period of 18 months, all of which was paid in advance on the closing of the offering. See Note 7.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 6 -- COMMITMENTS AND CONTINGENCIES -- CONTINUED

In the first quarter of 1996, a temporary worker provided by a temporary personnel agency was injured while working at Techdyne. The worker was insured through the temporary personnel agency. While the full extent of the temporary worker's injuries and the ultimate costs associtated with those injuries are not presently known, the Company anticipates that its insurance is adequate to cover any potential claims which might arise.

A litigation initiated by Techdyne in 1994 in the Florida courts has been settled on terms favorable to Techdyne.

NOTE 7 -- SUBSIDIARY STOCK OFFERINGS

On October 2, 1995, Techdyne completed a public offering of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants with an exercise price of $5.00 which are exercisable through September 12, 1998, providing that subsidiary with net proceeds of approximately $3,321,000 for which the Company has recognized a gain of approximately $2,002,000 with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000.
Techdyne repaid $1,500,000 toward its intercompany indebtedness to the Company and will use the balance of the funds for expanding operations, upgrading plant and equipment and for working capital. The offering reduced the Company's ownership of Techdyne from approximately 83% to approximately 63%. There is a convertible note issued by Techdyne, convertible at $1.75 per share for the balance of intercompany indebtedness due to the Company which amounted to approximately $2,457,000 at March 31, 1996.

DCA filed a registration statement with the Securities and Exchange Commission in December 1995 which became effective on April 17, 1996 for 1,000,000 units, each unit consisting of one share of common stock and two common stock purchase warrants for an aggregate of 1,000,000 shares of common stock and 2,000,000 warrants, each warrant exercisable at $4.50 per share from April 17, 1997 through April 16, 1999. The offering was completed on April 23, 1996. DCA intends to use the proceeds from the offering to acquire and/or develop free-standing outpatient dialysis centers and for expanding its inpatient dialysis treatment services. The DCA offering reduced the Company's ownership of that subsidiary from 99% to approximately 70%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated revenues increased approximately $1,383,000 (18%) for the three months ended March 31, 1996 compared to the same period of the previous year including $140,000 from a litigation settlement. Techdyne revenues increased $191,000 (3%) for the three months ended March 31,1996 compared to the preceding year. Domestic revenues which included the litigation settlement decreased $998,000 (23%) and European-based revenues increased $1,189,000 (49%).

Approximately 81% of Techdyne's consolidated sales and 67% of the Company's consolidated sales for the three months ended March 31, 1996 were made to four customers of which Compaq accounted for 47% and 38% and IBM for 22% and 18%. The other two customers each accounted for less than 10% of Techdyne's and the Company's consolidated sales. The loss, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations. Techdyne had sales of $5,653,000 to another major customer for 1995. As a result of a change in the product produced for that customer, and not based on quality or service, Techdyne anticipates a loss of a majority of its sales to that customer during 1996. Techdyne intends to pursue new business development efforts to replace these lost sales, although there can be no assurance as to the success of such efforts. Sales to that customer for the first quarter of 1996 amounted to approximately $159,000 compared to $1,042,000 for the same period of the preceding year.

The revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 88% and 79% of the sales of Techdyne (Scotland) for the three months ended March 31, 1996 and March 31, 1995, respectively. Sales by Techdyne (Scotland) to Compaq, for the three months ended March 31, 1996 increased $1,242,000 (65%) compared to the preceding year. While the Company believes that Techdyne (Scotland) will maintain substantial sales to Compaq, the bidding for Compaq orders in Scotland has become more competitive, which the Company anticipates may result in some loss of Compaq business and will result in lower profit margins on Compaq sales. Techdyne (Scotland) intends to pursue new business development efforts to replace reductions in Compaq business and to pursue cost reduction efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

Medical product sales revenues increased $198,000 (45%) for the three months ended March 31, 1996 compared to the same period of the preceding year. This increase included sales of approximately $166,000 attributable to All American Medical & Surgical Supply Corp., the Company's 80% owned subsidiary which commenced operations in January 1996.

Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $452,000 (102%) for the three months ended March 31, 1996 compared to the same period of the preceding year. This increase primarily resulted from the commencement of treatments at the Company's new dialysis centers in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $376,000 in sales revenues for the first quarter of 1996. Although the new Lemoyne and Wellsboro, Pennsylvania centers are expected to result in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods. See Note 2.

Cost of goods sold as a percentage of consolidated sales increased to 81% of sales revenues for the first quarter of 1996 compared to 79% for the same period of the preceding year, largely due to reduced margins of the Company's electronic and electro-mechanical subsidiary, Techdyne.

Cost of goods sold for Techdyne increased to 85% for the first quarter of 1996 compared with 82% in the preceding year. The increase was largely attributable to the decrease in sales to the major customer noted above which had relatively higher margins.

Cost of goods sold for the medical product division was 59% for the first quarter of 1996 compared to 58% for the same period of the preceding year, which reflects increased cost for the principal product of the medical supply division which were offset by relatively higher margins for the Company's new medical durable subsidiary, All American Medical & Surgical Supply Corp.

Cost of medical services sales increased to 70% for the first quarter of 1996 compared to 58% for the same period of the preceding year. This increase is largely attributable to higher costs associated with the low volume of treatments at the new Pennsylvania dialysis centers and includes relatively high salary and benefit costs for the new facilities due to the competition for health care workers in the area.

Selling, general and administrative expenses increased $252,000 (24%) for the first quarter of 1996 compared to the previous year. This increase included the Company's two new Pennsylvania dialysis centers and the Company's new 80% owned subsidiary, All American Medical & Surgical Supply Corp.

Interest expense increased by approximately $7,000 for the first quarter of 1996 compared to the same period of the previous year as a result of changes in both average outstanding borrowings and average interest rates associated with those borrowings.

The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.25% at March 31, 1996 and 8.5% at December 31, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $9,636,000 at March 31, 1996, an increase of $2,602,000 during the first quarter of 1996. The increase includes an increase of $1,036,000 in the net of the tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The increase also included a substantial reduction in current debt as a result of Techdyne's bank refinancing and the litigation settlement proceeds.

Included in the changes in components of working capital was an increase of $637,000 in cash and cash equivalents, which included net cash provided by operating activities of $46,000, net cash used in investing activities of $533,000 (including proceeds of $562,000 from the sale of Viragen stock, $170,000 in payments received on the Viragen note receivable, and additions to property plant and equipment of $88,000) and net cash provided by financing activities of $75,000 (including proceeds from the bank refinancing of $181,000 and repayments on long-term debt of $92,000).

In February 1996, Techdyne refinanced its bank loan agreement with another Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, but in no event after June 30, 1996, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this credit facility at March 31, 1996. A $712,500 term loan which had a balance of $709,000 at March 31, 1996 is secured by two buildings and land owned by the Company. The second term loan for $200,000 which had a balance of $197,000 at March 31, 1996 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinanted debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See
Note 3.

Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April, 1997. Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $612,000 at March 31, 1996 and $620,000 at December 31,1995 which is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of March 31, 1996 or December 31, 1995.

In July, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $577,000 and $591,000 at March 31, 1996 and December 31, 1995, respectively.

During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $558,000 and $576,000 at March 31, 1996 and December 31, 1995, respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1995. The lender has waived compliance with these covenants through December 31, 1996. The lender has waived similar defaults in the past and the Company anticipates that the lender would also waive similar future defaults, although there can be no assurance of such waivers. In the event that waivers could not be obtained, DCA would attempt to refinance these loan agreements.

The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties.
The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which period has elapsed. Accordingly, while no notice has been given, the unpaid principal balance is carried as a current liability. An unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own new dialysis center at that property which commenced treatments in June, 1995. The Company also opened a new dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995. See Note 3.

In July 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leased to Techdyne. The principal balance under this mortgage amounted to $213,000 at December 31, 1995. This loan was paid off through the refinanced Techdyne bank loan agreement which became effective in February 1996.

In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $92,000 and $95,000 at March 31, 1996 and December 1995, respectively.

Since the Company established Viragen in 1980, it had advanced substantial sums to that former subsidiary, spun-off in 1986. In August 1993, the Company and Viragen executed a modified mortgage and promissory note, with interest at prime plus 1%, effective as of June 1, 1993 in the amount of $429,400, which is being amortized over a 20 year term in equal monthly installments with a balloon payment of all remaining unpaid principal and interest due August 1, 1996. In March 1996, Viragen prepaid $165,000 on this note resulting in a gain of approximately $24,000, included in other income as a result of the Company collecting a portion of the previously reserved note balance. Interest is at prime plus 1%. Interest earned under the note amounted to $9,000 for the three months ended March 31, 1996 and for the three months ended March 31, 1995. See
Note 2.

During the first quarter of 1996, the Company sold 310,000 shares of Viragen stock realizing a gain and cash proceeds of $562,000. During 1995, the Company sold 173,000 shares of Viragen common stock, realizing a gain and cash proceeds of $183,000. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at March 31, 1996 have been recorded at an estimated fair value of $2,526,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity.

Techdyne completed a public offering of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants on October 2, 1995, realizing net proceeds of approximately $3,321,000 from which it repaid $1,500,000 of intercompany indebtedness to the Company with the balance of the proceeds to be used to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. As a result of that offering, the Company's ownership in Techdyne decreased from 83.1% to 62.5%. See Note 7.

The bulk of the Company's cash balances are carried in interest yielding vehicles at various rates and mature at different intervals depending on the anticipated cash requirements of the Company.

In November 1995, DCA, the Company's dialysis subsidiary, authorized the declaration of a $1.30 per share dividend for which the Company's portion related to its 99.1% ownership interest in DCA (subsequent to DCA's public offering, approximately a 70% owned subsidiary) amounted to approximately $3,134,000 which was paid by a reduction in the intercompany advances receivable from the Company and the minority interest portion of approximately $29,000 was paid in cash. In October 1995, after receiving a $1,500,000 repayment from Techdyne on intercompany advances, the Company repaid approximately $1,000,000 of its intercompany indebtedness to DCA. DCA completed a public offering of 1,000,000 shares of common stock and 2,000,000 redeemable common stock purchase warrants with an exercise price of $4.50 per share on April 23, 1996. See Note 7.

DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from the public sale of the DCA securities will be adequate.

Given its current level of working capital, Techdyne's refinanced bank loan and the proceeds of DCA's public offering, completed in April 1996, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.

INFLATION

Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. However, in the Company's medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in nursing and other patient care costs.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (11) Statements re: computation of per share earnings

            (27) Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-k

            There were no reports on Form 8-k filed for the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICORE, INC.




                                    By/s/  DENNIS W. HEALEY
                                      -------------------------------------
                                    DENNIS W. HEALEY, Senior Vice
                                    President, Principal Financial Officer
                                    and Treasurer




                                    By/s/  DANIEL R. OUZTS
                                      -------------------------------------
                                    DANIEL R. OUZTS, Vice President/
                                    Finance, Controller and Principal
                                    Accounting Officer


Dated:  May 8, 1996

                                 EXHIBIT INDEX

Exhibit
  No.
- -------

(11)            Statement re: computation of per share earnings

(27)            Financial Data Schedule (for SEC use only)