Form 10-Q
period 1996-06-30
MEDICORE INC
filed 1996-08-13
CIK 8643

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------

Commission file number 1-9167
                       ------

                               MEDICORE, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Florida                                        59-0941551
- ---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)


2337 West 76th Street, Hialeah, Florida                       33016
- --------------------------------------------             ----------------
(Address of principal executive offices)                    (Zip Code)



                                 (305) 558-4000
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      -------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -- 5,456,940 shares as of July 31, 1996.

                        MEDICORE, INC. AND SUBSIDIARIES

                                     INDEX

PART I    --   FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 1996 and June 30, 1995 include the accounts of the Registrant and all its subsidiaries.

Item 1.           Financial Statements

         1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1996 and June 30, 1995.

         2) Consolidated Condensed Balance Sheets as of June 30, 1996 and December 31, 1995.

         3) Consolidated Condensed Statements of Cash Flows for the three months and six months ended June 30, 1996 and June 30, 1995.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   --   OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K

                      PART I  --  FINANCIAL INFORMATION

Item 1.    Financial Statements


CONSOLIDATED CONDENSED STATEMENTS OF INCOME

MEDICORE, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,

                                                           1996         1995        1996          1995
                                                           ----         ----        ----          ----
REVENUES

  Sales                                              $  7,523,999  $ 9,511,393  $15,753,557   $17,085,533
  Gain on securities offering of subsidiary             1,521,127                 1,521,127
  Realized gain on sale of marketable securities          923,817       68,662    1,485,846        68,662
  Other income                                            142,083       75,504      262,863       170,006
  Litigation settlement                                                             139,645
                                                     ------------  -----------  -----------   -----------
                                                       10,111,026    9,655,559   19,163,038    17,324,201
COST AND EXPENSES
  Cost of goods sold                                    6,128,252    7,895,199   12,764,939    13,868,482
  Selling, general and administrative expenses          1,776,842    1,084,277    3,066,132     2,121,194
  Interest expense                                         58,071       62,244      112,990       124,260
                                                     ------------  -----------  -----------   -----------
                                                        7,963,165    9,041,720   15,944,061    16,113,936
                                                     ------------  -----------  -----------   -----------
      INCOME BEFORE INCOME TAXES
      AND MINORITY INTEREST                             2,147,861      613,839    3,218,977     1,210,265

Income tax provision                                      826,783      134,213    1,016,710       274,235
                                                     ------------  -----------  -----------   -----------
      INCOME BEFORE MINORITY
      INTEREST                                          1,321,078      479,626    2,202,267       936,030

Minority interest in (income) loss of consolidated
  subsidiaries                                            (39,752)       8,716     (195,688)       13,236
                                                     ------------  -----------  -----------   -----------
      NET INCOME                                     $  1,281,326  $   488,342  $ 2,006,579   $   949,266
                                                     ============  ===========  ===========   ===========
Net income per share                                 $        .21  $       .09  $       .33   $       .17
                                                     ============  ===========  ===========   ===========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS


MEDICORE, INC. AND SUBSIDIARIES                                               JUNE 30,    DECEMBER 31,
                                                                                1996        1995(A)
                                                                             -----------  ------------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $ 9,994,526   $ 4,836,512
  Marketable securities                                                        2,617,010       855,351
  Short-term investments                                                         127,192       188,954
  Accounts receivable, less allowance of $227,000 at
    June 30, 1996 and $244,000 at December 31, 1995                            4,007,236     3,853,913
  Inventories, less allowance for obsolescence of $207,000 at
    June 30, 1996 and $309,000 at December 31, 1995                            3,133,449     3,872,912
  Current portion of note receivable from Viragen, Inc.                                        146,245
  Prepaid expenses and other current assets                                      634,343       745,192
                                                                             -----------   -----------
                   TOTAL CURRENT ASSETS                                       20,513,756    14,499,079

PROPERTY AND EQUIPMENT
  Land and improvements                                                        1,005,255     1,005,255
  Building and building improvements                                           2,843,337     2,814,785
  Equipment and furniture                                                      5,947,663     5,300,487
  Leasehold improvements                                                         386,178       367,743
                                                                             -----------   -----------
                                                                              10,182,433     9,488,270
  Less accumulated depreciation and amortization                               4,470,740     3,880,549
                                                                             -----------   -----------
                                                                               5,711,693     5,607,721
DEFERRED EXPENSES AND OTHER ASSETS                                               243,878       393,943

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $334,000 at June 30,
  1995 and $311,000 at December 31, 1995.                                        724,079       746,411
                                                                             -----------   -----------
                                                                             $27,193,406   $21,247,154
                                                                             ===========   ===========

MEDICORE, INC. AND SUBSIDIARIES                                JUNE 30,       DECEMBER 31,
                                                                 1996         1995(A)
                                                             ------------     -----------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $ 2,339,547     $ 3,532,971
  Accrued expenses and other current liabilities               1,537,913       1,692,985
  Current portion of long-term debt                              848,000       1,434,000
  Income taxes payable                                           913,386         480,481
  Deferred income taxes                                          994,464         325,033
                                                             -----------     -----------
       TOTAL CURRENT LIABILITIES                               6,633,310       7,465,470

LONG-TERM DEBT                                                 1,603,993         963,980

DEFERRED INCOME TAXES                                          2,142,757       1,564,757

MINORITY INTEREST IN SUBSIDIARIES                              3,671,375       1,498,508

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value authorized 12,000,000 shares;
  issued and outstanding 5,456,940 share at June 30, 1996 and
  5,454,940 shares at December 31, 1995                           54,569          54,549
  Capital in excess of par value                              11,497,720      11,540,953
  Deficit                                                        198,856      (1,807,723)
  Foreign currency translation adjustment                       (231,720)       (237,258)
  Notes receivable from options exercise                                        (326,400)
  Unrealized gain on marketable securities for sale            1,622,546         530,318
                                                             -----------     -----------
       TOTAL STOCKHOLDERS' EQUITY                             13,141,971       9,754,439
                                                             -----------     -----------
                                                             $27,193,406     $21,247,154
                                                             ===========     ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission in March, 1996.

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

MEDICORE, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                                     1996         1995
                                                                                 ------------  ----------
OPERATING ACTIVITIES
  Net income                                                                     $ 2,006,579   $  949,266
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                                  319,063      247,594
       Amortization                                                                   38,269       34,116
       Bad debt expense                                                               80,113       58,024
       Gain on Viragen note collection                                               (29,490)
       Provision for inventory obsolescence                                           65,143      193,760
       Gain on sale of securities                                                 (1,485,846)     (68,662)
       Gain on subsidiary stock offering                                          (1,521,127)
       Minority interest                                                             195,688      (13,236)
       Forgiveness of options exercise notes and accrued interest                    344,871
       Stock compensation                                                              5,560
       Deferred income taxes                                                         578,000
       Increase (decrease) relating to operating activities
        from:
          Accounts receivable                                                       (243,900)  (1,522,129)
          Inventories                                                                656,359   (1,491,753)
          Prepaid expenses and other current assets                                   87,142     (350,944)
          Accounts payable                                                        (1,177,128)   1,486,382
          Accrued expenses and other current liabilities                            (143,570)     451,491
          Income taxes payable                                                       433,929      231,246
                                                                                 -----------   ----------
             Net cash provided by operating activities                               209,655      205,155

INVESTING ACTIVITIES
  Additions to property and equipment, net of minor
    disposals                                                                       (396,448)    (411,080)
  Payments received on note receivable from Viragen, Inc.                            175,735       10,735
  Proceeds from short-term investments                                               188,954      181,230
  Short-term investments                                                            (127,192)    (186,607)
  Proceeds from sale of securities                                                 1,485,846      103,708
  Deferred expenses and other assets                                                 148,630     (173,925)
  Purchase portion of minority interest in subsidiary                                             (15,000)
                                                                                 -----------   ----------
    Net cash provided by (used in) investing activities                            1,475,525     (490,939)

FINANCING ACTIVITIES
  Net proceeds from subsidiary stock offering                                      3,445,158
  Proceeds from long-term borrowings                                                 181,476
  Payments on long-term borrowings                                                  (138,394)    (175,378)
  Deferred financing costs                                                           (14,697)
  Proceeds from exercise of stock options                                              1,300
                                                                                 -----------   ----------
    Net cash provided by (used in) financing activities                            3,474,843     (175,378)
                                                                                 -----------   ----------
Effect of exchange rate fluctuations on cash                                          (2,009)      (6,441)
                                                                                 -----------   ----------
Increase (decrease) in cash and cash equivalents                                   5,158,014     (467,603)
Cash and cash equivalents at beginning of year                                     4,836,512    1,450,260
                                                                                 -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                                           $ 9,994,526   $  982,657
                                                                                 ===========   ==========

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 67.2% owned subsidiary, Dialysis Corporation of America ("DCA") (99.1% prior to DCA's securities offering . See Note 8) and Medicore's 64.3% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne (Scotland)"), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Sale of Stock By Subsidiaries

The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries. See Note 8.

Inventories

Inventories are comprised of the following:


                                                        June 30,    December 31,
                                                          1996          1995
                                                       -----------  ------------
Electronic and mechanical components, net:
Finished goods                                          $  521,515    $  617,851
Work in process                                            429,999       692,964
Raw materials and supplies                               1,627,626     2,202,381
                                                        ----------    ----------
                                                         2,579,140     3,513,196
Medical Supplies                                           554,309       359,716
                                                        ----------    ----------
                                                        $3,133,449    $3,872,912
                                                        ==========    ==========

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --CONTINUED

Business

The Company manufactures and distributes medical products, and through its 80% owned subsidiary All American Medical & Surgical Supply Corp., is engaged in the sale and lease of home healthcare durables, principally in the Northeastern United States. The Company, through its subsidiary, Techdyne, including its wholly-owned subsidiary, Techdyne (Scotland), is an international contract manufacturer of electronic, electro-mechanical and plastic insert injection molded products used by original equipment manufacturers and distributors primarily in the data processing, telecommunication and instrumentation industries. The Company, through DCA (see Note 8), operates three kidney dialysis centers, which are located in Florida and Pennsylvania, and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

Major Customers

A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced.

Sales by Techdyne (Scotland) to its major customer are expected to be substantially reduced commencing in the third quarter of 1996. In addition, Techdyne has experienced the loss of a majority of its sales to one of its major domestic customers for 1995. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --CONTINUED

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

NOTE  2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 1996 and June 30 , 1995 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1995.

NOTE 3--TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 481,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 3--TRANSACTIONS WITH VIRAGEN, INC.--CONTINUED

During the first six months of 1996, the Company sold 470,000 shares of Viragen stock and recognized a gain of approximately $ 1,486,000. During 1995, the Company sold 173,000 shares of Viragen stock and recognized a gain of approximately $183,000. The Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market commencing June 1996 and by the National Quotation Bureau, Inc. prior to that time.

The Company has a second mortgage and related note due from Viragen. Under the terms of this note, the receivable is payable in monthly installments of $1,789, with a final payment of all unpaid principal and interest due August 6, 1996. The note bears interest at 1% over prime. The note balance includes amounts due from Viragen that were previously written off by the Company. At June 30, 1996, the total outstanding note balance was $196,000 which is offset by an allowance of the same amount for amounts previously written off as uncollectable. In March, 1996, Viragen prepaid $165,000 on this note. The Company has recognized gains of approximately $29,000 in the first half of 1996 as a result of collecting a portion of the previously reserved amount and will recognize a gain in the third quarter of 1996 as a result of Viragen repaying the balance due in August 1996. Interest earned on the note amounted to $ 6,000 and $ 15,000 for the three months and six months ended June 30, 1996 and $10,000 and $ 19,000 for the same periods of the preceding year.

The Company has a royalty agreement with Viragen, pursuant to which it receives a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. Royalty payments are due quarterly. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement, will comprise the final payment under the new agreement. Royalty income accrued under the amended agreement amounted to $ 1,000 for the six months ended June 30, 1996 and $16,000 for the same period of the preceding year.

NOTE 4--LONG-TERM DEBT

On February 8, 1996, Techdyne refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this loan as of June 30, 1996 and no amounts have been drawn down on this line as of June 30, 1996.

The bank has also extended two commercial term loans to Techdyne, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with monthly payments of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $703,000 at June 30, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 4--LONG-TERM DEBT--CONTINUED

The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had an outstanding balance of $ 187,000 at June 30, 1996, carries no prepayment penalty and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

The Company has unconditionally guaranteed the payment and performance by Techdyne of the $2,000,000 revolving loan and the two commercial term loans.

A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

Techdyne has a promissory note payable to a local bank of $145,000 at June 30, 1996 and December 31, 1995, with interest payable monthly at prime with the note maturing April 1997.

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

In July, 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. This mortgage had a remaining balance of $579,000 at June 30, 1996 and $591,000 at December 31, 1995. Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $308,000 at June 30, 1996 and $620,000 at December 31, 1995. No amounts were outstanding under this line of credit as of June 30, 1996 or December 31, 1995.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 4--LONG-TERM DEBT--CONTINUED

The Company obtained a $130,000 mortgage on vacant land for possible future expansion in April 1993. The Company received $30,000 cash proceeds from the mortgage with $100,000 representing a noncash financing activity which is a supplemental disclosure as required by SFAS 95. This mortgage had a balance of approximately $ 88,000 at June 30, 1996 and $95,000 at December 31, 1995.

In December 1988, DCA obtained mortgages through November 2003 on its buildings in Lemoyne, Pennsylvania and Easton, Maryland with interest at 1% over the prime rate. The remaining combined principal balance under these mortgages amounted to approximately $540,000 and $576,000 at June 30, 1996 and December 31, 1995, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1995, DCA was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements for DCA. The lender waived these defaults as of December 31, 1995 and waived compliance with these covenants through December 31, 1996.

Other debt includes various capital lease and other financing obligations.
Such new financing obligations, net of down payments, represents a noncash financing activity which is a supplemental disclosure required by SFAS 95.
The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities in Pennsylvania. The initial principal balance was $195,130 after a down payment of $8,870. Monthly payments are $4,435 commencing September 1995, including principal and interest, through 2000 with interest at 12%. The remaining principal balance under this agreement amounted to approximately $169,000 and $185,000 at June 30, 1996 and December 31, 1995, respectively.

The prime rate was 8.25% as of June 30, 1996 and 8.5% as of December 31, 1995.

The carrying amount of borrowings approximate their fair value.

Interest payments on long-term debt amounted to $ 59,000 and $ 116,000 for the three months and six months ended June 30, 1996 and $63,000 and $ 124,000 for the same periods of the preceding year.

NOTE 5 -- INCOME TAXES

At June 30, 1996 and December 31, 1995, the Company had net operating loss carryforwards of approximately $5 million and $5.7 million, respectively, that expire in years 2005 through 2008. The remaining net operating loss carryforwards at June 30, 1996, primarily relate to Techdyne. Techdyne net operating loss carryforwards are only available to offset future Techdyne (US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which will file separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date. DCA likewise will file separate federal and state income tax returns subsequent to its public offering which became effective on April 17, 1996.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $2,053,000 at June 30, 1996 and $1,475,000 December 31, 1995 resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes resulting in a

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 5 -- INCOME TAXES -- CONTINUED

difference between book and tax basis of the Company's investments in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of these subsidiaries. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. A deferred tax liability of approximately $994,000, has been recorded for the unrealized gain on marketable securities. See Note 3.

Other deferred tax liabilities, which total approximately $300,000, result from temporary differences including tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,400,000 result primarily from the net operating loss carryforwards and from temporary differences in book and tax bases of receivables and inventory, which result in related deferred tax assets of approximately $200,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance which amounted to approximately $1,800,000 at June 30, 1996 and $2,209,000 December 31, 1995.

The Company had a domestic income tax expense of approximately $109,000 and $123,000 for the three months and six months ended June 30, 1996 and $15,000 and $40,000 for the same periods of the preceding year.

Techdyne (Scotland) had income tax expense of $140,000 and $316,000 for the three months and six months ended June 30, 1996 and $119,000 and $234,000 for the same periods of the preceding year.

Income tax payments were approximately $ 10,000 for the six months ended June 30, 1996 with no payments during the second quarter of 1996 and $16,000 and $ 43,000 for the three months and six months ended June 30, 1995.

NOTE 6 -- STOCK OPTIONS AND STOCK COMPENSATION

In September 1994, the Company granted options to a consulting firm to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997.

In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholder's Equity section of the balance sheet, with interest at 5.36%. The notes were secured by the 480,000 shares purchased, held in escrow by the Company, with voting rights held by the shareholders until default, if any, under the notes. In June 1996, the Company forgave the balances due under the notes including accrued interest, in accordance with which it recorded approximately $ 344,000 in compensation expense in the second quarter of 1996.

The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options, of which there are currently 807,000 outstanding, as a service award to officers, directors, consultants and certain employees of the Company and certain of its subsidiaries under its 1989 Stock Option Plan. The options are exercisable at $3.00 per share for 10 years and are exercisable 50% on or after the first anniversary date of grant and in full on or after the second anniversary date of grant.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 6 -- STOCK OPTIONS AND STOCK COMPENSATION -- CONTINUED

On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. 2,000 shares under this plan have been issued to the managing director of the Company's European operations for which the Company recorded approximately $6,000 in compensation expense during the second quarter of 1996.

In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options, of which there are currently 222,800 outstanding, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995. Options for 1,300 shares were exercised during the second quarter of 1996.

On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's Board of Directors granted 210,000 options, of which there are currently 203,000 outstanding, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

The Board of Directors of the Company has determined that the fair value of the underlying common stock was not in excess of the exercise price on the date of grant for the stock options granted during 1995 and 1994 and, therefore, no amounts have been charged to operations in connection with any grants of options.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

Upon completion of DCA's public offering in April 1996, DCA retained the representative of the underwriters to provide financial consulting services pertaining to DCA's business, at a monthly fee of $3,000 per month for a period of 18 months which sum was paid in advance upon on the closing of the offering. See Note 8.

In the first quarter of 1996, a temporary worker provided by a temporary personnel agency was injured while working at Techdyne. The worker was insured through the temporary personnel agency. While the full extent of the temporary worker's injuries and the ultimate costs associated with those injuries are not presently known, the Company anticipates that its insurance is adequate to cover any potential claims which might arise.

A litigation initiated by Techdyne in 1994 in the Florida courts has been settled on terms favorable to Techdyne.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 8 -- SUBSIDIARY STOCK OFFERINGS

In October 1995, Techdyne completed a public offering of its securities, providing that subsidiary with net proceeds of approximately $3,321,000 for which the Company recognized a gain of approximately $2,002,000 with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DCA completed a public offering in April 1996 with net proceeds of the offering, including the exercise of the overallotment option for 150,000 units, of approximately $3,445,000 for which the Company has recorded a gain of approximately $1,521,000 with applicable income taxes of $ 578,000, which resulted in a net gain of approximately $943,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Consolidated revenues increased approximately $455,000 (5%) and $ 1,839,000 (11%) for the three months and six months ended June 30, 1996 compared to the same periods of the previous year including a gain of $1,521,000 on DCA's security offering recorded in the second quarter of 1996 and $140,000 from a litigation settlement recorded in the first quarter of 1996 (see Note 8).
Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods (see Note 3).

Techdyne revenues decreased $2,519,000 (29%) and $2,328,000 (15%) for the three months and six months ended June 30,1996 compared to the same periods of the preceding year. Domestic revenues of Techdyne ,which included the litigation settlement during the first quarter of 1996, decreased $3,013,000 (51%) and $4,011,000 (39%) and European-based revenues increased $ 494,000 (18%) and $1,683,000 (32%).

Approximately 74% of Techdyne's consolidated sales and 61% of the Company's consolidated sales for the six months ended June 30, 1996 were made to four customers of which Compaq accounted for 47% and 39% and IBM for 13% and 10%. The other two customers each accounted for less than 10% of Techdyne's and the Company's consolidated sales for the first half of 1996. The loss, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations. Techdyne had sales of $5,653,000 to another major customer for 1995. Sales to that customer for the three months and six months ended June 30, 1996 amounted to approximately $39,000 and $198,000 compared to $2,376,000 and $3,419,000 for the same periods of the preceding year. As a result of a change in the product produced for that customer, and not based on quality or service, Techdyne anticipates a loss of a majority of its sales to that customer during 1996. Techdyne is pursuing new business development efforts to replace these lost sales, although there can be no assurance as to the success of such efforts.

The revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 90% and 89% of the sales of Techdyne (Scotland) for the three months and six months ended June 30, 1996 and 83% and 81% for the same periods of the preceding year. While the Company believes that Techdyne (Scotland) will maintain significant sales to Compaq, the bidding for Compaq orders in Scotland has become more competitive, which the Company anticipates will result in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts to replace significant reductions in Compaq business anticipated beginning in the third quarter of 1996 and to pursue cost reduction efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

Medical product sales revenues increased $68,000 (17%) and $266,000 (31%) for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year. This increase included sales of approximately $55,000 and $221,000 attributable to All American Medical & Surgical Supply Corp., the Company's 80% owned subsidiary which commenced operations in January 1996.

Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $522,000 (115 %) and $974,000 (109%) for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year. This increase primarily resulted from expanded patients and treatments at the Company's new dialysis centers which commenced operations in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $437,000 and $813,000 in sales revenues for the three months and six months ended June 30, 1996 with the new Lemoyne center having revenues of $39,000 for June 1995. Although the new Lemoyne and Wellsboro, Pennsylvania centers are expected to result in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

Cost of goods sold as a percentage of consolidated sales amounted to 81% and 83% of sales revenues for the three months and six months ended June 30, 1996 compared to 81% for the same periods of the preceding year.

Cost of goods sold for Techdyne increased to 86% for the three months and six months ended June 30, 1996 compared with 85% and 84% for the same periods of the preceding year. The increase was largely attributable to the decrease in sales to the major customer noted above which had relatively higher margins.

Cost of goods sold for the medical products division was 74% and 66% for the three months and six months ended June 30, 1996 compared to 63% and 60% for the same periods of the preceding year, which reflects reduced margins on the principal product of the medical supply division and relatively low margins for the Company's new medical durable subsidiary, All American Medical & Surgical Supply Corp.

Cost of medical services sales amounted to 62% and 66% for the three months and six months ended June 30,1996 compared to 73% and 66% for the same periods of the preceding year. Increased efficiencies related to the increased revenues during the second quarter of 1996 were largely responsible for the reduction in cost of medical services during this period.

Selling, general and administrative expenses increased $693,000 and $945,000 for the three months and six months ended June, 30, 1996 compared to same periods of the preceding year. This increase included the Company's two new Pennsylvania dialysis centers and the Company's new 80% owned subsidiary, All American Medical & Surgical Supply Corp. Also included was stock compensation expense during the second quarter of 1996 of approximately $344,000 for forgiveness of notes from option exercises and accrued interest. The Company's stock traded on the American Stock Exchange until June 1996 when it commenced trading on the Nasdaq National Market in connection with which a fee of approximately $30,000 was incurred during the second quarter of 1996.

Interest expense decreased by approximately $4,000 and $11,000 for the three months and six months ended June 30, 1996 compared to the same periods of the previous year as a result of changes in both average outstanding borrowings and average interest rates associated with those borrowings.

The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.25% at June 30, 1996 and 8.5% at December 31, 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $13,880,000 at June 30, 1996, an increase of $6,846,000 during the first half of 1996. The increase reflects net proceeds of DCA's public offering of approximately $3,445,000 and proceeds from sales of Viragen stock of approximately $1,521,000. Also included were an increase of $1,092,000 in the net of tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and a substantial reduction in current debt as a result of Techdyne's bank refinancing and the litigation settlement proceeds.

Included in the changes in components of working capital was an increase of $5,158,000 in cash and cash equivalents, which included net cash provided by operating activities of $ 210,000, net cash provided by investing activities of $1,475,000 (including proceeds of $1,485,000 from the sale of Viragen stock, $176,000 in payments received on the Viragen note receivable, and additions to property plant and equipment of $396,000) and net cash provided by financing activities of $3,475,000 (including proceeds from DCA's securities offering of approximately $3,445,000 and from the bank refinancing of $181,000 and repayments on long-term debt of $138,000).

In February 1996, Techdyne refinanced its bank loan agreement with another Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this credit facility at June 30, 1996 and no amounts have been drawn down on this line of credit as of June 30, 1996. A $712,500 term loan which had a balance of $703,000 at June 30, 1996 is secured by two buildings and land owned by the Company. The second term loan for $200,000 which had a balance of $187,000 at June 30, 1996 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 4.

Techdyne has outstanding borrowing's of $145,000 from a local bank with interest payable monthly and the notes maturing April, 1997. In July 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne. The principal balance under this mortgage amounted to $213,000 at December 31, 1995. This loan was paid off through the refinanced Techdyne bank loan agreement which became effective in February 1996. In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $88,000 and $95,000 at June 30, 1996 and December 1995, respectively.

Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $308,000 at June 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. The Company has decided not to utilize this option for additional funding. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of June 30, 1996 or December 31, 1995. In July, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $579,000 and $591,000 at June 30, 1996 and December 31, 1995, respectively.

During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $540,000 and $576,000 at June 30, 1996 and December 31, 1995, respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1995. The lender has waived compliance with these covenants through December 31, 1996.

The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties.
The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which period has elapsed. Accordingly, while no notice has been given, the unpaid principal balance is carried as a current liability. An unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own new dialysis center at that property which commenced treatments in June, 1995. The Company also opened a new dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995. See Note 4.

The Company has an equipment purchase agreement for kidney dialysis machines for its Pennsylvania facilities which had a remaining principal balance of $169,000 and $185,000 at June 30, 1996 and December 31, 1995, respectively.

Since the Company established Viragen in 1980, it had advanced substantial sums to that former subsidiary, spun-off in 1986. In August 1993, the Company and Viragen executed a modified mortgage and promissory note, with interest at prime plus 1%, effective as of June 1, 1993 in the amount of $429,400, which is being amortized over a 20 year term in equal monthly installments with a balloon payment of all remaining unpaid principal and interest due August 1, 1996. In March 1996, Viragen prepaid $165,000 on this note. The Company has recognized gains of approximately $29,000 in 1996, included in other income, as a result of the Company collecting a portion of the previously reserved note balance. Viragen repaid the remaining balance due in August 1996 which will result in the Company recognizing a gain in the third quarter of 1996.
Interest is at prime plus 1%. Interest earned under the note amounted to $ 6,000 and $15,000 for the three months and six months ended June 30, 1996 and $10,000 and $ 19,000 for the three months and six months ended June 30, 1995. See Note 3.

During the first half of 1996, the Company sold 470,000 shares of Viragen stock realizing a gain and cash proceeds of $1,486,000. During 1995, the Company sold 173,000 shares of Viragen common stock, realizing a gain and cash proceeds of $183,000. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at June 30, 1996 have been recorded at an estimated fair value of $2,617,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity.

Techdyne completed a public offering of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants on October 2, 1995, realizing net proceeds of approximately $3,321,000 from which it repaid $1,500,000 of intercompany indebtedness to the Company with the balance of the proceeds to be used to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. There is a convertible note issued by Techdyne, convertible at $1.75 per share for the balance of intercompany indebtedness due to the Company which amounted to approximately $2,913,000 at June 30, 1996, after $350,000 of the note was converted into 200,000 shares of Techdyne common stock in June 1996. As a result of the offering, the Company's ownership in Techdyne decreased from 83.1% to 62.5% and subsequently increased to 64.3% in June 1996 when the Company converted a portion of its convertible promissory note with Techdyne . In connection with the Techdyne offering, in the fourth quarter of 1995, the Company recognized a gain of approximately $2,002,000, with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. See Note 8.

In November 1995, DCA, the Company's dialysis subsidiary, authorized the declaration of a $1.30 per share dividend for which the Company's portion related to its ownership interest in DCA amounted to approximately
$3,134,000 which was paid by a reduction in the intercompany advances receivable from the Company and the minority interest portion of approximately $29,000 was paid in cash. In October 1995, after receiving a $1,500,000 repayment from Techdyne on intercompany advances, the Company repaid approximately $1,000,000 of its intercompany indebtedness to DCA. In the second quarter of 1996, DCA completed a public offering of 1,000,000 units at $3.75 each, with each unit including one share of common stock and two redeemable common stock purchase warrants, with the underwriters'
overallotment option for 150,000 units having also been exercised, realizing net proceeds of approximately $3,445,000. In connection with the DCA offering, in the second quarter of 1996, the Company recognized a gain of approximately $1,521,000, with applicable income taxes of $578,000, which resulted in a net gain of approximately $943,000. As a result of the offering,
the Company's ownership in DCA decreased from 99.1% to 67.2%.   See Note 8.

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

                          PART II -- OTHER INFORMATION

Item 4. Results of Votes of Security Holders

        On June 5, 1996, the Company held its annual shareholders meeting to elect one member, Peter D. Fischbein, to the Class I members of the Board of Directors to serve for a three year term until the annual meeting of shareholders in 1999. Mr. Fischbein received 4,922,793 votes for his election, with 10,596 votes against, 12,235 abstentions and no broker non-votes. The Class 2 director, Anthony C. D'Amore, continues to serve as a director until the 1997 annual shareholders meeting, and the Class 3 directors, Thomas K. Langbein and Seymour Friend, continue to serve until the 1998 annual shareholders meeting.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Part I Exhibits

                (11)  Statements re: computation of per share earnings

            Part II Exhibits

                None

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDICORE, INC.


                                     By /s/  DANIEL R. OUZTS
                                        ----------------------------------
                                        DANIEL R. OUZTS, Vice President/
                                        Finance, Controller and Principal
                                        Accounting Officer


Dated:  August 9, 1996

                                 EXHIBIT INDEX

Exhibit
  No.
- -------

(11)              Statement re: computation of per share earnings

(27)              Financial Data schedule (for SEC use only)