Form 10-Q
period 1996-09-30
MEDICORE INC
filed 1996-11-13
CIK 8643

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 1-9167
                       ------

                               MEDICORE, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   Florida                                    59-0941551
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)

2337 West 76th Street, Hialeah, Florida                          33016
----------------------------------------                  -------------------
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

Yes [x] or No [ ]

Common Stock Outstanding

    Common Stock, $.01 par value --5,456,940 shares as of October 31, 1996.

                        MEDICORE, INC. AND SUBSIDIARIES

                                     INDEX

PART I -- FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1996 and September 30, 1995 include the accounts of the Registrant and all its subsidiaries.

Item 1.          Financial Statements

         1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1996 and September 30, 1995.

         2) Consolidated Condensed Balance Sheets as of September 30, 1996 and December 31, 1995.

         3) Consolidated Condensed Statements of Cash Flows for the three months and nine months ended September 30, 1996 and September 30, 1995.

         4) Notes to Consolidated Condensed Financial Statements as of September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                       PART I  --  FINANCIAL INFORMATION

Item 1.          Financial Statements


CONSOLIDATED CONDENSED STATEMENTS OF INCOME

MEDICORE, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,

                                                             1996             1995             1996             1995
                                                             ----             ----             ----             ----
REVENUES
  Sales                                                   $6,633,610       $9,094,828      $22,387,167      $26,180,361
  Gain on securities offering of subsidiary                                                  1,521,127
  Realized gain on sale of marketable securities             307,834           97,080        1,793,680          165,742
  Other income                                               373,986           63,161          636,849          233,167
  Litigation settlement                                                                        139,645
                                                          ----------       ----------      -----------      -----------
                                                           7,315,430        9,255,069       26,478,468       26,579,270

COST AND EXPENSES
  Cost of goods sold                                       5,345,390        7,487,805       18,110,329       21,356,287
  Selling, general and administrative expenses             1,406,694        1,106,264        4,472,826        3,227,458
  Interest expense                                            56,021           60,838          169,011          185,098
                                                          ----------       ----------      -----------      -----------
                                                           6,808,105        8,654,907       22,752,166       24,768,843
                                                          ----------       ----------      -----------      -----------

      INCOME BEFORE INCOME TAXES
        AND MINORITY INTEREST                                507,325          600,162        3,726,302        1,810,427

Income tax provision                                         108,679          173,268        1,125,389          447,503
                                                          ----------       ----------      -----------      -----------

      INCOME BEFORE MINORITY
        INTEREST                                             398,646          426,894        2,600,913        1,362,924

Minority interest in (income) loss of consolidated
  subsidiaries                                               (65,540)         (56,952)        (261,228)         (43,716)
                                                          ----------       ----------      -----------      -----------

      NET INCOME                                          $  333,106       $  369,942      $ 2,339,685      $ 1,319,208
                                                          ----------       ----------      -----------      -----------

Net income per share                                      $      .06       $      .06      $       .39      $       .23
                                                          ==========       ==========      ===========      ===========
                                                                                                            $       .22
                                                                                                            ===========



See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
MEDICORE, INC. AND SUBSIDIARIES

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1996               1995(A)
                                                                           -------------        ------------
                                                                            (Unaudited)
                               ASSETS
Current Assets:
  Cash and cash equivalents                                                 $ 9,456,016         $ 4,836,512
  Marketable securities                                                       1,571,390             855,351
  Short-term investments                                                        129,472             188,954
  Accounts receivable, less allowance of $254,000 at
    September 30, 1996 and $244,000 at December 31, 1995                      3,751,968           3,853,913
  Inventories, less allowance for obsolescence of $134,000 at
    September 30, 1996 and $309,000 at December 31, 1995                      3,603,768           3,872,912
  Current portion of note receivable from Viragen, Inc.                                             146,245
  Prepaid expenses and other current assets                                     705,034             745,192
                                                                            -----------         -----------
          Total current assets                                               19,217,648          14,499,079
Property and Equipment
  Land and improvements                                                       1,006,455           1,005,255
  Building and building improvements                                          2,873,559           2,814,785
  Equipment and furniture                                                     6,025,630           5,300,487
  Leasehold improvements                                                        388,778             367,743
                                                                            -----------         -----------
                                                                             10,294,422           9,488,270
  Less accumulated depreciation and amortization                              4,601,106           3,880,549
                                                                            -----------         -----------
                                                                              5,693,316           5,607,721

Deferred expenses and other assets                                              267,796             393,943
Costs in excess of net tangible assets acquired, less accumulated amortization of $345,000 at September 30, 1995 and $311,000
  at December 31, 1995.                                                         712,913             746,411
                                                                            -----------         -----------
                                                                            $25,891,673         $21,247,154
                                                                            ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                          $ 2,507,552         $ 3,532,971
  Accrued expenses and other current liabilities                              1,075,260           1,692,985
  Current portion of long-term debt                                             834,000           1,434,000
  Income taxes payable                                                          540,032             480,481
  Deferred income taxes                                                         597,128             325,033
                                                                            -----------         -----------
          Total current liabilities                                           5,553,972           7,465,470

Long-term debt                                                                1,562,595             963,980
Deferred income taxes                                                         2,143,336           1,564,757
Minority interest in subsidiaries                                             3,794,714           1,498,508

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value authorized 12,000,000 shares;
   issued and outstanding 5,456,940 shares at September 30, 1996
   and 5,454,940 shares at December 31, 1995                                     54,569              54,549
  Capital in excess of par value                                             11,493,753          11,540,953
  Retained earnings (deficit)                                                   531,962          (1,807,723)
  Foreign currency translation adjustment                                      (217,490)           (237,258)
  Notes receivable from options exercise                                                           (326,400)
  Unrealized gain on marketable securities for sale                             974,262             530,318
                                                                            -----------         -----------
          TOTAL STOCKHOLDERS' EQUITY                                         12,837,056           9,754,439
                                                                            -----------         -----------
                                                                            $25,891,673         $21,247,154
                                                                            ===========         ===========


(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission in March, 1996.

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

MEDICORE, INC. AND SUBSIDIARIES
(UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                             1996               1995
                                                                             ----               ----
OPERATING ACTIVITIES
  Net income                                                              $2,339,685         $1,319,208
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                           484,932            384,000
      Amortization                                                            58,736             52,604
      Bad debt expense                                                       127,290             65,772
      Gain on Viragen note collection                                       (227,703)
      Provision for inventory obsolescence                                    32,367            237,000
      Gain on sale of securities                                          (1,793,680)          (165,742)
      Gain on subsidiary stock offering                                   (1,521,127)
      Minority interest                                                      261,228             43,716
      Forgiveness of options exercise notes and accrued interest             344,871
      Stock compensation                                                       5,560
      Deferred income taxes                                                  578,000
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                                  (34,036)          (590,495)
        Inventories                                                          230,688           (889,053)
        Prepaid expenses and other current assets                             19,817           (318,200)
        Accounts payable                                                  (1,018,724)           558,983
        Accrued expenses and other current liabilities                      (609,447)           372,123
        Income taxes payable                                                  59,823            106,340
                                                                          ----------         ----------
          Net cash (used in) provided by operating activities               (661,720)         1,176,256

INVESTING ACTIVITIES
  Additions to property and equipment, net of minor disposals               (550,318)          (878,775)
  Payments received on note receivable from Viragen, Inc.                    373,948             16,103
  Proceeds from short-term investments                                       285,146            272,737
  Short-term investments                                                    (225,664)          (280,461)
  Proceeds from sale of securities                                         1,793,680            200,788
  Deferred expenses and other assets                                         115,462           (237,329)
  Purchase portion of minority interest in subsidiary                                           (15,000)
                                                                          ----------         ----------
    Net cash provided by (used in) investing activities                    1,792,254           (921,937)

FINANCING ACTIVITIES
  Net proceeds from subsidiary stock offering                              3,445,158
  Proceeds from long-term borrowings                                         181,476
  Payments on long-term borrowings                                          (201,097)          (324,073)
  Deferred financing costs                                                   (14,452)            (9,950)
  Proceeds from exercise of stock options                                     53,000
  Dividend payment to minority shareholder                                    (6,107)
                                                                          ----------         ----------
    Net cash provided by (used in) financing activities                    3,457,978           (334,023)
Effect of exchange rate fluctuations on cash                                  30,992              2,147
                                                                          ----------         ----------
Increase (decrease) in cash and cash equivalents                           4,619,504            (77,557)
Cash and cash equivalents at beginning of year                             4,836,512          1,450,260
                                                                          ----------         ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $9,456,016         $1,372,703
                                                                          ----------         ----------

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996
                                 (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 67.2% owned subsidiary, Dialysis Corporation of America ("DCA") (99.1% prior to DCA's securities offering. See Note 8) and Medicore's 63.6% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne (Scotland)"), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Sale of Stock By Subsidiaries

The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries. See Note 8.

Inventories

  Inventories are comprised of the following:

                                                September 30,    December 31,
                                                    1996             1995
                                                -------------    ------------
Electronic and mechanical components, net:

Finished goods                                   $  604,032       $  617,851
Work in process                                     335,199          692,964
Raw materials and supplies                        2,093,827        2,202,381
                                                 ----------       ----------
                                                  3,033,058        3,513,196
Medical Supplies                                    570,710          359,716
                                                 ----------       ----------
                                                 $3,603,768       $3,872,912
                                                 ==========       ==========

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

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

Sales by Techdyne (Scotland) to its major customer are substantially reduced commencing in the third quarter of 1996. In addition, Techdyne has experienced the loss of a majority of its sales to one of its major domestic customers for 1995. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Medical services revenues, which represent revenues of DCA, the Company's dialysis division, are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

Medical products revenues, which represent medical supply and durable medical equipment sales, are highly dependent, in the durable equipment division, on payments received under Medicare and Medicaid and, therefore, are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material adverse effect on the Medical Products Division.

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

NOTE  2 -- INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 1996 and September 30, 1995 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE  2 -- INTERIM ADJUSTMENTS -- CONTINUED

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1995.

NOTE 3 -- TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 412,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991.

During the first nine months of 1996, the Company sold approximately 539,000 shares of Viragen stock and recognized a gain of approximately $1,794,000. During 1995, the Company sold 173,000 shares of Viragen stock and recognized a gain of approximately $183,000. The Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market commencing September 1996 and by the National Quotation Bureau, Inc. prior to that time.

The Company had a second mortgage and related note due from Viragen. Under the terms of this note, the receivable was payable in monthly installments of $1,789, with a final payment of all unpaid principal and interest due August 6, 1996. The note bore interest at 1% over prime. The note balance included amounts due from Viragen that were previously written off by the Company. In March, 1996, Viragen prepaid $165,000 on this note. The Company recognized a gain of approximately $29,000 in the first half of 1996 as a result of collecting a portion of the previously reserved amount and recognized a gain in the third quarter of 1996 of $198,000 as a result of Viragen repaying the balance which had been offset by an allowance for amounts previously written-off as uncollectible. Interest earned on the note amounted to $14,000 for the nine months ended September 30, 1996 and $13,000 and $31,000 for the three months and nine months ended September 30, 1995.

The Company has a royalty agreement with Viragen, pursuant to which it receives a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. Royalty payments are due quarterly. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement, will comprise the final payment under the new agreement. Royalty income accrued under the amended agreement amounted to $1,000 for the nine months ended September 30, 1996 and $21,000 for the same period of the preceding year.

NOTE 4 -- LONG-TERM DEBT

On February 8, 1996, Techdyne refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this loan as of September 30, 1996 and no amounts have been drawn down on this line as of September 30, 1996.

The bank has also extended two commercial term loans to Techdyne, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with monthly payments of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $697,000 at September 30, 1996 has a

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT -- CONTINUED

prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had an outstanding balance of $177,000 at September 30, 1996, carries no prepayment penalty and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

The Company has unconditionally guaranteed the payment and performance by Techdyne of the $2,000,000 revolving loan and the two commercial term loans.

A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

Techdyne has a promissory note payable to a local bank of $145,000 at September 30, 1996 and December 31, 1995, with interest payable monthly at prime with the note maturing April 1997.

In October 1994, the Company obtained a $230,000 mortgage to refinance a mortgage note and a second mortgage note secured by land and building leased to Techdyne which represents a noncash financing activity and is a supplemental disclosure required by FAS 95. This mortgage had a remaining balance of $213,000 at December 31, 1995. As part of Techdyne's bank loan refinancing, the balance of this mortgage was paid off.

In October, 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. This mortgage had a remaining balance of $575,000 at September 30, 1996 and $591,000 at December 31, 1995. Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $312,000 at September 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. No amounts were outstanding under this line of credit as of September 30, 1996 or December 31, 1995.

The Company obtained a $130,000 mortgage on vacant land for possible future expansion in April 1993. The Company received $30,000 cash proceeds from the mortgage with $100,000 representing a noncash financing activity which is a supplemental disclosure as required by FAS 95. This mortgage had a balance of approximately $86,000 at September 30, 1996 and $95,000 at December 31, 1995.

In December 1988, DCA obtained mortgages through November 2003 on its buildings in Lemoyne, Pennsylvania and Easton, Maryland with interest at 1% over the prime rate. The remaining combined principal balance under these mortgages amounted to approximately $522,000 and $576,000 at September 30, 1996 and December 31, 1995, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1995, DCA was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements for DCA. The lender waived these defaults as of December 31, 1995 and waived compliance with these covenants through December 31, 1996.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT -- CONTINUED

Other debt includes various capital lease and other financing obligations.
Such new financing obligations, net of down payments, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities in Pennsylvania. The initial principal balance was $195,130 after a down payment of $8,870. Monthly payments are $4,435 commencing September 1995, including principal and interest, through 2000 with interest at 12%. The remaining principal balance under this agreement amounted to approximately $161,000 and $185,000 at September 30, 1996 and December 31, 1995, respectively.

The prime rate was 8.25% as of September 30, 1996 and 8.5% as of December 31, 1995.

The carrying amount of borrowings approximate their fair value.

Interest payments on long-term debt amounted to $ 54,000 and $ 170,000 for the three months and nine months ended September 30, 1996 and $60,000 and $184,000 for the same periods of the preceding year.

NOTE 5 -- INCOME TAXES

At September 30, 1996 and December 31, 1995, the Company had net operating loss carryforwards of approximately $5 million and $5.7 million, respectively, that expire in years 2005 through 2008. The remaining net operating loss carryforwards at September 30, 1996, primarily relate to Techdyne. Techdyne net operating loss carryforwards were only available to offset future Techdyne
(US) taxable income subsequent to its public offering completed on October 2, 1995. Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date. DCA likewise will file separate federal and state income tax returns subsequent to its public offering which became effective on April 17, 1996.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $2,053,000 at September 30, 1996 and $1,475,000 December 31, 1995 resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investments in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of these subsidiaries. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. A deferred tax liability of approximately $597,000, has been recorded for the unrealized gain on marketable securities. See Note 3.

Other deferred tax liabilities, which total approximately $ 300,000, result from temporary differences including tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $2,200,000 result primarily from the net operating loss carryforwards and from temporary differences in book and tax bases of receivables and inventory, which result in related deferred tax assets of approximately $300,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance which amounted to approximately $ 1,800,000 at September 30, 1996 and $2,209,000 December 31, 1995.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 5 -- INCOME TAXES -- CONTINUED

The Company had a domestic income tax expense of approximately $120,000 and $821,000 for the three months and nine months ended September 30, 1996, including deferred taxes of $578,000 in the second quarter of 1996 on the Dialysis Corporation of America stock offering (see Note 8), and $36,000 and $77,000 for the same periods of the preceding year.

Techdyne (Scotland) had income tax expense (benefit) of $(12,000) and $304,000 for the three months and nine months ended September 30, 1996 and $137,000 and $371,000 for the same periods of the preceding year.

Income tax payments were approximately $487,000 and $497,000 for the three months and nine months ended September 30, 1996 and $272,000 for the three months and nine months ended September 30, 1995.

NOTE 6 -- STOCK OPTIONS AND STOCK COMPENSATION

In September 1994, the Company granted options to a consulting firm to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997.

In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholder's Equity section of the balance sheet, with interest at 5.36%. The notes were secured by the 480,000 shares purchased, held in escrow by the Company, with voting rights held by the shareholders until default, if any, under the notes. In September 1996, the Company forgave the balances due under the notes including accrued interest, in accordance with which it recorded approximately $ 344,000 in compensation expense in the second quarter of 1996.

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

In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options, of which there are 179,200 outstanding as of September 30, 1996, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share. Options for 400 shares were exercised in the fourth quarter of 1995. Options for 400 shares were exercised in the fourth quarter of 1995, options for 1300 shares were exercised during the second quarter of 1996, and options for 44,200 shares were exercised in the third quarter of 1996.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's Board of Directors granted 210,000 options, of which there are 197,000 outstanding as of September 30, 1996 to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. In August 1995, DCA's Board granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

The Board of Directors of the Company has determined that the fair value of the underlying common stock was not in excess of the exercise price on the date of grant for stock options granted and, therefore, no amounts have been charged to operations in connection with any grants of options.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

Upon completion of DCA's public offering in April 1996, DCA retained the representative of the underwriters to provide financial consulting services pertaining to DCA's business, at a monthly fee of $3,000 per month for a period of 18 months, which sum was paid in advance upon on the closing of the offering. See Note 8.

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

NOTE 8 -- SUBSIDIARY STOCK OFFERINGS

In October 1995, Techdyne completed a public offering of its securities providing that subsidiary with net proceeds of approximately $3,321,000 for which the Company recognized a gain of approximately $2,002,000 with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DCA completed a public offering in April 1996, with net proceeds of the offering, including the exercise of the overallotment option for 150,000 units, of approximately $3,445,000 for which the Company has recorded a gain of approximately $1,521,000 with applicable income taxes of $ 578,000, which resulted in a net gain of approximately $943,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated revenues decreased approximately $1,940,000 (21%) and $100,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the previous year including a gain of $1,521,000 on DCA's security offering recorded in the second quarter of 1996 and $140,000 from a litigation settlement recorded in the first quarter of 1996 (see Notes 7 and 8). Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods (see Note 3). Techdyne revenues decreased $2,755,000 (34%) and $5,083,000 (22%) for the three months and nine months ended September 30,1996 compared to the same periods of the preceding year. Domestic revenues of Techdyne ,which included a litigation settlement during the first quarter of 1996, decreased $1,054,000 (22%) and $5,065,000 (34%) and European-based revenues decreased $1,701,000 (52%) and $18,000 for the three months and nine months ended September 30, 1996, compared to the same periods of the preceding year.

Approximately 67% of Techdyne's consolidated sales and 54% of the Company's consolidated sales for the nine months ended September 30, 1996 were made to four customers of which Compaq accounted for 22% and 18% and IBM for 14% and 11%. The other two customers each accounted for less than 10% of Techdyne's and the Company's consolidated sales. The loss, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations. Techdyne had sales of $5,653,000 to another major customer for 1995. Sales to that customer for the three months and nine months ended September 30, 1996 amounted to approximately $28,000 and $226,000 compared to $1,832,000 and $5,250,000 for the same periods of the preceding year. As a result of a change in the product produced for that customer, and not based on quality or service, Techdyne anticipates a loss of a majority of its sales to that customer during 1996. Techdyne is pursuing new business development efforts to replace these lost sales, although there can be no assurance as to the success of such efforts

The revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 74% and 86% of the sales of Techdyne (Scotland) for the three months and nine months ended September 30, 1996 and 87% and 83% for the same periods of the preceding year. While the Company believes that Techdyne (Scotland) will maintain significant sales to Compaq, the bidding for Compaq orders in Scotland has become more competitive, which the Company anticipates will result in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts to replace significant reductions in Compaq business beginning in the third quarter of 1996 and to pursue cost reduction efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

Medical product sales revenues increased $36,000 (9%) and $303,000 (24%) for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year. This increase included sales of approximately $32,000 and $253,000 attributable to All American Medical & Surgical Supply Corp., the Company's 80% owned subsidiary which commenced operations in January 1996.

Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $298,000 (44%) and $1,271,000 (81%) for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year. This increase primarily resulted from expanded patients and treatments at the Company's new dialysis centers which commenced operations in Lemoyne, Pennsylvania in September 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $487,000 and $1,300,000 in sales revenues for the three months and nine months ended September 30, 1996 with the new Lemoyne center having revenues of $186,000 and $224,000 for the three months and nine months ended September 30, 1995. Although the new Lemoyne and Wellsboro, Pennsylvania centers are expected to result in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

Cost of goods sold as a percentage of consolidated sales remained relatively stable, amounting to 81% of sales revenues for the three months and nine months ended September 30, 1996 compared to 82% for the same periods of the preceding year.

Cost of goods sold for Techdyne remained relatively stable, amounting to 85% for the three months and nine months ended September 30, 1996 compared with 85% and 84% for the same periods of the preceding year.

Cost of goods sold for the medical products division was 64% and 65% for the three months and nine months ended September 30, 1996 compared to 58% and 60% for the same periods of the preceding year, which reflects reduced margins on the principal product of the medical supply division and relatively low margins for the Company's new medical durable subsidiary, All American Medical & Surgical Supply Corp.

Cost of medical services sales were relatively stable amounting to 66% for the three months and nine months ended September 30, 1996 compared to 67% and 66% for the same periods of the preceding year.

Selling, general and administrative expenses increased $300,000 and $1,245,000 for the three months and nine months ended September, 30, 1996 compared to same periods of the preceding year. This increase included the Company's two new Pennsylvania dialysis centers and the Company's new 80% owned subsidiary, All American Medical & Surgical Supply Corp. Also included was stock compensation expense during the second quarter of 1996 of approximately $344,000 for forgiveness of notes from option exercises and accrued interest. The Company's stock traded on the American Stock Exchange until September 1996 when it commenced trading on the Nasdaq National Market in connection with which a fee of approximately $30,000 was incurred during the second quarter of 1996.

Interest expense decreased by approximately $5,000 and $16,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the previous year as a result of changes in both average outstanding borrowings and average interest rates associated with those borrowings.

The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.25% at September 30, 1996 and 8.5% at December 31, 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $13,664,000 at September 30, 1996, an increase of $6,630,000 during the nine months of 1996. The increase reflects net proceeds of DCA's public offering of approximately $3,445,000 and proceeds from sales of Viragen stock of approximately $1,794,000. Also included were an increase of $444,000 in the net of tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and a substantial reduction in current debt as a result of Techdyne's bank refinancing and the litigation settlement proceeds.

Included in the changes in components of working capital was an increase of $4,620,000 in cash and cash equivalents, which included net cash used in operating activities of $662,000, net cash provided by investing activities of $1,792,000 (including proceeds of $1,794,000 from the sale of Viragen stock, $374,000 in payments received on the Viragen note receivable, and additions to property plant and equipment of $550,000) and net cash provided by financing activities of $3,458,000 (including proceeds from DCA's securities offering of approximately $3,445,000 and from the bank refinancing of $181,000 and repayments on long-term debt of $201,000).

In February 1996, Techdyne refinanced its bank loan agreement with another Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this credit facility at September 30, 1996 and no amounts have been drawn down on this line of credit as of September 30, 1996. A $712,500 term loan which had a balance of $697,000 at September 30, 1996 is secured by two buildings and land owned by the Company. The second term loan for $200,000 which had a balance of $177,000 at September 30, 1996 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 4.

Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April, 1997. In October 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne. The principal balance under this mortgage amounted to $213,000 at December 31, 1995. This loan was paid off through the refinanced Techdyne bank loan agreement which became effective in February 1996. In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $86,000 and $95,000 at September 30, 1996 and December 1995, respectively.

Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $312,000 at September 30, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31,1995. The Company has decided not to utilize this option for additional funding. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of September 30, 1996 or December 31, 1995. In October, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $575,000 and $591,000 at September 30, 1996 and December 31, 1995, respectively.

During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $522,000 and $576,000 at September 30, 1996 and December 31, 1995, respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1995. The lender has waived compliance with these covenants through December 31, 1996.

The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties.
The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which period has elapsed. Accordingly, while no notice has been given, the unpaid principal balance is carried as a current liability. An unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own new dialysis center at that property which commenced treatments in September, 1995. The Company also opened a new dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995. See Note 4.

The Company has an equipment purchase agreement for kidney dialysis machines for its Pennsylvania dialysis facilities which had a remaining principal balance of $161,000 and $185,000 at September 30, 1996 and December 31, 1995, respectively. See Note 3.

Since the Company established Viragen in 1980, it had advanced substantial sums to that former subsidiary, spun-off in 1986. In August 1993, the Company and Viragen executed a modified mortgage and promissory note, with interest at prime plus 1%, effective as of September 1, 1993 in the amount of $429,400, which was amortized over a 20 year term in equal monthly installments with a balloon payment of all remaining unpaid principal and interest due August 1, 1996. In March 1996, Viragen prepaid $165,000 on this note. The Company recognized gains of approximately $29,000 in the first half of 1996, included in other income, as a result of the Company collecting a portion of the previously reserved note balance. Viragen repaid the remaining balance which had been offset by an allowance for amounts previously written off as uncollectible which resulted in the Company recognizing a gain of $198,000 in the third quarter of 1996. Interest was at prime plus 1%. Interest earned under the note amounted to $14,000 for the nine months ended September 30, 1996 and $13,000 and $31,000 for the three months and nine months ended September 30, 1995. See Note 3.

During the first nine months of 1996, the Company sold 539,000 shares of Viragen stock realizing a gain and cash proceeds of $1,794,000. During 1995, the Company sold 173,000 shares of Viragen common stock, realizing a gain and cash proceeds of $183,000. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at September 30, 1996 have been recorded at an estimated fair value of $1,571,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity.

Techdyne completed a public offering of 1,000,000 shares of common stock and 1,000,000 common stock purchase warrants on October 2, 1995, realizing net proceeds of approximately $3,321,000 from which it repaid $1,500,000 of intercompany indebtedness to the Company with the balance of the proceeds to be used to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. There is a convertible note issued by Techdyne, convertible at $1.75 per share for the balance of intercompany indebtedness due to the Company which amounted to approximately $2,955,000 with $350,000 of the note converted into 200,000 shares of Techdyne common stock in June 1996. As a result of the offering, the Company's ownership in Techdyne decreased from 83.1% to 62.5% and is presently 63.6%. In connection with the Techdyne offering, in the fourth quarter of 1995, the Company recognized a gain of approximately $2,002,000, with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. See Note 8.

In November 1995, DCA, the Company's dialysis subsidiary, authorized the declaration of a $1.30 per share dividend for which the Company's portion related to its ownership interest in DCA amounted to approximately $3,134,000 which was paid by a reduction in the intercompany advances receivable from the Company and the minority interest portion of approximately $29,000 was paid in cash. In October 1995, after receiving a $1,500,000 repayment from Techdyne on intercompany advances, the Company repaid approximately $1,000,000 of its intercompany indebtedness to DCA. In the second quarter of 1996, DCA completed a public offering of 1,000,000 units at $3.75 each, with each unit including one share of common stock and two redeemable common stock purchase warrants, with the underwriters' overallotment option for 150,000 units having also been exercised, realizing net proceeds of approximately $ 3,445,000. In connection with the DCA offering, in the second quarter of 1996, the Company recognized a gain of approximately $1,521,000, with applicable income taxes of $578,000, which resulted in a net gain of approximately $943,000. As a result of the offering, the Company's ownership in DCA decreased from 99.1% to 67.2%. See
Note 8.

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

Dialysis Corporation of America has entered into agreements for medical directors, and is negotiating building leases and construction contracts for two new dialysis centers which it intends to establish, one in New Jersey and one in Pennsylvania. It is anticipated that the new centers would become operational in the second quarter of 1997. Development of new centers is estimated to cost from $600,000 to $750,000 per dialysis center; including working capital requirements. After the new centers commence operations, during their developmental stage, they are expected to adversely affect the Company's results of operations.

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

                 (a)      Exhibits

                          Part I Exhibits

                                  (11) Statements re: computation of per share earnings

                                  (27)  Financial Data Schedule (for SEC use
                                        only)

                          Part II Exhibits

                                  None

                 (b)      Reports on Form 8-K

                          There were no reports on Form 8-k filed for the
quarter ended September 30, 1996.

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


Dated November 8, 1996

                                 EXHIBIT INDEX

Exhibit
  No.

(11)             Statement re: computation of per share earnings

(27)             Financial Data Schedule (for SEC use only)