Form 10-K405
period 1996-12-31
MEDICORE INC
filed 1997-03-31
CIK 8643

 -------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For the transition period from____________ to__________

Commission file number 0-6906
                       ------

                                 MEDICORE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                           59-0941551
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

             2337 WEST 76TH STREET, HIALEAH, FLORIDA         33016
             ---------------------------------------         -----
            (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (305) 558-4000
                                                           --------------
                              Securities registered
                     pursuant to Section 12(b) of the Act:
                                      None

                              Securities registered
                     pursuant to Section 12(g) of the Act:


                               Title of each class
                               -------------------
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 18, 1997 was approximately $14,291,000.

     As of March 18, 1997 the Company had outstanding 5,456,940 shares of common stock.
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on June 11, 1997

     Annual Reports, Forms 10-K, for the years ended December 31, 1980, 1981, 1985, 1988 to 1990, and 1992 to 1995, Part IV, Exhibits.

     Annual Reports for Registrant's Subsidiary, Techdyne, Inc., Forms 10-K for the years ended December 31, 1987, 1988, and 1990 to 1991, Part IV, Exhibits.

     Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the year ended December 31, 1996, Part IV, Exhibits.

     Registration Statement of Registrant's Subsidiary, Techdyne, Inc., Form S-3, Effective December 11, 1996, Registration No. 333-15371, Part II, Item 16, Exhibits.

                                MEDICORE, INC.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1996

                                                                         Page
                                                                         ----
                                   PART I

Item 1   Business.........................................................   1

Item 2   Properties.......................................................  11

Item 3   Legal Proceedings................................................  15

Item 4   Submission of Matters to a Vote
         of Security Holders .............................................  15

                                   PART II

Item 5   Market for the Registrant's Common Equity
         and Related Stockholder Matters..................................  16

Item 6   Selected Financial Data..........................................  17

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations ......................................................  18

Item 8   Financial Statements and
         Supplementary Data ..............................................  26

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure ............................................  26


                                      PART III

Item 10. Directors and Executive Officers
         of the Registrant ...............................................  26

Item 11. Executive Compensation ..........................................  28

Item 12. Security Ownership of Certain
         Beneficial Owners and Management ................................  28

Item 13. Certain Relationships and Related
         Transactions ....................................................  28

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K ........................................................  29

                                     PART I

ITEM 1.  BUSINESS

Historical

     Medicore, Inc. ("Medicore"), incorporated in Florida in 1961, manufactures and distributes medical products, and through its 95% owned subsidiary, All American Medical & Surgical Supply Corporation, which commenced operations in January 1996, has been engaged in the sale and lease of home healthcare durables. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding shutdown of All American. Medicore is an international contract manufacturer of electronic, electro-mechanical and plastic insert and injection molded products primarily for the data processing, telecommunications and instrumentation industries through its 63.5% owned public subsidiary, Techdyne, Inc. ("Techdyne"), includ-ing its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne (Scotland)") and Techdyne Livingston Limited which is a subsidiary of Techdyne (Scotland).Medicore also owns and operates three kidney dialysis centers through its 67.2% owned public subsidiary Dialysis Corporation of America ("DCA").

     Medicore and its subsidiaries are collectively hereinafter referred to as the "Company."

     The Company's executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Its telephone number in Florida is (305) 558-4000 and in New Jersey is
(201) 288-8220.


               Financial Information Relating to Industry Segments

                                                                                    Year Ended December 31,
                                                                           -------------------------------------------
Revenues                                                                       1996            1995           1994
--------                                                                   ------------    ------------    -----------
Electro-mechanical .....................................................   $24,434,180     $30,424,358     $20,535,683
Medical products .......................................................     2,012,498       1,702,042       1,557,993
Medical services .......................................................     4,136,970       2,469,372       2,024,589
Earned at corporate level ..............................................     4,517,673       2,413,790         735,759
Elimination of intersegment revenues:
 Parent company real estate rental
  charges to electro-mechanical manufacturing ..........................      (103,450)       (130,000)       (130,000)
 Electro-mechanical manufacturing
  sales to medical services ...........................................       (278,465)       (219,482)       (172,331)
                                                                           -----------     -----------     -----------
      Total Revenues ..................................................    $34,719,406     $36,660,080     $24,551,693
                                                                           ===========     ===========     ===========


                                                                                    Year Ended December 31,
                                                                          -----------------------------------------
Operating Profit (Loss)(1)                                                    1996           1995           1994
-------------------------                                                 -----------    -----------    -----------
Electro-mechanical ....................................................   $ 1,282,190    $ 2,218,269    $ 1,289,134
Medical products(4)....................................................      (637,360)        34,789         41,967
Medical services ......................................................        75,706       (322,156)       (26,849)
                                                                          -----------    -----------    -----------
         Total Operating Profit .......................................       720,536      1,930,902      1,304,252
Earned at corporate level .............................................     4,517,673      2,413,790        735,759
General corporate expenses ............................................       977,691        505,169        660,445
Interest expense ......................................................       217,615        246,393        207,703
                                                                          -----------    -----------    -----------
Income before income taxes, and minority interest .....................   $ 4,042,903    $ 3,593,130    $ 1,171,863
                                                                          ===========    ===========    ===========


Identifiable Assets (2)

Electro-mechanical ....................................................   $13,224,196    $12,879,101    $ 8,741,418
Medical products ......................................................       985,210        780,343        696,564
Medical services ......................................................     7,552,289      3,971,867      2,303,560
                                                                          -----------    -----------    -----------
                                                                           21,761,695     17,631,311     11,741,542
                                                                          -----------    -----------    -----------
Corporate assets ......................................................     5,323,157      3,615,843      4,213,782
                                                                          -----------    -----------    -----------
         Total Assets .................................................   $27,084,852    $21,247,154    $15,955,324
                                                                          ===========    ===========    ===========



                    Financial Information Relating to Foreign and Domestic Operations and Export Sales




                                                                                  Year Ended December 31
                                                                          -----------------------------------------
                                                                              1996          1995          1994
                                                                          -----------    -----------    -----------
Net Sales and other Income
  United States .......................................................   $24,559,290    $24,349,700    $16,670,955
  Europe (3) ..........................................................    10,160,116     12,310,380      7,880,738
                                                                          -----------    -----------    -----------
                                                                          $34,719,406    $36,660,080    $24,551,693
                                                                          ===========    ===========    ===========

Net Income (Loss)
  United States(4) .....................................................  $ 1,897,373    $ 1,254,849    $   297,950
  Europe (3) ...........................................................      519,896        996,422        566,158
                                                                          -----------    -----------    -----------
                                                                          $ 2,417,269    $ 2,251,271    $   864,108
                                                                          ===========    ===========    ===========

Identifiable Assets (2)
   United States .......................................................  $21,299,640    $14,645,274    $12,044,745
   Europe (3) ..........................................................    5,785,212      6,601,880      3,910,579
                                                                          -----------    -----------    -----------
                                                                          $27,084,852    $21,247,154    $15,955,324
                                                                          ===========    ===========    ===========





 (Notes on following page)
------------

(1) Operating profit is total revenue exclusive of revenues earned at the corporate level, less operating expenses and includes any applicable amortization of costs in excess of net tangible assets acquired. Operating expenses exclude general corporate expenses, interest expense and minority interest of subsidiaries.

(2) Identifiable assets by segment include assets directly identifiable with the applicable operations. Corporate assets consist primarily of cash, receivables, marketable securities, real property and deferred expenses.

(3) Techdyne (Scotland) sales are primarily to customers in the United Kingdom. In 1994, sales were expanded to Ireland, Germany and Israel.

(4) Includes estimated costs of $305,000 for shutdown of durable medical equipment operations.

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

     The Company has decided to shutdown its durable medical equipment subsidiary, All American Medical & Surgical Supply Corp. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     Custom-designed products primarily include conventional and molded cables and wire harnesses, and to a more limited extent, printed circuit boards ("PCBs") and electro-mechanical assemblies. Techdyne also manufactures complete finished assemblies as well as conducts contract manufacturing for other company's. Manufacturing is accomplished, if applicable, in accordance with Underwriters Laboratories specifications and the Canadian Standards Association requirements. Techdyne has an ISO 9002 quality assurance designation for its Hialeah, Florida and Houston, Texas facilities, which similar quality assurance designation is held by its European subsidiary Techdyne (Scotland). See "Quality Control" below.

     Techdyne is also engaged in horizontal injection molding and vertical insert molding for production of medical products and electronic components. Medical products produced for the Company's medical supply operations include the Medi-Lance(TM), Medi-Let and Lady Lite(TM) lancets, the latter developed for women's use. See "Medical Supplies" above.

     Techdyne custom designs and assembles over 800 components and finished products for approximately 80 active accounts, principally OEMs and their suppliers. The customer base consists primarily of Fortune 100 companies. Approximately 58% of sales are domestic, and 42% effected by Techdyne (Scotland) are in the European markets. For the year ended December 31, 1996, approximately 73% of Techdyne's sales were made to numerous locations of major customers, Compaq Computer Corporation ("Compaq") (35%) and IBM (18%), EMC including its related suppliers (12%), and Motorola (9%). Techdyne's sales to Avid Technology, Inc. ("Avid") went from 19% in 1995 to 1% in 1996. Techdyne (Scotland) had a substantial portion of its sales, approximately 84%, to Compaq. During 1996 bidding orders became more competitive which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. A loss or substantially reduced sales of any major customer would have had an adverse affect on Techdyne and the Company as was the case with the Company in Europe and with Avid in the United States. The Company is pursuing new customer orders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Cable and harness sales represent a substantial part of sales revenues, approximately 82%.

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

          Medical Products

     Lancets are produced for the Company for its medical supplies distribution. Lancets produced by Techdyne are vertical insert molded disposable products distributed under the trade names Medi-Lance,(TM) and Lady Lite(TM) and Medi-Let or under a private label if requested by the customer. See "Medical Supplies" above.

          Reworking and Refurbishing

     Customers provide Techdyne with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies. Contract manufacturing, medical product sales, reworking and refurbishing together constitute approximately 9% of sales.

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

     Techdyne also has "supplier partnerships" to meet customers' needs. This involves Techdyne accomplishing the in-house manufacturing requirements of the customer. Through EDI (electronic data interchange) the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

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

          Quality and Process Control

     Techdyne has an ISO 9002 quality assurance designation for its Hialeah, Florida and Houston, Texas facilities, which is the international standard of quality with respect to all quality systems of operations, including, among others, purchasing, design, engineering, processes, manufacturing, sales, inventory control and quality. Techdyne (Scotland) also holds a similar quality assurance designation.

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

          Marketing and Sales

     Domestic sales are generated by five regional sales managers. There are also two in-house sales people, including the President of Techdyne. The regional sales managers have six independent manufacturer representative agencies. Sales are also generated through catalogues, brochures and trade shows. Within the last year, the Company hired three new sales managers to maximize its growth potential in circuit board and contract manufacturing sales. The Company believes that the new additions to the sales staff will effectively accomplish this in the coming year.

     Techdyne (Scotland) has four in-house sales personnel who market its products and services to customers in Scotland, England, Ireland, Germany and Israel.

     Substantially all of Techdyne's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as its supplier partnerships (see "Manufacturing and Supplies" above), are accomplished under open purchase orders with components released against customer requests.

     Most customers are Fortune 100 companies, with Techdyne's three major customers for 1996 being Compaq, IBM and EMC. See "Electro-Mechanical Manufacturing" above.

          Backlog

     At December 31, 1996, Techdyne's backlog of orders amounted to approximately $7,300,000, of which approximately $1,320,000 was represented by the orders for Techdyne (Scotland). Management believes, based on past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substantially all of its backlog orders are firm and will be filled within this fiscal year. The purchase orders within which Techdyne performs do not provide for cancellation. Over the last several years cancellations have been minimal. There is no assurance that the backlog data is a reliable indicator of future sales.

DIALYSIS OPERATIONS

     The Company, through DCA and its subsidiaries, operates three out-patient dialysis treatment centers with a capacity of 42 stations. Through these centers and other DCA subsidiaries, the Company provides in-patient dialysis services to several hospitals. The out-patient dialysis centers are located in Fort Walton Beach, Florida, and Lemoyne and Wellsboro, Pennsylvania. The Wellsboro and Ft. Walton Beach facilities are leased from unaffiliated third parties. The Lemoyne dialysis center is located on property owned by DCA and is leased to its subsidiary. Home patient dialysis services are also provided by DCA as well as the sale of medical supplies for dialysis treatments. Each of the dialysis centers offers home training to qualified patients who wish to have their treatments at home, which includes continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis.

     Individuals with end stage renal disease ("ESRD"), chronic kidney failure which is irreversible, require dialysis treatments or kidney transplantation to sustain life. Most dialysis patients require treatments three times a week, each treatment taking approximately four hours. Medicare funds a substantial portion of the costs of the dialysis treatments in accordance with rates established by the Health Care Financing Administration regardless of the patient's age or financial circumstances. Most of DCA's revenues are attributable to payments received from the Medicare ESRD program which reimburses approximately 80% of the patient charges for each dialysis treatment. DCA is also reimbursed by Medicaid and commercial insurance companies. The level of DCA's revenues and profitability are dependent on periodic rate adjustment by Congress. Management is unable to predict whether future rate changes will be made and even if made whether they will have a material effect on DCA's revenues and earnings. Operating costs tend to increase over the years without any comparable increases, if there are any increases at all, in the prescribed treatment rates, which usually remain fixed and have decreased over the years. Presently, Medicare under Part B of the Medicare Act, pays approximately 80% of the allowable charges for each dialysis treatment, which ranges at DCA's centers for out-patients between $117 to $123 per treatment, depending on regional wage variations. The balance of the payments are derived from the patient's insurance company, state programs such as Medicaid, or the patient's private funds. The in-patient dialysis services, usually required for hospital patients with acute renal failure or patients admitted to the hospital suffering from other illnesses who might require dialysis, are paid by the hospital on the basis of pre-determined and negotiated treatment fees.

     DCA also provides ancillary services including the administration of Erythropoeitin ("EPO"), a bio-engineered protein used to treat anemia, providing therapeutic plasmapheresis and certain tests and studies through outside agencies such as nerve conduction, bone density and doppler flow studies. The Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") recently eliminated routine Medicare coverage for these tests except where there is documentation of medical necessity. The ancillary services are not significant segments of income to DCA.

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

     Since 1989, the dialysis operations consisted of one center in Fort Walton Beach, Florida until 1995 when DCA established two additional out-patient dialysis facilities, one in Lemoyne, Pennsylvania which commenced operations in June, 1995 and the other in Wellsboro, Pennsylvania which commenced operations in October, 1995. The treatment statistics for the five years ended December 31, 1996 were as follows:

                                                                 Fiscal Year
                                         ------------------------------------------------------------
                                          1996           1995          1994         1993         1992
                                         -----           ----          ----         ----         ----
Outpatients at year end..............      129            108            60           72           69
Outpatient treatments ...............   18,364(1)      10,903(1)      9,500        9,800        8,298
Acute inpatient treatments ..........    1,387            843           419          748          599

--------------

(1) Includes 4,548 and 3,060 home patient treatment equivalents for 1996 and 1995, respectively, which patients are billed for dialysis treatment supplies rather than per treatment and is converted into a per treatment basis pursuant to a formula developed by Medicare.

     Since DCA sold four of its dialysis centers in 1989, it has incurred operational losses. Although DCA has reflected income over the years, this was due to interest income, including interest on funds received through advances to the Company. In December, 1995 a new DCA subsidiary, Renal Services of Pa., Inc. was established to implement DCA's growth strategy to obtain new in-patient dialysis services at hospitals and to assist in establishing or acquiring out-patient dialysis centers. Construction has begun on a new dialysis center in Carlisle, PA and is expected to be operational in the third quarter of 1997 and the Company is completing a lease, subject to a variance, for a new dialysis facility in Manahawkin, New Jersey. The two new out-patient centers are in the developmental stage, but it will provide the same services as the other dialysis centers, including providing outpatient dialysis services as well as acute care service to regional hospitals. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Omnibus Budget Reconciliation Act of 1993 contains the Physician Ownership and Referral Act known as "Stark II" that restrict physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." Designated health services include, among others, home health services and in-patient and out-patient hospital services. DCA at its Fort Walton Beach facility, provided in-patient dialysis treatments for a local hospital. The physician director of DCA's Fort Walton Beach center had a financial interest in that facility and has patients at the local hospital which thereby could be deemed self-referrals for in-patient hospital services. DCA restructured its in-patient hospital treatment relationship through another subsidiary. The President and Congress are in the process of attempting to reform the health care system. It is possible that federal and state governments will impose additional restrictions upon activities of the type conducted by DCA, which might have a materially adverse effect on the Company's business and results of operations.

     The Social Security Act prohibits, as do many state laws, the payment of patient referral fees for treatments that are paid for by Medicare, Medicaid or similar state programs. As required by Medicare regulation, each of DCA's dialysis centers is supervised by a Medical Director, a licensed nephrologist or otherwise qualified physician. The Medical Directors are in private practice and are one of the most important sources of the dialysis center's business, since it is such physician's patients that utilize the services of the center. DCA has never been challenged under these statutes and believes its arrangement with Medical Directors are in material compliance with applicable law. DCA endeavors in good faith to comply with all governmental regulations.

     DCA must comply with certain rules and regulations of HCFA, which agency sets the reimbursement rates for dialysis treatments and other medical services. See "Business-Dialysis Industry-Medicare Reimbursement" above. Although none of DCA's business arrangements has been the subject of investigation by any governmental authority, no assurance can be given that legislative developments will not require restructuring business arrangements or that such will comply or be subject to governmental review.

     In August, 1996, President Clinton signed the "Health Insurance Portability and Accountability Act of 1996", a package of health insurance reforms which include a variety of provisions important to health care providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws, which provisions were effective January 1, 1997.

     DCA's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of the waste is non-hazardous waste, which is disposed of by medical waste sanitation agencies which are primarily responsible for compliance with such laws.

     There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection, including providing employees subject to exposure with hepatitis B vaccination, protective equipment, written exposure control plan and training in infection control and waste disposal.

     The Company's record of compliance with federal, state and local governmental laws and regulations has been excellent.

     Any loss by DCA of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on DCA's business.


PATENTS AND TRADE NAMES

     The Company sells certain of its medical supplies and products under the trade name Medicore(TM). Certain of its lancets are marketed under the trade names Medi-Lance(TM) and Lady Lite(TM). See "Medical Supplies" above.

     The Company is the assignee of three patents relating to its lancets. The issuance of a patent does not assure protection against the development of similar, if not superior processes, know-how and products. The Company does not rely on patents or trademarks in its electro-manufacturing operations and manufacturing of medical products. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

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

     The operation of kidney dialysis centers is very competitive with numerous local providers, many owned by physicians, and several major operators, who have substantially greater financial resources and many more centers and patients than the Company. In 1996 there were in excess of 2,860 Medicare approved ESRD facilities of which approximately 2,000 were independent dialysis centers. Hospitals and other out-patient dialysis centers compete with the Company's dialysis operations. Competitive factors that are most significant in dialysis treatments are the quality of scare and service, convenience of location and pleasantness if environment. A secondary factor is the ability to maintain qualified nephrologists for supervision and operation of the centers. Peritoneal dialysis, a more convenient and less expensive dialysis procedure, presents an additional competitive aspect to hemodialysis treatment. The Company is not a significant competitive factor in kidney dialysis services primarily based upon its limited number of centers and size.

EMPLOYEES

     The Company and its subsidiaries employ approximately 321 full time employees of which 14 are administrative, 39 are with the dialysis operations, 13 are engaged in the medical supply and medical durables operations, and 255 are with Techdyne's electro-mechanical manufacturing operations (domestic and Scotland). In addition, Techdyne utilizes approximately 52 temporary workers, retained through local agencies, on a regular basis.

ITEM 2.  PROPERTIES

   Ownership

     DCA acquired two properties in 1987, one in Easton, Maryland consisting of land and a one and one-half story frame building of approximately 8,000 square feet, of which 5,400 square feet is leased to the purchaser of one of the dialysis centers DCA sold in 1989 and a competitor of DCA. The tenant recently leased an additional 2,040 square feet at this facility. DCA maintains an office at this facility. The second property consists of land and a 15,230 square foot brick building in Lemoyne, Pennsylvania. DCA constructed a new 3,400 square foot center at this facility, approved for 13 dialysis stations, with space available for expansion, which it anticipates initiating in the near future. DCA leases this facility to its subsidiary. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is hereby incorporated by reference.

     The Carlisle, Pennsylvania dialysis facility, currently under construction, is leased by the Company's subsidiary, Dialysis Services of PA, Inc.-Carlisle ("DSP-C") under a five year lease to commence when the space is substantially completed, with two renewals of five years each. The facility consists of 4,340 square feet of space to house 12 dialysis stations at an annual rental of $32,550.

     Dialysis Services of NJ, Inc.-Manahawkin ("DSNJ") a new subsidiary of the Company , has completed a five year lease for its new dialysis facility in Manahawkin, New Jersey for approximately 4,000 square feet at an annual rate of approximately $38,000 per annum plus its proportionate share of the real estate taxes and casualty insurance premiums. The lease is renewable for two consecutive five year periods. The facility is designed for 12 dialysis stations. For the lease to be effective and construction to commence, a variance from the local municipality is being sought. There is no assurance that the variance will be granted, and, if not, further delays in opening this new dialysis facility will be encountered until a proper location is secured.

     The properties in Lemoyne, Pennsylvania and Easton, Maryland, are subject to mortgages from a Maryland banking institution. As of December 31, 1996, the remaining principal amount of the mortgage on the Lemoyne property was approximately $224,000 and on the Easton, Maryland property was approximately $280,000. Each mortgage extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and DCA's personal property at those locations. The bank also has a lien on rents due DCA and security deposits from leases of the properties. Written approval of the lender is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. Under the terms of the mortgages, the bank has the immediate right to demand repayment of the outstanding balances. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations."

      In 1990, the Company acquired two buildings from Techdyne, one a 16,000 square foot building in Hialeah, Florida housing Techdyne's executive and administrative offices (approximately 5,000 square feet); engineering (approximately 2,000 square feet); and prototype and production assemblies and plastic injection molding (approximately 9,000 square feet). Adjacent to that facility is the second building consisting of 12,000 square feet which houses warehouse and inspection segments of Techdyne's operations. The Company leases these facilities to Techdyne. See below. The Company also purchased a parcel of land located adjacent to Techdyne's executive and administrative offices in Hialeah, Florida, used for parking. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is hereby incorporated by reference.

     The Company owns a small parcel of land near Techdyne's offices in Hialeah, also used as a parking lot, and a small undeveloped parcel adjacent to its warehouse facilities purchased for future expansion.

 Leases - Company as Lessor



    Lessee               Space            Property              Term               Rent
---------------       -----------      --------------       -------------         -------
Renal Treatment        7,440 sq. ft     402 Marvel Ct.        5 yrs. to           $80,000/yr
Centers-Maryland,                       Easton, PA            March 31, 1998;     (for 5,400 sq. ft)
Inc.(1) (2)                                                   one 5 year          escalating
                                                              renewal             5% the last
                                                                                  2 yrs; $2,400 per
                                                                                  year (for 2,040 sq.
                                                                                  ft.) (2) plus
                                                                                  utilities and
                                                                                  real estate
                                                                                  taxes.

Dialysis Services      3,400 sq ft      27 Miller Ave(4)      5 yrs. to           $33,730
Pennsylvania, of                        Lemoyne, PA           Nov. 30, 2000;      plus utilities,
Inc. - Lemoyne(1)(3)                                          two 5 year          real estate
                                                              renewals            taxes and insurance


MCI Communications       247 sq ft      27 Miller Ave.(4)     5 yrs. to           $3,035/yr
                                        Lemoyne, PA           Feb. 28, 1998       plus
Corp.                                                                             electric and
                                                                                  taxes


JA Hunt Services,      1,947 sq ft      27 Miller Ave. (4)    3 yrs. to           $17,010/yr.
Inc.                                    Lemoyne, PA           March 31,           plus taxes.
                                                              1998

Techdyne(5)           16,000 sq ft      2230 W 77th St.       5 yrs. to           $130,000/yr
                      (exec. off.       Hialeah, FL           March 31,           plus taxes
                         mfg.)                                2000                utilities,
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

Techdyne(5)           12,000 sq ft      2200 W 77th St        5 yrs. to           $130,000/yr
                      (warehouse)       Hialeah, FL           March 31,           plus taxes,
                                                              2000                utilities,
                                                                                  insurance
                                                                                  (net, net)(6)


Leases - Company or Subsidiary as Lessee




Identity of
  Lessee              Space            Property           Landlord              Term          Rent
-----------        -----------      ----------------      ----------          ---------      ------
The Company       2,800 sq ft       2337 W 76th St.       Viragen, Inc. (7)   5 yrs. to      $19,600/yr
 (exec. and                         Hialeah, FL                               Dec. 31,       plus
 admin.)                                                                      1997; two      taxes and
                                                                              5 yr.          utilities
                                                                              renewals


Identity of
  Lessee              Space            Property           Landlord              Term           Rent
-----------        -----------      ----------------      ----------          ---------       ------
The Company       5,000 sq ft       75 W Commerce         Brett and           5 yrs. to Dec.  $18,200/yr
                  (medical          Center                Suzanne             11, 1997;        (escalating
                  supply and        2647 W 81 St          Anderson            one 5 year       3%, each
                  consumer          Hialeah, FL                               renewal          year) plus
                  product                                                                      utilities
                  operations-
                  offices and
                  warehouse)

The Company       3,900 sq ft       777 Terrace Ave       Heights Plaza       5 yrs. to        $62,000/yr
                  (exec.            Hasbrouck             Associates          Mar. 31,         plus
                  offices)          Heights, N.J.                             2001             electricity
                                                                                               taxes and
                                                                                               operational
                                                                                               increases


Techdyne          11,000 sq ft      9742 and 9750         George Whimpey      month            $5,490 per
                  (mfg.             Whithorn Drive        of Texas, Inc.      to month         month
                  & offices)        Houston, TX


Techdyne          200 sq ft         200 Turnpike          MMP                 month            $250/month
                  (office)          Rd. Southborough      Realty              to month         plus heat,
                                    MASS                  Trust                                electricity
                                                                                               and janitorial


Techdyne          6,825 sq. ft.     800 Paloma Drive      AmorRon Park        3 yrs. to        $45,00/yr
                  (mfg. &           Round Rock            Ltd.                April 14,        plus taxes,
                  (offices)         (Austin), TX(8)                           1998;            utilities,
                                                                              one three        insurance
                                                                              year renewal     (net, net)


All American      6,000 sq ft       225 60th Street       Bart                2 yrs.to Nov.    $31,300
Medical &         (office &         Brooklyn, NY          Castallano          30, 1997; 3      first yrs.;
Surgical          warehouse)                                                  yrs renewal      $32,400
Corp.(9)                                                                      rt. of first     second year
                                                                              refusal to       plus utilities
                                                                                               and insurance

Dialysis          5,214 sq.         Paradise               JACO, L.C.         5 yrs to         $61,000/yr
Services          ft. (3 story      Village                                   Oct. 31,
of Florida,       dialysis          Professional                              1999; one
Inc.-Fort         facility)         Park                                      5 yr.
Walton Bch.(10)                     Fort Walton                               renewal
                                    Beach, FL



Identity of
  Lessee              Space            Property           Landlord              Term            Rent
-----------        -----------      ----------------      ----------          ---------        ------
Dialysis          4,000 sq. ft.     675 Route 72 East     William P.          5 yrs to          $38,000/yr.
Services of       (12 stations)     Manahawkin, NJ        Thomas              commence          plus taxes
NJ,Inc.-                                                                      when space        insurance and
Manahawkin(3)                                                                 completed;        utilities
                                                                              two 5 yr.
                                                                              renewals


Dialysis          4,000 sq.         14 Tioga St.          James &             5yrs. to          $25,000/yr.; plus
Services of       ft. (12           Wellsboro, PA         Roger Stager        Sept. 27,         utilities
PA, Inc-          stations)                                                   2000; two
Wellsboro(3)                                                                  5 yr. renewals


Dialysis          4,340 sq.         101 Noble Blvd.       Lester and          5 yrs. to         $32,550/yr
Services          ft. (Dialysis     Carlisle, PA          Kirby               commence          plus utilities
of PA, Inc.-      stations)                               Burkholder          when space        and
Carlisle(3)                                                                   completed         janitorial


Renal Services    300 sq. ft.       45 Delaware Street    Ronald Peck         1 year to         $490 per
                  (offices)         Woodbury, NJ                              January 1, 1998   month


     Techdyne has an additional lease for two properties in Hialeah, Florida owned by its parent, the Company. See above "Leases - Company as Lessor."

     In 1994, Techdyne (Scotland) purchased the 27,000 square foot facility it had been leasing in Livingston, Scotland. The purchase was accomplished for approximately $730,000 with a 15-year mortgage which has a U.S. dollar equivalency of approximately $591,000 at December 31, 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." This facility was recently expanded by 3,500 square feet.

     Techdyne and DCA believe that their equipment and facilities are adequate for their current operations.

----------

(1)  DCA (67.2% owned subsidiary) is the Lessor.

(2) Leases guaranteed by parent, Renal Treatment Centers, Inc. DCA has acknowledged to lessees and their bank that such bank's security interest in lessees' property is superior to any interest which DCA may have as landlord. 2,040 square feet leased on a month-to-month basis through the term.

(Notes continued on the following page)

(3)  100% owned subsidiary of DCA.

(4)  The Lemoyne, PA. property has an approximately 37%.

(5)  63.5% owned public subsidiary.

(6) The $130,000 per year rental is the aggregate for both properties, 2230 West 77th Street, Hialeah, Florida and 2200 West 77th Street, Hialeah, Florida with adjacent parking. The rent was reduced to $94,000 per annum for the 12 months from April 1, 1996 to March 31, 1997.

(7) Viragen, Inc. ("Viragen") is a former subsidiary of the Company which was spun-off in 1986. Viragen is indebted to the Company for approximately $108,000 in accrued royalties.

 (8) Right of first refusal to lease adjacent space (approximately 5,400 square feet).

 (9)   95% owned subsidiary of the Company.

(10)   80% owned subsidiary of DCA.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in or subject to any claims or litigation. A temporary worker at Techdyne was injured in the first quarter of 1996. The injured party was insured through the temporary personnel agency. Although the extent of said injuries are not known nor the associated costs, Techdyne anticipates that its insurance is adequate to cover any potential claim. See
Note 7 to "Notes to Consolidated Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock traded on the American Stock Exchange until June 3, 1996 when its Common Stock commenced trading on the Nasdaq National Market under the symbol "MDKI". The table below indicates the high and low sales prices by quarter for the Company's common stock for the two years ended December 31, 1996.

                                                            Sale Price
                                                          ---------------
                                                          High       Low
                                                          ----      -----
   1996
   ----
          1st Quarter                                     9 3/8     4
          2nd Quarter                                     6 5/8     3 3/4
          3rd Quarter                                     5 3/8     3 1/4
          4th Quarter                                     5 3/4     2 3/8

    1995
    ----
          1st Quarter                                     4         2 3/8
          2nd Quarter                                     3 13/16   2 3/4
          3rd Quarter                                     7 1/2     3
          4th Quarter                                     6 1/2     3 1/4


     (b) As of March 12, 1996, there were 1,399 shareholders of record. The Company estimates, based upon its 1996 proxy solicitation, that its Common Stock is held by approximately 4,000 shareholders.

     (c) The Company has not paid any cash dividends in the last two years.

ITEM 6.  SELECTED FINANCIAL DATA



                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA


                                                         Years Ended December 31
                                    ---------------------------------------------------------------
                                     1996(3)       1995          1994          1993         1992(1)
                                    -------       -------       -------       -------       -------
                                                 (in thousands except per share amounts)
Revenues ......................     $34,719       $36,660       $24,552       $18,958       $18,737
Net income
  (loss) ......................       2,417         2,251           864            18         (869)
Income (loss) per
  common share ................         .40           .38           .16           --          (.19)
Weighted average
  shares out-
  standing and
  equivalents .................   6,031,000     5,929,215     5,314,261     4,564,940     4,553,710



                        CONSOLIDATED BALANCE SHEET DATA


                                                              December 31
                                    ---------------------------------------------------------------
                                     1996(3)       1995          1994          1993         1992(1)
                                    -------       -------       -------       -------       -------
                                                                (in thousands)
Working capital................     $13,844       $ 7,034       $ 4,871       $ 2,497       $ 2,557
Total assets...................      27,085        21,247        15,955        11,322        11,723
Long-term debt.................       1,677           964         1,667           918         1,249
Stockholders' equity(2)........      13,021         9,754         8,027         5,881         5,885

----------

(1) In 1992 estimated useful lives for plant equipment and tools and molds, previously 7 years, were increased to 10 years. The effect of this change in estimate was to reduce 1992 depreciation expense by approximately $215,000 or $.05 per common share, loss before extraordinary credit by $203,000 or $.04 per common share and net loss by $215,000 or $.05 per common share.

(2) In 1993, the Company changed its method of accounting for income taxes and implemented, on a retroactive basis, Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Prior year amounts have been restated for the $188,000 retroactive effect of adopting Statement No. 109.

(3) In 1996, the Company recorded estimated costs of $305,000 for shutdown of its durable medical equipment operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Annual Report on Form 10-K that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new Techdyne business development efforts to replace lost sales from several major customers in 1996, and the development of new products and facilities, anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statement, Form SB-2, as filed with the Securities and Exchange Commission ("Commission") (effective September 13, 1995) and DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17,
1996).

     Techdyne's electronic and electo-mechanical manufacturing and assembly operations are subject to substantial competition from divisions of large electronic and high-technology firms and numerous smaller, specialized companies. Strong competition derives from price advantages of competitors with less expensive off-shore operations. This imposes pressure on Techdyne's bidding orders and profit margins.

     The Company's future growth as an international contract manufacturer of precision electronic, electro-mechanical and plastic insert and injection molded products for OEMs in the data processing, telecommunication and instrumentation industries, will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customer's products. Further factors impacting the success of the Company's electronic manufacturing operations are increases in expenses associated with continued sales growth, the ability of Techdyne to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of Techdyne to develop and manage the introduction of new products, and competition. Quality control is also essential to Techdyne's operations, since customers demand strict compliance with design and product specifications. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

     The dialysis industry is highly competitive and subject to extensive regulation, including the limitation on fees for dialysis treatments and services. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company's subsidiary, DCA, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's growth in dialysis operations depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company has its fourth center in Carlisle, Pennsylvania under construction and its fifth center is awaiting a variance before the lease can be effective and construction to commence. Several agreements for acute in-patient services are under review but there is no assurance that such agreements would be completed. Even if the Company were to establish new centers in the near future, or complete in-patient treatment arrangements, there is no certainty as to when any new centers or service contracts would be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable.

RESULTS OF OPERATIONS

     1996 Compared to 1995

     Consolidated revenues decreased approximately $1,941,000 (5%) in 1996 compared to the previous year. Sales revenues decreased $4,460,000 (13%) in 1996 compared to the preceding year. 1996 revenues included a $1,521,000 gain on a securities offering of DCA, the Company's dialysis subsidiary, with 1995 revenues including a $2,002,000 gain on a securities offering of Techdyne, the Company's electronic and electro-mechanical subsidiary. See Note 8 to "Notes to Consolidated Financial Statements". Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods (see Note 2 to "Notes to Consolidated Financial Statements") with the 1996 gain amounting to $2,584,000 compared to $183,000 for the preceding year. Other income increased approximately $600,000, including a $228,000 gain on the Viragen note recovery (see Note 2 to "Notes to Consolidated Financial Statements"); $140,000 from a litigation settlement (see Note 7 to "Notes to Consolidated Financial Statements"); and an increase in interest income of $254,000 resulting from interest on Scotland funds invested which were previously tied up in receivables and inventory prior to the cutback in Compaq business in the third quarter of 1996 and interest on funds invested resulting from the Techdyne and DCA public offerings.

     Techdyne sales decreased $6,237,000 (21%) in 1996 compared to the preceding year. Domestic sales of Techdyne decreased $4,019,000 (22%) and European-based sales decreased $2,218,000 (18%) in 1996 compared to the preceding year. The decrease in domestic sales compared to the preceding year was largely attributable to a decrease in sales of $5,337,000 to Avid Technology which was offset to some degree by a net increase in sales to other customers. The decrease in European-based sales was largely attributable to a decrease of $2,160,000 in sales to Compaq Computer Corp. by Techdyne (Scotland).

     Approximately 73% of Techdyne's consolidated sales and 60% of the Company's consolidated sales for 1996 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales included Compaq which accounted for 35% and 29%, IBM for 18% and 14% and EMC and its related suppliers for 12% and 9%. The loss of, or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales are not replaced. The Company is pursuing new business development efforts to replace lost sales, although there can be no assurance as to the success of such efforts.

     Revenues of Techdyne Scottish-based subsidiary Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 84% and 86% of the sales of Techdyne (Scotland) for 1996 and 1995, respectively. The bidding for Compaq orders in Scotland has become more competitive, which resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts to replace significant reductions in Compaq business and is pursuing cost reduction efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

     Medical product sales revenues increased $310,000 (15%) for 1996 compared to the preceding year. This increase included sales of approximately $297,000 attributable to All American Medical & Surgical Supply Corp., the Company's home healthcare durable subsidiary which commenced operations in January 1996.

     Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $1,526,000 (66%) for 1996 compared to the preceding year. This increase was largely attributable to increased revenues of approximately $1,292,000 (243%) compared to the preceding year for the Company's new dialysis centers which commenced operations in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995. Although the new Lemoyne and Wellsboro, Pennsylvania centers have resulted in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

     Cost of goods sold as a percentage of consolidated sales amounted to 82% of sales for 1996 and the preceding year.

     Cost of goods sold for Techdyne remained relatively stable, increasing to 86% compared to 85% for the preceding year.

     Cost of goods sold for the medical products division increased to 68% for 1996 compared to 61% for the preceding year, which reflects reduced margins on the principal product of the medical supply division and relatively low margins for the Company's medical durable subsidiary, All American Medical & Surgical Supply Corp. which the Company decided to shutdown due to unprofitable operations.

     Cost of medical services sales decreased to 65% for 1996 compared to 69% for the preceding year, largely as a result of a decrease in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's new Pennsylvania facilities.

     Selling, general and administrative expenses increased $1,463,000 for 1996 compared to the preceding year. This increase included the Company's two new Pennsylvania dialysis centers and the Company's new subsidiary, All American Medical & Surgical Supply Corp. which commenced operations in January 1996. The Company has recorded approximately $305,000 in shutdown costs for All American. Also included was stock compensation expense during the second quarter of 1996 of approximately $344,000 for forgiveness of notes from option exercises and accrued interest.

     Interest expense decreased by approximately $29,000 in 1996 compared to the preceding year as a result of changes in both average outstanding borrowings and average interest rates associated with those borrowings.

     The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995, respectively.

         1995 Compared to 1994

     Consolidated revenues increased $12,108,000 (49%) in 1995 compared to the previous year, including a $2,002,000 gain on a securities offering of Techdyne, the Company's electronic and electro-mechanical subsidiary. See "Liquidity and Capital Resources" below and Note 8 to "Notes to Consolidated Financial Statements." Techdyne accounted for most of the $10,410,000 (44%) sales increase. Techdyne revenues increased $9,889,000 (48%) over 1994 with domestic revenues increasing $5,459,000 (43%) and European-based revenues increasing $4,430,000 (56%).

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

     Medical supply sales revenues increased $144,000 (9%) in 1995 compared to the preceding year. The principal product of this division the Medi-lance(TM), accounted for 76% and 70% of medical product sales revenues in 1995 and 1994, respectively.

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

     Cost of goods sold for the medical product division was 61% for both 1995 and 1994. Operating profit for this division decreased approximately $7,000 in 1995 compared to the preceding year, which included start-up costs of approximately $37,000 for the Company's new medical durable subsidiary, All American Medical & Surgical Supply Corporation.

     Cost of medical services sales increased to 69% for the year ended December 31, 1995 compared to 62% for the preceding year. This increase is largely attributable to higher costs associated with the low volume of treatments at the new Pennsylvania dialysis centers and includes relatively high salary and benefit costs for the new facilities due to the competition for health care workers in the area. Operating losses of the Company's new dialysis centers which are in their developmental stages, resulted in an increase in operating losses of $295,000 for 1995 for the Company's dialysis subsidiary compared to the preceding year, which included start-up costs for the two new dialysis centers of approximately $80,000.

     Selling, general and administrative expenses increased $685,000 (17%) in 1995 over the previous year. This increase included increased support activities associated with the increase in sales revenues, including increases in administrative personnel and related benefits and sales commissions and also included start-up costs of approximately $117,000 related to the Company's new medical durable subsidiary and two new dialysis centers, which were expensed during the fourth quarter of 1995 rather than being deferred. Management of the Company believes that due to probable changes in the accounting for start-up costs it is no longer prudent to capitalize start-up costs. Selling, general and administrative expenses as a percentage of sales decreased to 14% for the year ended December 31, 1995, compared to 17% for the preceding year as a result of increased sales, costs containment efforts and economies of scale, despite start-up costs for the new companies.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $13,844,000 at December 31, 1996, an increase of $6,810,000 over the prior year. The increase reflects net proceeds of DCA's public offering of approximately $3,445,000 and proceeds from sales of Viragen stock of approximately $2,584,000. Also included were an increase of $344,000 in the net of tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and a substantial reduction in current debt as a result of Techdyne's bank refinancing and the litigation settlement proceeds.

     Included in the changes in components of working capital was an increase of $5,829,000 in cash and cash equivalents, which included net cash used in operating activities of $23,000, net cash provided by investing activities of $2,317,000 (including proceeds of $2,584,000 from the sale of Viragen stock, $374,000 in payments received on the Viragen note receivable, and additions to property plant and equipment of $798,000) and net cash provided by financing activities of $3,393,000 (including proceeds from DCA's securities offering of approximately $3,445,000 and from the bank refinancing of $181,000 and repayments on long-term debt of $271,000).

     In February 1996, Techdyne refinanced its bank loan agreement with another Florida bank. The new financing provides for a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit at December 31, 1996 and no amounts have been drawn down on this line. A $712,500 term loan which had a balance of $691,000 at December 31, 1996 is secured by two buildings and land owned by the Company. The second term loan for $200,000 which had a balance of $167,000 at December 31, 1996 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 3 to "Notes to Consolidated Financial Statements". The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and through December 31, 1997.

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the notes maturing April, 1997. In October 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne. The principal balance under this mortgage amounted to $213,000 at December 31, 1995. This loan was paid off through the refinanced Techdyne bank loan agreement which became effective in February 1996. In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $82,000 and $95,000 at December 31, 1996 and December 31, 1995, respectively.

     Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $342,000 at December 31, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31,1995. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of December 31, 1996 or December 31, 1995. In October, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $622,000 and $591,000 at December 31, 1996 and December 31, 1995, respectively.

     During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $504,000 and $576,000 at December 31, 1996 and December 31, 1995, respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1996. The lender has waived compliance with these covenants as of December 31, 1996 and through December 31, 1997.

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

     The Company has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining principal balance of $272,000 and $185,000 at December 31, 1996 and December 31, 1995, respectively, which reflected an increase due to a financed equipment purchase for the Company's Florida dialysis center in 1996. See Note 3 to "Notes to Consolidated Financial Statements".

     Since the Company established Viragen in 1980, it had advanced substantial sums to that former subsidiary, spun-off in 1986. In August 1993, the Company and Viragen executed a modified mortgage and promissory note, with interest at prime plus 1%, effective as of September 1, 1993 in the amount of $429,400, which was amortized over a 20 year term in equal monthly installments with a balloon payment of all remaining unpaid principal and interest due August 1, 1996. In March 1996, Viragen prepaid $165,000 on this note. Viragen repaid the remaining balance in August 1996 which had been offset by an allowance for amounts previously written off as uncorrectable. The Company recognized a gain of $228,000, included in other income, as a result of collecting the previously reserved note balance. Interest was at prime plus 1%. Interest earned under the note amounted to $14,000 for 1996 and $40,000 for the preceding year. See Note 3 to "Notes to Consolidated Financial Statements".

     During 1996, the Company sold 682,000 shares of Viragen stock realizing a gain and cash proceeds of $2,583,000. During 1995, the Company sold 173,000 shares of Viragen common stock, realizing a gain and cash proceeds of $183,000. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at December 31, 1996 have been recorded at an estimated fair value of $1,406,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity.

     Techdyne completed a public offering on October 2, 1995, realizing net proceeds of approximately $3,321,000 from which it repaid $1,500,000 of intercompany indebtedness to the Company with the balance of the proceeds to be used to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. There is a convertible note issued by Techdyne, convertible at $1.75 per share for the balance of intercompany indebtedness due to the Company which amounted to approximately $2,998,000 including accrued interest at December 31, 1996 with $350,000 of the note having been converted into 200,000 shares of Techdyne common stock in June 1996. As a result of the offering, the Company's ownership in Techdyne decreased from 83.1% to 62.5% and was 63.5% at December 31, 1996. In connection with the Techdyne offering, in the fourth quarter of 1995, the Company recognized a gain of approximately $2,002,000, with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. See
Note 8 to "Notes to Consolidated Financial Statements".

     Techdyne is seeking to expand its operations possibly through suitable acquisitions of companies in similar businesses. No assurance can be given that its present funding, including the proceeds from its securities offering would be sufficient to finance such acquisitions or that sufficient outside financing would be available to fund such expansion.

     Techdyne anticipates the future establishment of satellite facilities, one of which is presently under consideration for the Northwestern United States, such facilities requiring approximately $300,000 for leasehold improvements, equipment and furniture and fixtures. Most of these costs will be provided from the proceeds of Techdyne's 1995 security offering which, together with Techdyne's refinanced credit facilities, should be adequate for these expenditures required over the next 12 months.

     In November 1995, DCA, the Company's dialysis subsidiary, authorized the declaration of a $1.30 per share dividend for which the Company's portion related to its ownership interest in DCA amounted to approximately $3,134,000 which was paid by a reduction in the intercompany advances receivable from the Company and the minority interest portion of approximately $29,000 was paid in cash. In October 1995, after receiving a $1,500,000 repayment from Techdyne on intercompany advances, the Company repaid approximately $1,000,000 of its intercompany indebtedness to DCA. In the second quarter of 1996, DCA completed a public offering realizing net proceeds of approximately $3,445,000. In connection with the DCA offering, in the second quarter of 1996, the Company recognized a gain of approximately $1,521,000, with applicable income taxes of $578,000, which resulted in a net gain of approximately $943,000. As a result of the offering, the Company's ownership in DCA decreased from 99.1% to 67.2%. See
Note 8 to "Notes to Consolidated Financial Statements".

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from the public sale of the DCA securities will be adequate to finance expansion or that sufficient outside financing would be available to fund expansion.

     The bulk of the Company's cash balances are carried in interest yielding vehicles at various rates and mature at different intervals depending on the anticipated cash requirements of the Company.

     Given its current level of working capital and Techdyne's refinanced bank loan, management believes current levels of working capital are adequate to successfully meet liquidity demands for at least the next twelve months.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information on directors of the Company is included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is hereby incorporated by reference.

          The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at March 12, 1997, and their business experience during the prior five years.

                                                                   Position
                                   Current Position and              Held
Name                      Age     Areas of Responsibility            Since
----                      ---     -----------------------           --------
Thomas K. Langbein         51      Chairman of the Board              1980
                                     of Directors, Chief
                                     Executive Officer and
                                     President


Seymour Friend             76      Vice President and                 1981
                                     Director                         1975

Daniel R. Ouzts            50      Vice President (Finance)           1986
                                    and Controller                    1983


     Thomas K. Langbein was appointed as Chairman of the Board of Directors, Chief Executive Officer and President in 1980, which latter position was relinquished in January, 1983 and reassumed in April, 1985 upon completion of Techdyne's public offering. Mr. Langbein is an officer and director of most of the Company's subsidiaries and was appointed President and Chief Executive Officer of Techdyne in April, 1990. Barry Pardon succeeded to the Presidency of Techdyne in November, 1991 at which time Mr. Langbein reassumed the position of Chairman of the Board. He has been a director of Techdyne since it was acquired by the Company in 1982. He is also a director of Techdyne's foreign subsidiary, Techdyne (Scotland). Mr. Langbein is Chairman of the Board and Chief Executive Officer of DCA. He also held those positions with Viragen, Inc. ("Viragen"), a public company and former subsidiary of the Company, until his resignation in April, 1993. Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc. ("Todd") a broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc. Mr. Langbein devotes most of his time to the affairs of the Company, Techdyne and DCA. See "Executive Compensation" and "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

     Seymour Friend is a real estate investor and devotes a portion of his time to the affairs of the Company. He resigned as a director of Viragen in May, 1993. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

     Daniel R. Ouzts, a certified public accountant, joined the Company in 1980 as Controller of its plasma division. In 1983 he became Controller of the Company and DCA, and in 1986 became Vice-President of Finance. Mr. Ouzts also serves as Vice President of Finance and Controller for Techdyne since 1986. In June, 1996, Mr. Ouzts was appointed Vice President of Finance and Treasurer of DCA. See "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

OTHER SIGNIFICANT EMPLOYEES


                                                                      Position
                               Current Position and                     Held
Name                 Age      Areas of Responsibility                   Since
----                 ---      -----------------------                 --------
Barry Pardon         45        President and                            1991
                               Director of Techdyne                     1990


     Barry Pardon joined Techdyne in November, 1980 as national sales manager and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing of Techdyne in 1981, was appointed Executive Vice President (Marketing) in January, 1988, and appointed President in November, 1991. Mr. Pardon is a director of Techdyne (Scotland).

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation is included under the caption "Executive Compensation" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders which is incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

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

         1.  All financial statements

         See Index to Consolidated Financial Statements

         2.  Financial statement schedules

         See Index to Consolidated Financial Statements

         3.  Exhibits

          (3) Articles of Incorporation, as amended and By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1980, Part IV, Item 11, (a) 3 (3)); and new Article XXV of the By-Laws.

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

               (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1981, Part IV, Item 11 (a)(3)(xv)).

              (iii) Amendment to lease between the Company and Heights Plaza
                    Associates, dated October 28, 1985 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, Part IV, Item 14 (a) 3
                    (10) (ix)).

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

               (vi) Lease Agreement between the Company and Techdyne, Inc. (1)
                    dated July 17, 1990 (incorporated by reference to Techdyne Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991, Part IV, Item 14(a) 3 (10) (vii)).

              (vii) Royalty Agreement between the Company and Viragen, Inc. (2)
                    dated November 7, 1986 (incorporated by reference to the Company's Current Report on Form 8-K, December, 1986, Item 7
                    (c)(iv)).

             (viii) Amended Royalty Agreement between the Company and Viragen,
                    Inc. (2) dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)).

               (ix) Employment Agreement between Techdyne (Scotland) Limited(3)
                    and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1987, Part IV, Item 14(a)(10)(x)).

               (x) Guarantee of Techdyne (Scotland) Limited(3) Line of Credit with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne Annual Report on Form 10-K for the Year Ended December 31, 1988 ("1988 Form 10-K"), Part IV, Item 14(a) (10)(vii)).

               (xi) Loan Agreement between Dialysis Corporation of America(4)
                    and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to the 1988 Form 10-K,
                    Part IV, Item 14(a) (10)(xxx)).

              (xii) Medical Director's Agreement between Dialysis Services of
                    Florida, Inc. - Fort Walton Beach (5) and Henry M. Haire, M.D., P.A. dated December 19, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K"), Part IV, Item 14(a) 3(10)(xxi)).

             (xiii) Renewal of Medical Director's Agreement between Dialysis
                    Services of Florida, Inc. - Fort Walton Beach (5) and Henry
                    M. Haire, M.D., P.A. dated August 1, 1994[*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(xiv)).

              (xiv) Lease between Premier Development of Orlando, Inc. and
                    Dialysis Services of Florida, Inc. - Fort Walton Beach (5), with Rider and Guarantee of Dialysis Corporation of America(4) dated May 24, 1989 (incorporated by reference to the Company's 1989 Form 10-K, Part IV, Item 14(a)(xxii)).

               (xv) Addendum No. 1 to Lease between Premier Development of
                    Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach (5) dated August, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), Part IV, Item 14(a) 3(10) (xvi)).

              (xvi) Lease Renewal between JACO, L.C. and Dialysis Services of
                    Florida, Inc. - Fort Walton Beach(5) dated November 29, 1993 (incorporated by reference to the Company's 1993 From 10-K,
                    Part IV, Item 14(a) 3(10) (xvii)).

               [*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

             (xvii) Agreement to Sell Real Property between the Company and
                    Techdyne, Inc.(1) dated March 27, 1990 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1989, Part IV, Item 14(a) 3(10)(x)). (xviii) Lease Agreement between Techdyne (Houston), Inc. (6) and George Wimpey of Texas, Inc. dated July 30, 1991 (incorporated by reference to Techdyne's 1991 Form 10-K,
                    Part IV, Item 14 (a) 3 (10) (viii)).

              (xix) Assignment and Assumption Agreement between Techdyne
                    (Houston), Inc. (6), the Company and George Wimpey of Texas, Inc. dated February 28, 1992 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1991 ("Techdyne 1991 Form 10-K"), Part IV, Item 14 (a) 3 (10) (ix)).

               (xx) Lease Agreement between Techdyne, Inc.(1) and George Wimpey of Texas, Inc. dated February 4, 1994 (incorporated by reference to the Company's 1993 Form 10-K, Part IV, Item 14(a) 3(10) (xxxiv)).

              (xxi) Lease between the Company and Viragen, Inc.(2) dated
                    December 8, 1992 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8-K"), Item 7(c)(i)).

             (xxii) Addendum to Lease between the Company and Viragen, Inc.(2)
                    dated January 15, 1993 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8-K"), Item 7(c)(ii)).

            (xxiii) First Amendment to Lease between Dialysis Corporation of
                    America(4) and Renal Treatment Centers - Maryland, Inc. dated November 16, 1992 (incorporated by reference to the Company's January, 1993 Form 8-K, Item 7(c)(xii)).

             (xxiv) Lease Agreement between the Company and Brett D. Anderson and Suzanne M. Anderson dated November 17, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Part IV,
                    Item 14 (a) (10) (lvi)).

              (xxv) Mortgage between Techdyne (Scotland) Limited(3) and The
                    Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II,
                    Item 6 (a) (28) (vi)).

             (xxvi) Agreement ("Missives") between Techdyne (Scotland) Limited
                    (3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(3) of Its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6 (a) (28)
                    (vii)).

            (xxvii) Medical Directors Agreement between Dialysis Services of
                    Pennsylvania, Inc. - Wellsboro (7) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6 (a) (10)
                    (I)).

           (xxviii) Agreement for In-Hospital Dialysis Services between
                    Dialysis Services of Pennsylvania, Inc. - Wellsboro (7) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6 (a) (10) (ii)).

                [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

             (xxix) Form of Promissory Note executed by all optionees to the
                    Company dated September 12, 1994 ** (incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 1994 ("October, 1994 Form 8-K"), Item 7 (c) (99)
                    (i)).

              (xxx) Form of Escrow Agreement executed by all optionees with the
                    Company and the Escrow Agent dated September, 1994 *** (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (ii)).

             (xxxi) Consulting Agreement between the Company and Performance
                    Capital Corporation dated September 30, 1994 (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7
                    (c) (99) (iii)).

            (xxxii) Stock Option Agreement between the Company and
                    Performance Capital Corporation dated September 26, 1996.

           (xxxiii) Stock option Agreement between the Company and Joseph
                    Dillon & Company, Inc. dated September 26, 1996.

            (xxxiv) Medical Directors Agreement between Dialysis Services of
                    Pennsylvania, Inc. - Lemoyne (7) and Herbert I. Soller, M.D. dated January 30, 1995 [*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(ix)).

             (xxxv) Lease Agreement between Dialysis Services of Pennsylvania,
                    Inc. - Wellsboro(7) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxii)).

            (xxxvi) Form of Exclusive Sales Representative Agreement between
                    Techdyne, Inc. (1) and sales representative **** (incorporated by reference to the Company's 1994 Form 10-K,
                    Part IV, Item 14(a) 3(10)(lxiv)).

           (xxxvii) 1994 Stock Option Plan of Techdyne, Inc. (1)
                    (incorporated by reference to the Company's 1994 Form 10-K,
                    Part IV, Item 14(a) 3(10)(lxv)).

          (xxxviii) Form of Stock Option Certificate issued under 1994
                    Stock Option Plan of Techdyne, Inc. (1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, 14(a) 3(10)(lxvi)).

            (xxxix) Form of Stock Option Agreement dated February 17, 1995 issued to directors of Techdyne, Inc. (1) ***** (incorporated by reference to the Company's 1994 Form 10-K,
                    Part IV, Item 14(a) 3(10)(lxvii)).

               (xl) Lease Agreement between Dialysis Corporation of America (4)
                    and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the Company's Form 10-K, Part IV, Item 14(a) 3(10)(lxviii)).

              (xli) Tenant Subordination Agreement by J.A. Hunt Services, Inc.,
                    dated February, 1997.


               [*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

             (xlii) Lease Purchase Agreement between the Dialysis Corporation of America (5) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Dialysis Corporation of America's Annual report on Form 10-K for the Year Ended December 31, 1996, Part IV, Item 14 (a) 3(10)(xxviii)).

            (xliii) Employment Agreement between All American Medical &
                    Surgical Supply Corp.(8) and Lou Ghelli dated October 26, 1995 (incorporated by reference to the Company's 1995 Form 10-Q, Part II, Item 6(a)(10)(iii)).

             (xliv) Loan and Security Agreement between Techdyne, Inc.(1) and
                    Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated February 23, 1996 ("Techdyne February 1996 Form 8-K), Item 7(c)(99)(i)).

              (xlv) Revolving Demand Promissory Note for $2,000,000 from
                    Techdyne, Inc.(1) to Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ii)).

             (xlvi) Unconditional and Continuing Guaranty of Payment and
                    Performance by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(iii)).

            (xlvii) Subordination Agreement among Barnett Bank, the Company and Techdyne, Inc.(1) dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(iv)).

           (xlviii) Loan Agreement for $712,500 between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(v)).

            (xlvix) Promissory Note for $712,500 from Techdyne, Inc.(1) to
                    Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vi)).

               (l) Mortgage and Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vii)).

               (li) Assignment of Leases, Rents and Profits by the Company in
                    favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(viii)).

              (lii) Promissory Note for $200,000 from Techdyne, Inc.(1) to
                    Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ix)).

             (liii) Security Agreement between Techdyne, Inc.(1) and Barnett
                    Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(x)).

              (liv) Lease between All American Medical & Surgical Supply
                    Corp.(8) and Bart Castellano dated November 1, 1995 (incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K"), Part IV, Item 14(a) 3(10)(lxi).

               (lv) Lease between Dialysis Corporation of America(4) and
                    Dialysis Services of Pennsylvania, Inc. - Lemoyne(7) dated November 30, 1995 (incorporated by reference to the Company's1995 Form 10-K, Part IV, Item 14(a) 3(10)(lxii).

              (lvi) 1995 Stock Option Plan of Dialysis Corporation of
                    America(4) (incorporated by reference to the Company's1995 Form 10-K, Part IV, Item 14(a) 3(10)(lxiii).

             (lvii) Form of Stock Option Certificate dated November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's1995 Form 10-K, Part IV, Item 14(a) 3(10)(lxiv).

            (lviii) Employment Agreement between Techdyne, Inc.(1) and Barry
                    Pardon dated March 13, 1996(incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 13 (a) 2 (10)(viii)).

             (lvix) Service Agreement between the Company and Techdyne Inc., dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, effective December 11, 1996, Part II, Item 16, Exhibit 10(a)).

         (11)       Statement re computation of per share earnings.

         (21)       Subsidiaries of the registrant.



                    None

----------

(1)      63% owned subsidiary.
(2)      Former public subsidiary of the Company; spun-off in 1986.
(3)      100% owned subsidiary of Techdyne, Inc.
(4)      67% owned subsidiary.
(5)      80% owned subsidiary of Dialysis Corporation of America.
(6)      Dissolved subsidiary of Techdyne, Inc.
(7)      100% owned subsidiary of Dialysis Corporation of America.
(8)      95% owned subsidiary of the Company.


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

                                 MEDICORE, INC.


                                            By  /s/ THOMAS K. LANGBEIN
                                                --------------------------------
                                                THOMAS K. LANGBEIN, Chairman
                                                of the Board of Directors, Chief
                                                Executive Officer and President

                                                March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                              Title                         Date
----                                              -----                         ----


/s/ THOMAS K. LANGBEIN                Chairman of the Board                 March 24, 1997
---------------------------           of Directors, Chief
    Thomas K. Langbein                Executive Officer and President

/s/ SEYMOUR FRIEND                    Vice President and Director           March 24, 1997
---------------------------
    Seymour Friend

/s/ DANIEL R. OUZTS                   Vice-President, Principal Financial
---------------------------           Officer and Controller                March 24, 1997
   Daniel R. Ouzts

/s/ PETER D. FISCHBEIN                Director                              March 24, 1997
---------------------------
     Peter D. Fischbein

/s/ ANTHONY C. D'AMORE                Director                              March 24, 1997
---------------------------
    Anthony C. D'Amore

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a) (1) and (2), (c) and (d)

              LIST OF FINANCIAL STATEMENTS AND SUPPLEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                                 MEDICORE, INC.

                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) and (2)

                        MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:



                                                                                                      Page
                                                                                                      ----
Consolidated Balance Sheets--December 31, 1996 and 1995 ............................................   F-3

Consolidated Statements of Income--Years ended December 31, 1996, 1995, and 1994 ...................   F-4

Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996, 1995 and 1994 ......   F-5

Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995, and 1994 ...............   F-6

Notes to Consolidated Financial Statements--December 31, 1996 ......................................   F-7



The following financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 14(d):


                 Schedule II-Valuation and qualifying accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

SHAREHOLDERS AND BOARD OF DIRECTORS
MEDICORE, INC.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the Financial Statement Schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for marketable securities in 1994.



                                                ERNST & YOUNG LLP




March 21, 1997
Miami, Florida

                        MEDICORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,   December 31,
                                                              1996           1995
                                                         ------------    ------------
                                    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                               $ 10,665,826    $  4,836,512
 Marketable securities                                      1,405,579         855,351
 Short-term investments                                       129,472         188,954
 Accounts receivable, less allowances of
   $385,000 in 1996 and $244,000 in 1995                    3,711,600       3,853,913
 Inventories, less allowance for obsolescence
   of $169,000 in 1996 and $319,000 in 1995                 3,637,556       3,872,912
 Current portion of note receivable from Viragen, Inc.                        146,245
 Prepaid expenses and other current assets                    589,502         745,192
                                                         ------------    ------------
      Total Current Assets                                 20,139,535      14,499,079

PROPERTY AND EQUIPMENT
 Land and improvements                                      1,024,455       1,005,255
 Building and building improvements                         2,986,126       2,814,785
 Equipment and furniture                                    6,364,188       5,300,487
 Leasehold improvements                                       392,607         367,743
                                                         ------------    ------------
                                                           10,767,376       9,488,270
 Less accumulated depreciation and amortization             4,728,167       3,880,549
                                                         ------------    ------------
                                                            6,039,209       5,607,721

DEFERRED EXPENSES AND OTHER ASSETS                            204,361         393,943
COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
 less accumulated amortization of $356,000 in 1996
 and $311,290 in 1995                                         701,747         746,411
                                                         ------------    ------------
                                                         $ 27,084,852    $ 21,247,154
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                        $  2,726,817    $  3,532,971
 Accrued expenses and other current liabilities             1,412,623       1,692,985
 Current portion of long-term debt                            832,851       1,434,000
 Income taxes payable                                         788,976         480,481
 Deferred income taxes                                        534,120         325,033
                                                         ------------    ------------
      Total Current Liabilities                             6,295,387       7,465,470

LONG-TERM DEBT                                              1,677,367         963,980

DEFERRED INCOME TAXES                                       2,155,603       1,564,757

MINORITY INTEREST IN SUBSIDIARIES                           3,935,037       1,498,508

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, authorized
 12,000,000 shares; issued and outstanding
 5,456,940 shares in 1996 and 5,454,940 shares
 in 1995                                                       54,569          54,549
 Capital in excess of par value                            11,493,255      11,540,953
 Retained earnings (deficit)                                  609,546      (1,807,723)
 Foreign currency translation adjustment                       (7,371)       (237,258)
 Notes receivable from options exercise                                      (326,400)
 Unrealized gain on marketable securities for sales           871,459         530,318
                                                         ------------    ------------
     Total Stockholders' Equity                            13,021,458       9,754,439
                                                         ------------    ------------
                                                         $ 27,084,852    $ 21,247,154
                                                         ============    ============




                 See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Year Ended December 31,
                                                               --------------------------------
                                                               1996           1995         1994
                                                               ----           ----         ----
REVENUES
 Sales                                                      $29,680,520   $34,140,573   $23,730,189
 Gain on securities offering of subsidiaries                  1,521,127     2,002,277
 Realized gain on sale of marketable securities               2,583,500       182,670       524,228
 Other income                                                   934,259       334,560       297,276
                                                            -----------   -----------   -----------
                                                             34,719,406    36,660,080    24,551,693
COST AND EXPENSES
 Cost of goods sold                                          24,247,403    28,072,444    19,108,768
 Selling, general and administrative expense                  6,211,485     4,748,113     4,063,359
 Interest expense                                               217,615       246,393       207,703
                                                            -----------   -----------   -----------
                                                             30,676,503    33,066,950    23,379,830
                                                            -----------   -----------   -----------
INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                                        4,042,903     3,593,130     1,171,863

 Income tax provision                                         1,350,746     1,295,626       301,326
                                                            -----------   -----------   -----------
INCOME BEFORE MINORITY INTEREST                               2,692,157     2,297,504       870,537

 Minority interest in income of consolidated subsidiaries       274,888        46,233         6,429
                                                            -----------   -----------   -----------
NET INCOME                                                  $ 2,417,269   $ 2,251,271   $   864,108
                                                            ===========   ===========   ===========
 Earnings per share:
   Primary                                                  $       .40   $       .38   $       .16
                                                            ===========   ===========   ===========

   Fully diluted                                            $       .39
                                                            ===========




                See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Unrealized
                                              Capital in    Retained     Foreign       Notes                 Gain on
                                      Common   Excess of    Earnings     Currency    Receivable  Treasury   Marketable
                                      Stock    Par Value    (Deficit)   Translation   Options     Stock     Securities    Total
                                      ------   ---------   ----------   -----------  ----------  --------  ------------   -----
Balance at January 1, 1994        $   48,466  $11,402,675  $(4,923,102) $(306,189)              $(340,838)              $5,881,012
Cancellation of 281,700 shares
 of common stock held
 in treasury                          (2,817)    (338,021)                                        340,838
Issuance of 410,000 shares
 of common stock as
 compensation                          4,100      149,650                                                                  153,750
Exercise of stock options
 for 480,000 shares
 of common stock                       4,800      326,400                           $(326,400)                               4,800
Foreign currency
 translation adjustment                                                    78,444                                           78,444
Valuation of marketable
 securities for sale
 (1,123,568 shares Viragen)                                                                                 $1,044,918   1,044,918
Net income                                                     864,108                                                     864,108
                                  ----------  -----------   ----------  ---------   ---------   ---------    ---------  -----------
Balance at December 31, 1994          54,549   11,540,704  $(4,058,994)  (227,745)   (326,400)               1,044,918    8,027,032
Exercise of subsidiary
 stock options                                        249                                                                      249
Foreign currency translation
 adjustments                                                               (9,513)                                           (9,513)
Sale of 172,500 shares of
 Viragen                                                                                                      (160,425)    (160,425)
Net decrease in valuation of
 remaining Viragen Shares                                                                                     (354,175)    (354,175)
Net income                                                   2,251,271                                                    2,251,271
                                  ----------  -----------   ----------  ---------   ---------   ---------    ---------  -----------
Balance at December 31, 1995          54,549   11,540,953  $(1,807,723)  (237,258)   (326,400)                 530,318    9,754,439
Issuance of 2,000 shares of
 common stock as compensation             20        5,540                                                                     5,560
Forgiveness of stock option
 notes June 1996                                                                      326,400                               326,400
Exercise of subsidiary stock
options                                            (3,652)                                                                   (3,652)
Conversion of portion of
Techdyne note                                     (49,586)                                                                  (49,586)
Foreign currency translation
adjustments                                                               229,887                                           229,887
Net increase in valuation of
 remaining Viragen shares                                                                                      341,141      341,141
Net income                                                   2,417,269                                                    2,417,269
                                  ----------  -----------   ----------  ---------   ---------   ---------    ---------  -----------
Balance December 31. 1996         $   54,569  $11,493,255   $  609,546  $  (7,371)  $       0   $       0    $ 871,459  $13,021,458
                                  ==========  ===========   ==========  =========   =========   =========    =========  ===========



                See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                               -----------------------------------
                                               1996           1995            1994
                                               ----           ----            ----

OPERATING ACTIVITIES
Net income                                $  2,417,269    $  2,251,271    $    864,108
Adjustments to reconcile net
  income to net cash (used in) provided
  by operating activities:
  Depreciation                                 657,640         542,702         457,711
  Amortization                                  79,329          69,980         103,259
  Bad debt expense (net recovery)              275,408         136,221          34,937
  Gain on Viragen note collection             (227,703)
  Provision for inventory
    obsolescence                                91,913         294,860         282,000
  Stock compensation expense                     5,560                         153,750
  Gain on sale of securities                (2,583,500)       (182,671)       (524,228)
  Minority interest                            274,888          46,233           6,429
  Forgiveness of option notes
   and accrued interest                        344,871
  Deferred income taxes                        581,266         777,680          26,755
  Gain on subsidiary stock offering         (1,521,127)     (2,002,277)
  Increase (decrease) relating
    to operating activities from:
    Accounts receivable                        (63,409)       (474,008)     (1,262,338)
    Inventories                                320,742      (1,276,376)     (1,161,939)
    Prepaid expenses and
      other current assets                     160,999        (373,819)        (33,193)
    Accounts payable                          (867,608)      1,246,694         753,277
    Accrued expenses and other
      current liabilities                     (249,504)        510,124         482,164
    Income taxes payable                       279,708         210,398         238,034
    Other                                                                       (1,101)
                                          ------------    ------------    ------------
        Net cash (used in) provided by
          operating activities                 (23,258)      1,777,012         419,625

INVESTING ACTIVITIES
 Additions to property and equipment,
   net of minor disposals                     (797,968)     (1,283,597)       (414,419)
 Payments received on note receivable
   from Viragen, Inc.                          373,948          21,470          26,837
 Proceeds from short-term investments          285,146         272,737         266,885
 Short-term investments                       (225,664)       (280,461)       (269,623)
 Proceeds from sale of securities            2,583,500         217,717         689,747
 Deferred expenses and other assets             98,041        (149,417)         20,774
 Purchase portion of minority interest
   in subsidiary                                               (15,250)
                                          ------------    ------------    ------------
        Net cash provided
          by (used in) investing
          activities                         2,317,003      (1,216,801)        320,201

FINANCING ACTIVITIES
 Net proceeds from subsidiary
   stock offering                            3,445,158       3,320,784
 Proceeds from long-term borrowings            181,476
 Payments on long-term borrowings             (270,945)       (433,673)       (366,786)
 Proceeds from exercise of stock
  options                                       59,700             400           4,800
 Dividend payment to minority
  shareholders                                  (7,467)        (28,842)         (5,000)
 Deferred financing costs                      (14,438)        (11,944)        (35,920)
                                          ------------    ------------    ------------
        Net cash provided by (used in)
          financing activities               3,393,484       2,846,725        (402,906)
 Effect of exchange rate fluctuations
  on cash                                      142,085         (20,684)         10,553
                                          ------------    ------------    ------------
 Increase in cash and cash
  equivalents                                5,829,314       3,386,252         347,473
 Cash and cash equivalents at beginning
  of year                                    4,836,512       1,450,260       1,102,787
                                          ------------    ------------    ------------
 Cash and cash equivalents at end of
  year                                    $ 10,665,826    $  4,836,512    $  1,450,260
                                          ============    ============    ============


                See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 67.2% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 63.5% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne Scotland")), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:



                                               December 31,          December 31,
                                                   1996                  1995
                                               ------------           -----------
Electronic and mechanical components, net:
  Finished goods                               $  486,863            $  617,851
  Work in process                                 478,481               692,964
  Raw materials and supplies                    2,083,990             2,202,381
                                               ----------            ----------
                                                3,049,334             3,513,196
  Medical supplies                                588,222               359,716
                                               ----------            ----------
                                               $3,637,556            $3,872,912
                                               ==========            ==========


         PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes. Effective January 1, 1996, the Company adopted the provisions of the Financial Accounting Standards Board statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets held for disposal. The adoption of the provisions of FAS 121 had no material effect on the results of operations, financial conditions, or cash flows of the Company. The company, based on current circumstances, does not believe any indicators of impairment are present.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

         The Company filed consolidated federal and state tax returns with Techdyne until October 2, 1995, the date Techdyne's securities offering was completed, after which Techdyne files separate income tax returns with its income tax liability reflected on a separate return basis. DCA has been included in the consolidated tax returns of the Company until the completion of its public offering in April 1996 (see Note 8). It will file separate income tax returns with its income tax liability reflected on a separate return basis.

         STOCK BASED COMPENSATION: The Company follows Accounting Principals Board opinion No. 25 "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board statement no. 123 (FAS 123), "Accounting for Stock-Based Compensation" permits a company to elect to follow the accounting provision of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclos-ures as well as various other disclosures not required under APB 25 for compan-ies following APB 25. See Note 5.

         FOREIGN CURRENCY TRANSLATION: The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. The change in the exchange rate from $1.55 per U.K. Pound at December 31, 1995 to $1.71 per U.K. Pound at December 31, 1996 was reflected by a favorable change in foreign currency translation adjustments of approximately $230,000. The exchange rate had declined to $1.60 per U.K. Pound at March 19, 1997. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         OTHER INCOME: Other income is comprised as follows:

                                                 Year Ended December 31,
                                               --------------------------
                                               1996       1995       1994
                                               ----       ----       ----
Interest income                              $414,207   $160,470   $ 75,950
Gain on Viragen note recovery                 227,703
Litigation settlement                         139,645
Other                                         152,704    174,090    221,326
                                             --------   --------   --------
                                             $934,259   $334,560   $297,276
                                             ========   ========   ========


         EARNINGS PER SHARE: Primary earnings per share is computed on the basis of the weighted average number of shares outstanding plus common equivalent shares from dilutive stock options using the modified treasury stock method for 1996 and 1995 and the treasury stock method for 1994. Fully diluted per share data has not been presented for 1995 and 1994 as it is not dilutive.

         CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts, reported in the balance sheet for cash and cash equivalents approximate their fair values. The credit risk associated with cash and cash equivalents are considered low due to the high quality of the financial institutions in which these assets are invested.

         CUSTOMER PAYMENT TERMS: The majority of the Company's sales are made at payment terms of net amount due in 30-45 days and do not require collateral.

         RECLASSIFICATIONS: Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

         The Company owns approximately 269,000 shares of Viragen (formerly a majority-owned subsidiary of the Company) common stock as of December 31, 1996. The carrying value of these securities was written off as of December 31, 1991. During 1996, 1995 and 1994 the Company sold approximately 682,000 shares, 173,000 shares and 375,000 shares of Viragen stock and recognized gains of approximately $2,584,000, $183,000 and $524,000, respectively.

         As a result of the implementation of FAS 115 (see Note 1), the Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market as of December 31, 1996 and by The National Quotation Bureau, Inc. at December 31, 1995. The trading price of the Viragen stock has fluctuated significantly. The closing bid price of Viragen common stock was $5.22 as of December 31, 1996. The closing bid price was $2.91 as of March 20, 1997.

         The Company had a second mortgage and related note due from Viragen. Under the terms of this note, the receivable was payable in monthly installments of $1,789, with a final payment of $361,412 due August 6, 1996. The note bore interest at 1% over prime. The note balance included

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.--Continued

amounts due from Viragen that were previously written off by the Company. In March, 1996, Viragen prepaid $165,000 on this note and paid off the remaining principal and accrued interest in August 1996. As a result of Viragen repaying amounts which had been offset by an allowance for amounts previously written off as uncollectable, the Company recognized a gain of approximately $228,000 in 1996. Interest earned on the note amounted to $14,000, $40,000 and $29,000 for 1996, 1995 and 1994, respectively.

         The Company has a royalty agreement with Viragen, pursuant to which it is to receive a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31,1995. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement, will comprise the final payment under the new agreement. Royalties income accrued under the amended agreement amounted to $1,000, $27,000 and $38,000 for 1996, 1995 and 1994,
respectively.

NOTE 3--LONG-TERM DEBT

         On February 8, 1996, Techdyne refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit due on demand secured by the Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this line of credit at December 31, 1996 and no amounts have been drawn down on this line as of that date.

         The bank has also extended two commercial term loans to Techdyne one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of approximately $691,000 at December 31, 1996 has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $167,000 at December 31, 1996 carries no prepayment penalty and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The financing under the new term loans provided cash proceeds to Techdyne of approximately $181,000 and included payment of the balance due under Techdyne's previous term loan of $517,000 and payment of a mortgage of the Parent, including accrued interest, on a building leased to Techdyne of $215,000 which represent non-cash financing activities which is a supplemental disclosure required by FAS 95.

                        MEDICORE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                               December 31, 1996

NOTE 3--LONG-TERM DEBT - Continued

         The Company has unconditionally guaranteed the payment and performance by Techdyne of the $2,000,000 revolving loan and the two commercial term loans.

         A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

         Long-term debt is as follows:

                                                                         December 31,
                                                                       -----------------
                                                                       1996         1995
                                                                       ----         ----

Term loan secured by real property with a carrying
  value of $1,035,000 at December 31, 1996. Monthly
  payments of principal and interest as described above             $690,894

Term loan secured by tangible personal property,
  goods and equipment with a carrying value of
  approximately $3,120,000 at December 31, 1996
  Monthly payments of principal and interest as
  described above                                                    166,764

Term loan secured by receivables, inventory and fixed
  assets with a carrying value of approximately
  $5,402,000 at December 31, 1996. Refinanced in
  February 1996 as described above                                               $549,508

Mortgage note secured by land and building with a net
  book value of $941,000 at December 31, 1996
  Quarterly payments of approximately $21,000
  based on exchange rates at December 31, 1996 for
  15 years commencing October, 1994 including interest
  at 2% above bank base rate                                         622,214      590,824

Promissory note secured by three certificates of
  deposit. Principal is due on April 21, 1997
  with interest payable monthly at prime                             145,000      145,000

Mortgage note secured by land and building with a net
  book value of $420,000 at December 31, 1996. Monthly
  principals payments of $3,333 plus interest at 1% over the prime rate. The loan is redeemable at the bank's option after
  November 30, 1993.                                                 280,032      320,028

Mortgage note secured by land and building with a net book value of $630,000 at December 31, 1996. Monthly principal payments of
  $2,667 plus interest at 1% over the prime rate. The loan is
  redeemable at the bank's option after November 30, 1993.           223,968      255,972


                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 3--LONG-TERM DEBT - Continued

                                                                  December 31,
                                                               -----------------
                                                               1996       1995
                                                               ----       ----
Equipment purchase agreement secured by equipment
  with a net book value of $360,000 at December 31,
  1996 Monthly payments of $4,435 commencing September
  1995, including principal and interest, through
  June 2000 with additional monthly payments of
  $2,750 commencing December 1996, including principal
  and interest, through September 2001 Interest at 12%   $  271,586   $  184,942

Mortgage note secured by land with a net book value of
  $107,000 at December 31, 1996. Monthly principal
  payments of $1,083 plus interest at 2% over the prime
  rate. The entire unpaid principal balance and
  accrued interest is due on April 1, 1998                   82,334       95,334

Mortgage note secured by land and building with a net
 book value of $484,000 at December 31, 1995. Monthly
 principal payments of $1,065 plus interest at 2% over
 the prime rate. Paid February 1996 as described above                   212,951

Other                                                        27,426       43,421
                                                         ----------   ----------
                                                          2,510,218    2,397,980
Less current portion                                        832,851    1,434,000
                                                         ----------   ----------
                                                         $1,677,367   $  963,980
                                                         ==========   ==========


         The prime rate was 8.25% as of December 31, 1996 and 8.5% as of December 31, 1995.

         Scheduled maturities of long-term debt outstanding at December 31, 1996 are: 1997 - $833,000; 1998 $244,000; 1999 - $177,000; 2000- $161,000; 2001-
$671,000; thereafter - $424,218. Interest payments on all of the above debt amounted to $224,000, $246,000 and $176,000 in 1996, 1995, and 1994,
respectively.

         In July 1994, the Company obtained a $230,000 mortgage to refinance a mortgage note and second mortgage note secured by land and building. This mortgage had a remaining balance of $212,951 at December 31, 1995 and was paid in February 1996 through Techdyne's bank loan refinancing. These represent noncash financing activities and is a supplemental disclosure required by SFAS 95.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                               December 31, 1996


NOTE 3--LONG-TERM DEBT - Continued

         In July 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. In connection with the purchase of the real property, Techdyne (Scotland) made a $110,000 payment and obtained a 15 year mortgage of approximately $620,000 with a variable interest rate of 2% above the bank's base rate. The mortgage transaction represents a noncash financing activity which is a supplemental disclosure required by SFAS 95. This mortgage had a remaining balance of $622,000 at December 31, 1996 and $591,000 at December 31, 1995.

         Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $342,000 at December 31, 1996 and had an option for additional funding which provided a total line of $620,000 at December 31, 1995. This line of credit, is secured by assets of Techdyne (Scotland) with a carrying value of approximately $5,786,000 at December 31, 1996 and $6,602,000 at December 31, 1995, and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of December 31, 1996 or December 31, 1995.

         Other debt includes various capital lease and other financing obligations. Such new financing obligations, net of down payments, amounted to $134,000, $208,000 and $36,000 for 1996, 1995 and 1994, respectively, which represents a noncash financing activity which is a supplemental disclosure required by SFAS 95.

NOTE 4--INCOME TAXES

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $5 million that expire in years 2003 through 2010. These net operating loss carryforwards are only available to offset future Techdyne (US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



NOTE 4--INCOME TAXES -- Continued

                                                   December 31,
                                             -----------------------
                                             1996               1995
                                             ----               ----
Deferred tax liabilities:
Tax over book depreciation                  $  314,000    $   338,644
Gain on sale of Techdyne and DCA stock       2,053,000      1,475,000
Unrealized gain on marketable
  securities                                   534,120        325,033
Other                                            1,880          -0-
                                            ----------    -----------
Total deferred tax liabilities               2,903,000      2,138,677
Deferred tax assets:
Obsolescence and other reserves                125,000        120,000
Inventory capitalization                        79,000         62,000
Accrued expenses and other                     229,000        109,000
                                             ---------    -----------
                                               433,000        291,000
Net operating loss carryforward              1,368,000      2,163,000
Valuation allowance                         (1,587,723)    (2,205,113)
                                            ----------    -----------
Net deferred tax assets                        213,277        248,887
                                            ----------    -----------
Net deferred tax liabilities                $2,689,723    $ 1,889,790
                                            ==========    ===========


         A deferred tax liability of $2,053,000 and $1,475,000 at December
31, 1996 and 1995, respectively, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the Company's investment in Techdyne and DCA at December 31, 1996 and the Company's investment in Techdyne at December 31, 1996. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Techdyne and DCA. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Scotland). A current deferred tax liability has been recorded for the unrealized gain on marketable securities. See Note 2.

         Income before income taxes includes the following components:

                            Year Ended December 31
                       -------------------------------
                       1996         1995          1994
                       ----         ----          ----

United States       $3,260,262   $2,086,741   $  317,385
Foreign                782,641    1,506,389      854,478
                    ----------   ----------   ----------
                    $4,042,903   $3,593,130   $1,171,863
                    ==========   ==========   ==========

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 4-INCOME TAXES--Continued

         Significant components of the provision (benefit) for income taxes are as follows:

                                           Year Ended December 31,
                                      --------------------------------
                                      1996          1995          1994
                                      ----          ----          ----

Current:
  Federal                           $  440,000    $ 24,660   $
  Foreign                              259,270     493,286      261,445
  State                                 70,000                   13,126
                                    ----------    --------   ----------
                                       769,270     517,946      274,571
Deferred:
 Federal                               578,000     761,000
 Foreign                                 3,476      16,680       26,755
                                    ----------  ----------   ----------
                                       581,476     777,680       26,755
                                    ----------  ----------   ----------
                                    $1,350,746  $1,295,626   $  301,326
                                    ==========  ==========   ==========



         The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:


                                            Year Ended December 31,
                                         -------------------------------
                                         1996          1995         1994
                                         ----          ----         ----

Tax at statutory rate               $1,374,587     $ 1,221,664    $   398,433
Increase (reduction) in
  taxes resulting from:
  State income taxes-net
    of federal income tax
    effect                              49,898                          8,584
  Lower effective income
    taxes of other countries            (7,826)        (15,064)        (8,545)
  Valuation allowance
    adjustments and other              (65,913)         89,026        (97,146)
                                    ----------     -----------    -----------
                                    $1,350,746     $ 1,295,626    $   301,326
                                    ==========     ===========    ===========


                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 4-INCOME TAXES--Continued

         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,930,000 at December 31, 1996 and $2,410,000 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $147,000 and $121,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1996 and December 31, 1995, respectively.

         Income tax payments were approximately $487,000 in 1996, $300,000 in 1995, and $38,000 in 1994.

NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options because, as is discussed below, FASB Statement No. 123, "Accounting for Stock Based Compensation" (FAS123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

         In September 1994, the Company granted options to a consulting firm to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997. Options for 200,000 shares were transferred by the consulting firm to another party in September 1996. The options vested on the basis of 25% of the aggregate as of the end of each quarter beginning with the quarter ended December 31, 1994.

         In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity section of the balance sheet, with interest at 5.36%. The notes were secured by the 480,000 shares purchased, held in escrow by the Company, with voting rights held by the shareholders until default, if any, under the notes. In June 1996, the Company forgave the balances due under the notes including accrued interest in accordance with which it recorded approximately $344,000 in compensation expense.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--Continued

         The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, of which there are 807,000 outstanding at December 31, 1996, as a service award to officers, directors, consultants and certain employees of the Company and certain of its subsidiaries under its 1989 Stock Option Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000 and are exercisable 50% on or after the first anniversary date of grant and in full on or after the second anniversary date of grant.

         On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. 2,000 shares under this plan have been issued to the managing director of the Company's European operations for which the Company recorded approximately $6,000 in compensation expense during the second quarter of 1996. The Company recorded compensation expense of approximately $154,000 in 1994 for the issuance of 410,000 shares of common stock, to certain officer, directors and employees.

         In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options of which there are 174,000 outstanding at December 31, 1996 to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years at $1 per share. Options for 50,700 shares were exercised in 1996 and for 400 shares in 1995.

         On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

         In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's Board of Directors granted 210,000 options, of which there are 194,000 outstanding as of December 31, 1996, to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

         In August 1996, DCA's Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers. These options vested immediately and are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

         Pro forma information regarding net income and earnings per share is required by Statements 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants in 1995 and option modifications in 1996, respectively: risk-free interest rates of 6.75% and 5.65%; no dividend yield; volatility factor of the expected market price of the Company's common stock of
 .68 and a weighted-average expected life for the 1995 options of 2.5 years and for the options modified in 1996 of .75 years.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--Continued

         The Black Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's' opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information which includes the pro forma effect of its own options, as well as the pro forma effects related to the Company's interest in Techdyne and DCA pro forma adjustments follows:

                                             1996             1995
                                             ----             ----
Pro forma net income                  $   2,067,004   $   1,868,863
                                      =============   =============
Pro forma earnings per share
  Primary                             $         .35   $         .32
                                      =============   =============
Fully Diluted                         $         .34
                                      =============

         A summary of the Company's stock option activity, and related information for the years ended December 31, follows, with newly modified options being reflected as grants and the original grants being modified reflected as cancellations:


                                                          1996                       1995
                                                          ----                       ----
                                                              Weighted                    Weighted
                                                               Average                     Average
                                                  Options   Exercise Price   Options    Exercise Price
                                                  -------   --------------   -------    --------------

Outstanding-beginning of year                   1,209,000       $2.42         400,000        $1.25
Granted                                           809,000        2.38         809,000         3.00
Cancellations                                    (809,000)       3.00
Forfeited                                          (1,000)       3.00
Expired                                            (1,000)       3.00
                                                ---------                   ---------
Outstanding-end of year                         1,207,000        2.01       1,209,000         2.42
                                                =========                   =========
Exercisable at end of year                        803,500        1.82         400,000         1.25
                                                =========                   =========
Weighted-average fair value of options
  granted, including modified options,
  during the year                                $    .59                       $1.37
                                                  =======                     =======


         The exercise price for the Company's options outstanding as of December 31, 1996 ranged from $1.25 to $2.38. The weighted average remaining contractual life of those options is 2.4 years.

         The Company has 1,800,000 shares reserved for future issuance.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--Continued

         The fair value of Techdyne options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options issued during 1995: risk-free interest rate of 6.75%; no dividend yield; volatility factor of the expected market price of Techdyne common stock of .56% and a weighted average expected life of the options of 2.5 years.

         A summary of Techdyne's stock option activity, and related information for the years ended December 31, follows:

                                                          1996                       1995
                                                          ----                       ----
                                                              Weighted                    Weighted
                                                               Average                     Average
                                                  Options   Exercise Price   Options    Exercise Price
                                                  -------   --------------   -------    --------------
Outstanding-beginning of year                     378,400        $1.30       227,500           $1.00
Granted                                                                      152,500            1.75
Exercised                                         (50,700)        1.00          (400)           1.00
Expired                                            (1,200)        1.00        (1,200)           1.00
                                                  -------                    -------
Outstanding-end of year                           326,500         1.35       378,400            1.30
                                                  =======                    =======
Exercisable at end of year                        326,500         1.35       378,400            1.30
                                                  =======                    =======
Weighted-average fair value of
  options granted during the year                                            $   .69
                                                                             =======


         Exercise prices for Techdyne's options outstanding as of December 31, 1996 ranged from $1.00 to $1.75. The weighted-average remaining contractual life of those options is 2.8 years.

         The fair value of DCA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options issued during 1995 and 1996, respectively; risk-free interest rates of 6.5% and 5.75%; no dividend yield; volatility factor of DCA common stock of .50 for both years; and a weighted average expected life of the options of 2.5 years and 1.5 years.

         A summary of DCA's stock option activity, and related information for the years ended December 31, follows:


                                                          1996                       1995
                                                          ----                       ----
                                                              Weighted                    Weighted
                                                               Average                     Average
                                                  Options   Exercise Price   Options    Exercise Price
                                                  -------   --------------   -------    --------------

Outstanding-beginning of year                     210,000      $1.50
Granted                                            15,000       4.75         210,000         $1.50
Exercised                                          (6,000)      1.50
Expired                                           (10,000)      1.50
                                                  -------                    -------
Outstanding-end of year                           209,000                    210,000          1.50
                                                  =======                    =======

November 1995 options                             194,000       1.50         210,000          1.50
August 1996 options                                15,000       4.75
                                                  -------                    -------
                                                  209,000                    210,000          1.50
                                                  =======                    =======

Exercisable at end of year                        209,000                    210,000          1.50
                                                  =======                    =======

November 1995 options                             194,000       1.50         210,000          1.50
August 1996 options                                15,000       4.75
                                                  -------                    -------
                                                  209,000                    210,000          1.50
                                                  =======                    =======
Weighted-average fair value of options
   granted during the year                        $  1.30                    $   .54
                                                  =======                    =======


                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996

NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--Continued

         Exercise prices for the DCA options outstanding as of December 31, 1996 were $1.50 for the November 1995 options and $4.75 for the August 1996 options. The remaining contractual life for the November 1995 options is 3.9 years and for the August 1996 options is 2.6 years.

NOTE 6--OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC LOCATION AND FOREIGN
        OPERATIONS

         Industry segment and geographical data and foreign operations for the years ended December 31, 1996, 1995 and 1994, included on pages 1 and 2 of Form 10-K are an integral part of these financial statements. The following summarizes additional information about the reported industry segments:

                                        Year Ended December 31,
                                      -----------------------------
                                      1996        1995         1994
                                      ----        ----         ----
DEPRECIATION EXPENSE
Medical Services                 $  199,315   $  116,510   $   85,734
Medical Products                     33,053       19,735       17,548
Electro-Mechanical                  368,619      332,602      285,691

CAPITAL EXPENDITURES
Medical Services                 $  386,502   $  877,545   $   30,879
Medical Products                    149,505        7,132       30,567
Electro-Mechanical                  704,304      530,669    1,052,606



         A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced, as occurred with Compaq and Avid as noted below.


         Electro-mechanical sales to major customers are as follows:


                                                          Year Ended December 31,
                                                     -------------------------------
   Customers                                         1996        1995           1994
   ---------                                         ----        ----           ----
Compaq Computer Corp.                           $ 8,497,000   $10,849,000   $ 8,058,000
Avid Technology                                                 5,653,000
IBM                                               4,275,000                   3,305,000
EMC and its related suppliers                     2,807,000



      Included in the sales to Compaq were sales by Techdyne (Scotland) of $8,427,000, which accounted for 84% of the sales of Techdyne (Scotland) for 1996. Increased competition in the bidding

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
                               December 31, 1996


NOTE 6--OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC LOCATION AND FOREIGN OPERATIONS--Continued

for this Compaq business has resulted in a substantial loss of Compaq sales by Techdyne (Scotland) commencing in the third quarter of 1996 and reduced profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing cost reduction and new business development efforts to attempt to make up for reductions in Compaq business, although there can be no assurance as to the success of such efforts.

         The Company experienced a loss of a majority of its sales to Avid in 1996 as a result of a change in one of the products it produces for Avid. The Company is pursuing cost reduction and new business development efforts to attempt to make up for the Avid sales loss, although there can be no assurances as to the success of such efforts.

         Medical services revenues, which represents revenues of the Company's dialysis division, are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

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

         Medical product sales are highly dependent on contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues would have a material adverse effect on the operations of the Medical Products Division. The Company has decided to shutdown the durable medical equipment portion of its medical products business due to its unprofitable operations and has recorded approximately $305,000 in costs in connection with this shutdown. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 7--COMMITMENTS AND CONTINGENCIES

         COMMITMENTS: The Company and subsidiaries have leases on several facilities which expire at various dates. The aggregate lease commitments at December 31, 1996 are approximately: 1997 -

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 7--COMMITMENTS AND CONTINGENCIES-Continued

$344,000; 1998 - $222,000; 1999 - $174,000; 2000 - $67,000, 2001-$17,000. Total
rent expense was approximately $608,000 in 1996, $533,000 in 1995 and $502,000 in 1994.

         Pursuant to completion of its public offering, Techdyne entered into a consulting agreement with the underwriter for a term of 18 months at $3,000 per month fully paid on October 2, 1995, the completion date of the underwriting, to provide financial consulting services pertaining to Techdyne's business. See
Note 8.

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

NOTE 8 -- SUBSIDIARY STOCK OFFERINGS

         In October 1995, Techdyne completed a public offering of its securities providing that subsidiary with net proceeds of approximately $3,321,000 for which the Company recognized a gain of approximately $2,002,000 with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         DCA completed a public offering in April 1996, with net proceeds of the offering, including the exercise of the overallotment option for 150,000 units, of approximately $3,445,000 for which the Company has recorded a gain of approximately $1,521,000 with applicable income taxes of $578,000, resulting in a net gain of approximately $943,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 9 -- RELATED PARTY TRANSACTIONS

         During 1996, 1995 and 1994, the Company paid premiums of approximately $516,000, $490,000, and $460,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

         During 1996, 1995 and 1994, legal fees of $202,000, $217,000, and
$190,000, respectively, were paid to an officer of the Company.

                        MEDICORE, INC. AND SUBSIDIARIES

                               December 31, 1996


NOTE 10 -- QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following summarizes certain quarterly operating data:

                                Year Ended December 31, 1996                      Year Ended December 31, 1995
                        ---------------------------------------------     ---------------------------------------------
                        March 31     June 30     Sept. 30     Dec. 31     March 31     June 30     Sept. 30     Dec. 31
                        --------     -------     --------     -------     --------     -------     --------     -------
                                                      (In thousands except per share data)

Net sales               $8,230       $7,524      $6,634       $7,293      $7,574       $9,511      $9,095       $7,960

Gross profit             1,593        1,396       1,288        1,156       1,601        1,616       1,607        1,244

Gain on securities
  offering of subsidiary              1,521                                                                      2,002

Realized gain on sale of
  marketable securities    562          924         308          790                       69          97           17

Net income                 725        1,281         333           78         461          488         370          932

Earnings per share:
  Primary               $  .12       $  .21      $  .06       $  .01      $  .08       $  .09      $  .06       $  .15
  Fully diluted         $  .12       $  .21      $  .06       $  .01      $  .08       $  .09      $  .06       $  .15

         Since the computation of earnings per share is made independently for each quarter using the modified treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded the following losses which were material to the results of the fourth quarter:

                                                          1996        1995      1994
                                                          ----        ----      ----
Shutdown durable medical equipment operations             $305
Inventory valuation and obsolescence                                            $207
Expense startup costs of new dialysis centers                           80
                                                          ----        ----      ----
                                                          $305        $ 80      $207
                                                          ====        ====      ====


Schedule II - Valuation and Qualifying Accounts

Medicore, Inc. and Subsidiary
Year ended December 31, 1996

------------------------------------------------------------------------------------------------------------------------------------
             COL. A                   COL. B                        COL. C                            COL. D             COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                        Additions            Additions
                                     Balance at         Charged to           Charged to            Other Charges         Balance
                                     Beginning           Cost and          Other Accounts           Add (Deduct)        at End of
        Classification               Of Period           Expenses             Describe                Describe           Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable
   accounts                          $244,000           $275,408                                   $(134,408)(1)        $385,000
  Reserve for inventory
   obsolescence                       319,000             91,913                                    (241,913)(2)         169,000
                                     --------           --------             ---------             ---------            --------
                                     $563,000           $367,321             $       0             $(376,321)           $554,000
                                     ========           ========             =========             =========            ========

YEAR ENDED DECEMBER 31, 1995:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable
   accounts                          $133,000           $136,221                                   $ (25,221)(1)        $244,000
  Reserve for inventory
   obsolescence                       255,000            294,860                                    (230,860)(2)         319,000
                                     --------           --------             ---------             ---------            --------
                                     $388,000           $431,081             $       0             $(256,081)           $563,000
                                     ========           ========             =========             =========            ========

YEAR ENDED DECEMBER 31, 1994:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable
   accounts                          $ 44,000           $ 34,000                                   $  55,000            $133,000
  Reserve for inventory
   obsolescence                       157,000            282,000                                    (184,000)            255,000
                                     --------           --------             ---------             ---------            --------
                                     $201,000           $316,000             $       0             $(129,000)           $388,000
                                     ========           ========             =========             =========            ========



(1) Uncollectable accounts written off, net of recoveries.
(2) Net write-offs against inventory reserves.

Schedule II - Valuation and Qualifying Accounts

Medicore, Inc. and Subsidiary
Year Ended December 31, 1996



------------------------------------------------------------------------------------------------------------------------
                   COL. A                           COL. B             COL. C                  COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------
                                                               Additions     Additions
                                                  Balance at   Charged to    Charged to     Other Charges        Balance
                                                  Beginning    Cost and    Other Accounts   Add (Deduct)       at End of
               Classification                     of Period    Expenses       Describe         Describe           Period
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts        $244,000      $275,408                    $ (134,408)(1)       $385,000
      Reserve for inventory obsolescence           319,000        91,913                      (241,913)(2)        169,000
                                                 ---------      --------     ---------       ---------           --------
                                                  $563,000      $367,321     $       0       $(376,321)          $554,000
                                                  ========      ========     =========       =========           ========
YEAR ENDED DECEMBER 31, 1995:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts       $ 133,000      $126,221                     $ (15,221)(1)       $244,000
      Reserve for inventory obsolescence           235,000       294,860                      (230,860)(2)        319,000
                                                 ---------      --------     ---------       ---------           --------
                                                  $388,000      $421,081     $       0       $ 246,081           $563,000
                                                  ========      ========     =========       =========           ========

YEAR ENDED DECEMBER 31, 1994:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncorrectable accounts       $  44,000      $ 34,000                     $  54,000           $133,000
      Reserve for inventory obsolescence           157,000       282,000                      (184,000)           255,000
                                                 ---------      --------     ---------       ----------          --------
                                                  $201,000      $316,937     $       0       $(129,937)          $388,000
                                                  ========      ========     =========       =========           ========


(1) Uncollectable accounts written off, net of recoveries.
(2) Net write-offs against inventory reserves.

                                 EXHIBIT INDEX
                                 -------------

         3.  Exhibits

          (3) Articles of Incorporation, as amended and By-Laws, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1980, Part IV, Item 11, (a) 3 (3)); and new Article XXV of the By-Laws.

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

               (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1981, Part IV, Item 11 (a)(3)(xv)).

              (iii) Amendment to lease between the Company and Heights Plaza
                    Associates, dated October 28, 1985 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, Part IV, Item 14 (a) 3
                    (10) (ix)).

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

               (vi) Lease Agreement between the Company and Techdyne, Inc. (1)
                    dated July 17, 1990 (incorporated by reference to Techdyne Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991, Part IV, Item 14(a) 3 (10) (vii)).

              (vii) Royalty Agreement between the Company and Viragen, Inc. (2)
                    dated November 7, 1986 (incorporated by reference to the Company's Current Report on Form 8-K, December, 1986, Item 7
                    (c)(iv)).

             (viii) Amended Royalty Agreement between the Company and Viragen,
                    Inc. (2) dated November 21, 1989 (incorporated by reference to the Company's Current Report on Form 8-K dated December 6, 1989, Item 7(c)(i)).

               (ix) Employment Agreement between Techdyne (Scotland) Limited(3)
                    and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1987, Part IV, Item 14(a)(10)(x)).

               (x) Guarantee of Techdyne (Scotland) Limited(3) Line of Credit with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne Annual Report on Form 10-K for the Year Ended December 31, 1988 ("1988 Form 10-K"), Part IV, Item 14(a) (10)(vii)).

               (xi) Loan Agreement between Dialysis Corporation of America(4)
                    and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to the 1988 Form 10-K,
                    Part IV, Item 14(a) (10)(xxx)).

              (xii) Medical Director's Agreement between Dialysis Services of
                    Florida, Inc. - Fort Walton Beach (5) and Henry M. Haire, M.D., P.A. dated December 19, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 ("1989 Form 10-K"), Part IV, Item 14(a) 3(10)(xxi)).

             (xiii) Renewal of Medical Director's Agreement between Dialysis
                    Services of Florida, Inc. - Fort Walton Beach (5) and Henry
                    M. Haire, M.D., P.A. dated August 1, 1994[*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(xiv)).

              (xiv) Lease between Premier Development of Orlando, Inc. and
                    Dialysis Services of Florida, Inc. - Fort Walton Beach (5), with Rider and Guarantee of Dialysis Corporation of America(4) dated May 24, 1989 (incorporated by reference to the Company's 1989 Form 10-K, Part IV, Item 14(a)(xxii)).

               (xv) Addendum No. 1 to Lease between Premier Development of
                    Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach (5) dated August, 1991 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"), Part IV, Item 14(a) 3(10) (xvi)).

              (xvi) Lease Renewal between JACO, L.C. and Dialysis Services of
                    Florida, Inc. - Fort Walton Beach(5) dated November 29, 1993 (incorporated by reference to the Company's 1993 From 10-K,
                    Part IV, Item 14(a) 3(10) (xvii)).

               [*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

             (xvii) Agreement to Sell Real Property between the Company and
                    Techdyne, Inc.(1) dated March 27, 1990 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1989, Part IV, Item 14(a) 3(10)(x)). (xviii) Lease Agreement between Techdyne (Houston), Inc. (6) and George Wimpey of Texas, Inc. dated July 30, 1991 (incorporated by reference to Techdyne's 1991 Form 10-K,
                    Part IV, Item 14 (a) 3 (10) (viii)).

              (xix) Assignment and Assumption Agreement between Techdyne
                    (Houston), Inc. (6), the Company and George Wimpey of Texas, Inc. dated February 28, 1992 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1991 ("Techdyne 1991 Form 10-K"), Part IV, Item 14 (a) 3 (10) (ix)).

               (xx) Lease Agreement between Techdyne, Inc.(1) and George Wimpey of Texas, Inc. dated February 4, 1994 (incorporated by reference to the Company's 1993 Form 10-K, Part IV, Item 14(a) 3(10) (xxxiv)).

              (xxi) Lease between the Company and Viragen, Inc.(2) dated
                    December 8, 1992 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8-K"), Item 7(c)(i)).

             (xxii) Addendum to Lease between the Company and Viragen, Inc.(2)
                    dated January 15, 1993 (incorporated by reference to the Company's current report on Form 8-K dated January 21, 1993 ("January, 1993 Form 8-K"), Item 7(c)(ii)).

            (xxiii) First Amendment to Lease between Dialysis Corporation of
                    America(4) and Renal Treatment Centers - Maryland, Inc. dated November 16, 1992 (incorporated by reference to the Company's January, 1993 Form 8-K, Item 7(c)(xii)).

             (xxiv) Lease Agreement between the Company and Brett D. Anderson and Suzanne M. Anderson dated November 17, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Part IV,
                    Item 14 (a) (10) (lvi)).

              (xxv) Mortgage between Techdyne (Scotland) Limited(3) and The
                    Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II,
                    Item 6 (a) (28) (vi)).

             (xxvi) Agreement ("Missives") between Techdyne (Scotland) Limited
                    (3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(3) of Its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6 (a) (28)
                    (vii)).

            (xxvii) Medical Directors Agreement between Dialysis Services of
                    Pennsylvania, Inc. - Wellsboro (7) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6 (a) (10)
                    (I)).

           (xxviii) Agreement for In-Hospital Dialysis Services between
                    Dialysis Services of Pennsylvania, Inc. - Wellsboro (7) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6 (a) (10) (ii)).

                [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

             (xxix) Form of Promissory Note executed by all optionees to the
                    Company dated September 12, 1994 ** (incorporated by reference to the Company's Current Report on Form 8-K dated October 13, 1994 ("October, 1994 Form 8-K"), Item 7 (c) (99)
                    (i)).

              (xxx) Form of Escrow Agreement executed by all optionees with the
                    Company and the Escrow Agent dated September, 1994 *** (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7 (c) (99) (ii)).

             (xxxi) Consulting Agreement between the Company and Performance
                    Capital Corporation dated September 30, 1994 (incorporated by reference to the Company's October, 1994 Form 8-K, Item 7
                    (c) (99) (iii)).

            (xxxii) Stock Option Agreement between the Company and
                    Performance Capital Corporation dated September 26, 1996.

           (xxxiii) Stock option Agreement between the Company and Joseph
                    Dillon & Company, Inc. dated September 26, 1996.

            (xxxiv) Medical Directors Agreement between Dialysis Services of
                    Pennsylvania, Inc. - Lemoyne (7) and Herbert I. Soller, M.D. dated January 30, 1995 [*](incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(ix)).

             (xxxv) Lease Agreement between Dialysis Services of Pennsylvania,
                    Inc. - Wellsboro(7) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3(10)(lxii)).

            (xxxvi) Form of Exclusive Sales Representative Agreement between
                    Techdyne, Inc. (1) and sales representative **** (incorporated by reference to the Company's 1994 Form 10-K,
                    Part IV, Item 14(a) 3(10)(lxiv)).

           (xxxvii) 1994 Stock Option Plan of Techdyne, Inc. (1)
                    (incorporated by reference to the Company's 1994 Form 10-K,
                    Part IV, Item 14(a) 3(10)(lxv)).

          (xxxviii) Form of Stock Option Certificate issued under 1994
                    Stock Option Plan of Techdyne, Inc. (1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, 14(a) 3(10)(lxvi)).

            (xxxix) Form of Stock Option Agreement dated February 17, 1995 issued to directors of Techdyne, Inc. (1) ***** (incorporated by reference to the Company's 1994 Form 10-K,
                    Part IV, Item 14(a) 3(10)(lxvii)).

               (xl) Lease Agreement between Dialysis Corporation of America (4)
                    and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the Company's Form 10-K, Part IV, Item 14(a) 3(10)(lxviii)).

              (xli) Tenant Subordination Agreement by J.A. Hunt Services, Inc.,
                    dated February, 1997.


               [*] Confidential portions omitted, have been filed separately with the Securities and Exchange Commission.

             (xlii) Lease Purchase Agreement between the Dialysis Corporation of America (5) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Dialysis Corporation of America's Annual report on Form 10-K for the Year Ended December 31, 1996, Part IV, Item 14 (a) 3(10)(xxviii)).

            (xliii) Employment Agreement between All American Medical &
                    Surgical Supply Corp.(8) and Lou Ghelli dated October 26, 1995 (incorporated by reference to the Company's 1995 Form 10-Q, Part II, Item 6(a)(10)(iii)).

             (xliv) Loan and Security Agreement between Techdyne, Inc.(1) and
                    Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated February 23, 1996 ("Techdyne February 1996 Form 8-K), Item 7(c)(99)(i)).

              (xlv) Revolving Demand Promissory Note for $2,000,000 from
                    Techdyne, Inc.(1) to Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ii)).

             (xlvi) Unconditional and Continuing Guaranty of Payment and
                    Performance by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(iii)).

            (xlvii) Subordination Agreement among Barnett Bank, the Company and Techdyne, Inc.(1) dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(iv)).

           (xlviii) Loan Agreement for $712,500 between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(v)).

            (xlvix) Promissory Note for $712,500 from Techdyne, Inc.(1) to
                    Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vi)).

               (l) Mortgage and Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vii)).

               (li) Assignment of Leases, Rents and Profits by the Company in
                    favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(viii)).

              (lii) Promissory Note for $200,000 from Techdyne, Inc.(1) to
                    Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ix)).

             (liii) Security Agreement between Techdyne, Inc.(1) and Barnett
                    Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(x)).

              (liv) Lease between All American Medical & Surgical Supply
                    Corp.(8) and Bart Castellano dated November 1, 1995 (incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K"), Part IV, Item 14(a) 3(10)(lxi).

               (lv) Lease between Dialysis Corporation of America(4) and
                    Dialysis Services of Pennsylvania, Inc. - Lemoyne(7) dated November 30, 1995 (incorporated by reference to the Company's1995 Form 10-K, Part IV, Item 14(a) 3(10)(lxii).

              (lvi) 1995 Stock Option Plan of Dialysis Corporation of
                    America(4) (incorporated by reference to the Company's1995 Form 10-K, Part IV, Item 14(a) 3(10)(lxiii).

             (lvii) Form of Stock Option Certificate dated November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's1995 Form 10-K, Part IV, Item 14(a) 3(10)(lxiv).

            (lviii) Employment Agreement between Techdyne, Inc.(1) and Barry
                    Pardon dated March 13, 1996(incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 13 (a) 2 (10)(viii)).

             (lvix) Service Agreement between the Company and Techdyne Inc., dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, effective December 11, 1996, Part II, Item 16, Exhibit 10(a)).

         (11)       Statement re computation of per share earnings.

         (21)       Subsidiaries of the registrant.



                    None

----------

(1)      63% owned subsidiary.
(2)      Former public subsidiary of the Company; spun-off in 1986.
(3)      100% owned subsidiary of Techdyne, Inc.
(4)      67% owned subsidiary.
(5)      80% owned subsidiary of Dialysis Corporation of America.
(6)      Dissolved subsidiary of Techdyne, Inc.
(7)      100% owned subsidiary of Dialysis Corporation of America.
(8)      95% owned subsidiary of the Company.


** All (10) optionees executed their options and executed the same promissory note except as to amounts due.

*** All (10) optionees entered into the same escrow agreement except as to the amounts of shares escrowed.

**** There are five such Agreements, all the same but for the territory assigned.

***** Option to directors is the same except as to amount of underlying shares purchasable.