Form 10-Q
period 1997-03-31
MEDICORE INC
filed 1997-05-09
CIK 8643

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-6906

                                 MEDICORE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                              59-0941551
------------------------------                              -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2337 West 76th Street, Hialeah, Florida                            33016
----------------------------------------                         ----------
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

Yes [X]or No[ ]

Common Stock Outstanding

     Common Stock, $.01 par value -- 5,456,940 shares as of April 30, 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

    The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 1997 and March 31, 1996 include the accounts of the Registrant and all its subsidiaries.

Item 1.   Financial Statements
-------   --------------------

     1) Consolidated Condensed Statements of Income for the three months ended March 31, 1997 and March 31, 1996.

     2) Consolidated Condensed Balance Sheets as of March 31, 1997 and December 31, 1996.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996.

     4)   Notes to Consolidated Condensed Financial Statements as of March 31,
          1997.

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   and Results of Operations
          -----------------------------------------------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                         MEDICORE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             ------------------
                                                                             1997            1996
                                                                             ----            ----
REVENUES
    Sales                                                                $ 7,757,836    $ 8,229,558
    Gain on subsidiary securities offering and warrants exercise              60,981
    Realized gain on sale of marketable securities                            49,493        562,029
    Other income                                                             145,944        120,780
    Litigation settlement                                                                   139,645
                                                                         -----------    -----------
                                                                           8,014,254      9,052,012
COST AND EXPENSES
    Cost of goods sold                                                     6,165,392      6,636,687
    Selling, general and administrative expenses                           1,421,120      1,289,290
    Interest expense                                                          55,791         54,919
                                                                         -----------    -----------
                                                                           7,642,303      7,980,896
                                                                         -----------    -----------
        INCOME BEFORE INCOME TAXES
         AND MINORITY INTEREST                                               371,951      1,071,116

Income tax (benefit) provision                                               (24,341)       189,927
                                                                         -----------    -----------

        INCOME BEFORE MINORITY INTEREST                                      396,292        881,189

Minority interest in earnings of consolidated subsidiaries                  (129,929)      (155,936)
                                                                         -----------    -----------

        NET INCOME                                                       $   266,363    $   725,253
                                                                         ===========    ===========

Net income per share                                                     $       .04    $       .12
                                                                         ===========    ===========





See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           MARCH 31,    DECEMBER 31,
                                                                             1997          1996(A)
                                                                           ---------    ------------
                                                                         (Unaudited)
                       ASSETS
Current Assets:
    Cash and cash equivalents                                            $  8,767,258   $ 10,665,826
    Marketable securities                                                     648,170      1,405,579
    Short-term investments                                                    131,803        129,472
    Accounts receivable, less allowances of $369,000 at
          March 31, 1997 and $385,000 at December 31, 1996                  4,735,801      3,711,600
    Inventories, less allowances for obsolescence of $178,000 at
          March 31, 1997 and $169,000 at December 31, 1996                  4,174,063      3,637,556
    Prepaid expenses and other current assets                                 517,296        589,502
                                                                         ------------   ------------
         Total current assets                                              18,974,391     20,139,535
Property and Equipment
    Land and improvements                                                   1,016,055      1,024,455
    Building and building improvements                                      3,089,558      2,986,126
    Equipment and furniture                                                 6,496,148      6,364,188
    Leasehold improvements                                                    407,570        392,607
                                                                         ------------   ------------
                                                                           11,009,331     10,767,376
    Less accumulated depreciation and amortization                          4,864,728      4,728,167
                                                                         ------------   ------------
                                                                            6,144,603      6,039,209
Deferred expenses and other assets                                            200,762        204,361
Costs in excess of net tangible assets acquired, less accumulated amortization of $367,000 at March 31, 1997 and $356,000
     at December 31, 1996                                                     690,581        701,747
                                                                         ------------   ------------
                                                                         $ 26,010,337   $ 27,084,852
                                                                         ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                     $  2,893,559   $  2,726,817
    Accrued expenses and other current liabilities                          1,160,784      1,412,623
    Current portion of long-term debt                                         671,043        832,851
    Income taxes payable                                                      297,389        788,976
    Deferred income taxes                                                     246,305        534,120
                                                                         ------------   ------------
               Total current liabilities                                    5,269,080      6,295,387

Long-term debt                                                              1,765,752      1,677,367
Deferred income taxes                                                       2,175,560      2,155,603
Minority interest in subsidiaries                                           3,946,243      3,935,037

Commitments and contingencies

Stockholders' Equity
    Common stock, $.01 par value authorized 12,000,000 shares;
       issued and outstanding 5,456,940 shares                                 54,569         54,569
    Capital in excess of par value                                         11,493,255     11,493,255
    Retained earnings                                                         875,909        609,546
    Foreign currency translation adjustment                                    28,104         (7,371)
    Unrealized gain on marketable securities for sale                         401,865        871,459
                                                                         ------------   ------------
                 Total Stockholders' Equity                                12,853,702     13,021,458
                                                                         ------------   ------------
                                                                         $ 26,010,337   $ 27,084,852
                                                                         ============   ============



(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission in March, 1997.

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    ------------------
                                                                                   1997           1996
                                                                                   ----           ----
OPERATING ACTIVITIES
    Net income                                                               $    266,363    $    725,253
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation                                                             176,502         157,286
         Amortization                                                              17,670          18,807
         Bad debt expense                                                          38,390          29,831
         Gain on Viragen note collection                                                          (24,123)
         Provision for inventory obsolescence                                      20,881          72,550
         Gain on sale of securities                                               (49,493)       (562,029)
         Gain on subsidiary securities offering and warrants exercise             (60,981)
         Minority interest                                                        129,929         155,936
         Deferred income taxes                                                     24,151
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                                 (1,090,087)       (316,345)
           Inventories                                                           (590,609)        327,001
           Prepaid expenses and other current assets                               62,797         147,979
           Accounts payable                                                       190,183        (617,837)
           Accrued expenses and other current liabilities                        (233,113)       (239,565)
           Income taxes payable                                                  (479,259)        171,496
                                                                             ------------    ------------
               Net cash (used in) provided by operating activities             (1,576,676)         46,240

INVESTING ACTIVITIES
    Additions to property and equipment, net of minor disposals                  (331,734)        (88,101)
    Payments received on note receivable from Viragen, Inc.                                       170,368
    Proceeds from short-term investments                                           98,472          93,854
    Short-term investments                                                       (100,802)        (96,192)
    Proceeds from sale of securities                                               49,493         562,029
    Deferred expenses and other assets                                             (2,627)       (108,601)
                                                                             ------------    ------------
      Net cash (used in) provided by investing activities                        (287,198)        533,357

FINANCING ACTIVITIES
    Proceeds from exercise of subsidiary public offering warrants                 130,625
    Proceeds from long-term borrowings                                                            181,476
    Payments on long-term borrowings                                              (64,904)        (91,949)
    Deferred financing costs                                                        1,032         (14,168)
    Proceeds from exercise of stock options                                           300
                                                                             ------------    ------------
       Net cash provided by (used in) financing activities                         67,053          75,359
Effect of exchange rate fluctuations on cash                                     (101,747)        (17,477)
                                                                             ------------    ------------
Decrease (increase) in cash and cash equivalents                               (1,898,568)        637,479
Cash and cash equivalents at beginning of year                                 10,665,826       4,836,512
                                                                             ------------    ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  8,767,258    $  5,473,991
                                                                             ============    ============




See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 67.2% owned subsidiary, Dialysis Corporation of America ("DCA") (see Note 8) and Medicore's 63.1% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiaries Techdyne (Scotland) Limited ("Techdyne (Scotland)" and Techdyne Livingston Limited (a subsidiary of Techdyne (Scotland)), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

SALE OF STOCK BY SUBSIDIARIES

The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 8.

INVENTORIES

Inventories are comprised of the following:

                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   ------------
Electronic and mechanical components, net:
Finished goods                                       $  436,356   $  486,863
Work in process                                         745,149      478,481
Raw materials and supplies                            2,473,141    2,083,990
                                                     ----------   ----------
                                                      3,654,646    3,049,334
Medical supplies                                        519,417      588,222
                                                     ----------   ----------
                                                     $4,174,063   $3,637,556
                                                     ==========   ==========

BUSINESS

The Company manufactures and distributes medical products. The Company, through its subsidiary, Techdyne, including its wholly-owned subsidiary, Techdyne (Scotland), is an international contract manufacturer of electronic, electro-mechanical and plastic insert injection molded products used by original equipment manufacturers and distributors primarily in the data processing, telecommunication and instrumentation industries. The Company, through DCA, operates three kidney dialysis centers, which are located in Florida and Pennsylvania, and has agreements to provide inpatient dialysis treatments to various hospitals and provides medical supplies for dialysis home patients.

MAJOR CUSTOMERS

A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --CONTINUED

Increased competition in the bidding for Compaq business has resulted in a substantial loss of Compaq sales by Techdyne (Scotland) commencing in the third quarter of 1996 and reduced profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing cost reduction and new business development efforts to attempt to make up for reductions in Compaq business, although there can be no assurance as to the success of such efforts.

Medical services revenues, which represent revenues of the Company's dialysis division, are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

Medical product sales are highly dependent on government contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues would have a material adverse effect on the operations of the Medical Products Division. The Company decided to shutdown the durable medical equipment portion of its medical products business due to its unprofitable operations and recorded approximately $305,000 in costs in connection with this shutdown in the fourth quarter of 1996.

INCOME TAXES

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

The Company filed consolidated federal and state tax returns with Techdyne until October 2, 1995, the date Techdyne's securities offering was completed, after which Techdyne files separate income tax returns with its income tax liability reflected on a separate return basis. DCA was likewise included in the consolidated tax returns of the Company until the completion of its public offering in April 1996, after which it files separate income tax returns with its income tax liability reflected on a separate return basis. See Note 8.

NOTE 2 -- INTERIM ADJUSTMENTS

The financial summaries for the three months ended March 31, 1997 and March 31, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 2 -- INTERIM ADJUSTMENTS--CONTINUED

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1996.


NOTE 3 -- TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991.

The Company sold 10,000 shares of Viragen stock and recognized a gain of approximately $49,000 during the first quarter of 1997, and sold 310,000 shares and recognized a gain of $562,000 during the same period of the preceding year. During 1996, the Company sold approximately 682,000 shares of Viragen stock and recognized total gains for the year of approximately $2,584,000 . The Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market commencing September 1996 and by the National Quotation Bureau, Inc. prior to that time.

The Company had a second mortgage and related note due from Viragen. Under the terms of this note, the receivable was payable in monthly installments of $1,789, with a final payment of all unpaid principal and interest due August 6, 1996. The note bore interest at 1% over prime. The note balance included amounts due from Viragen that were previously written off by the Company. In March, 1996, Viragen prepaid $165,000 on this note. The Company recognized a gain of approximately $24,000 in the first quarter of 1996 as a result of collecting a portion of the previously reserved amount. Interest earned on the note amounted to $9,000 for the three months ended March 31, 1996.

The Company has a royalty agreement with Viragen, pursuant to which it receives a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining $55 million. Royalty payments are due quarterly. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement, will comprise the final payment under the new agreement. There was no royalty income accrued under the amended agreement during the three months ended March 31, 1997, and $2,000 was accrued for the three months ended March 31, 1996.


NOTE 4 -- LONG-TERM DEBT

On February 8, 1996, Techdyne refinanced its term loan by entering into several loans with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this loan as of March 31, 1997 and no amounts have been drawn down on this line as of that date.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT--CONTINUED

The bank has also extended two commercial term loans to Techdyne, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with monthly payments of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan which had an outstanding balance of $684,000 and $691,000 at March 31, 1997 and December 31, 1996 respectively, has a prepayment penalty and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

The second commercial term loan is for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had an outstanding balance of $157,000 and $167,000 at March 31, 1997 and December 31, 1996, respectively, carries no prepayment penalty and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

The Company has unconditionally guaranteed the payment and performance by Techdyne of the $2,000,000 revolving loan and the two commercial term loans.

A default of the $712,500 term loan will be deemed a default of the $2,000,000 revolving line, but only a financial default of the $2,000,000 revolving line will be deemed a default of the $712,500 term loan.

Techdyne has a promissory note payable to a local bank of $145,000 at March 31, 1997 and December 31, 1996, with interest payable monthly at prime with the note maturing April 1997. This note has been renewed for an additional 3 years until April 2000 with the same terms.

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

In October, 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. This mortgage had a remaining balance of $589,000 and $622,000 at March 31, 1997 and December 31, 1996, respectively. Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $328,000 and $342,000 at March 31, 1997 and December 31, 1996, respectively. No amounts were outstanding under this line of credit as of March 31, 1997 or December 31, 1996.

The Company obtained a $130,000 mortgage on vacant land for possible future expansion in April 1993. The Company received $30,000 cash proceeds from the mortgage with $100,000 representing a noncash financing activity which is a supplemental disclosure as required by FAS 95. This mortgage had a balance of approximately $79,000 at March 31, 1997 and $82,000 at December 31, 1996.

In December 1988, DCA obtained mortgages through November 2003 on its buildings in Lemoyne, Pennsylvania and Easton, Maryland with interest at 1% over the prime rate. The remaining combined principal balance under these mortgages amounted to approximately $486,000 and $504,000 at March 31, 1997 and December 31, 1996, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT--CONTINUED

Other debt includes various capital lease and other financing obligations. The Company has an equipment purchase agreement for kidney dialysis machines for its facilities in Pennsylvania and Florida. The initial principal balance of $195,130, additional borrowings of $124,096 in 1996 and $17,000 in 1997, net of downpayments, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. Monthly payments were originally $4,435 commencing September 1995, including principal and interest, through June 2000, with additional monthly payments of $2,750 on 1996 financing commencing December 1996, including principal and interest through September 2001 with interest at 12%. Additional monthly payments of $344 on 1997 financing, including principal and interest, commenced March 1997 to continue through February 2002, with interest at 8%. The remaining principal balance under this agreement amounted to approximately $276,000 and $272,000 at March 31, 1997 and December 31, 1996, respectively.

The prime rate was 8.5% as of March 31, 1997 and 8.25% as of December 31, 1996.

Interest payments on long-term debt amounted to $57,000 for the three months ended March 31, 1997 and for the same period of the preceding year.

NOTE 5 -- INCOME TAXES

At March 31, 1997 and December 31, 1996, the Company had net operating loss carryforwards of approximately $4,400,000 and $4,900,000 respectively, that expire in years 2005 through 2008. The remaining net operating loss carryforwards relate to Techdyne and are only available to offset future Techdyne (US) taxable income. Subsequent to its public offering completed on October 2, 1995, Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. DCA likewise files separate federal and state income tax returns subsequent to its public offering which became effective on April 17, 1996 with its previously available net operating loss carryforwards having been utilized prior to completion of its public offering. See Note 8.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $2,076,000 at March 31, 1997 and $2,053,000 December 31, 1996 resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investments in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of these subsidiaries. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. A deferred tax liability of approximately $246,000 has been recorded for the unrealized gain on marketable securities. See Note 3.

Other deferred tax liabilities, which total approximately $332,000, result primarily from tax over book depreciation and are more than offset by deferred tax assets. Deferred tax assets of approximately $1,661,000 result from net operating loss carryforwards with other deferred tax assets resulting primarily from temporary differences in book and tax bases of receivables and inventory amounting to approximately $353,000. Deferred tax assets have not been reflected in the financial statements as a result of their being offset by a valuation allowance which amounted to approximately $1,781,000 at March 31, 1997 and $1,588,000 December 31, 1996.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 5 -- INCOME TAXES--CONTINUED

The Company had a domestic income tax expense of approximately $32,000 for the three months ended March 31, 1997, including deferred taxes of approximately $23,000 on a gain on Techdyne warrant exercises (see Note 8) and $14,000 for the same period of the preceding year.

Techdyne (Scotland) had an income tax benefit of approximately $57,000 for the three months ended March 31, 1997 and income tax expense of approximately $176,000 for the same period of the preceding year.

Income tax payments were $406,000 for the three months ended March 31, 1997 and $13,000 for the same period of the preceding year.

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

In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes. In June 1996, the Company forgave the balances due under the notes including accrued interest, in accordance with which it recorded approximately $344,000 in compensation expense in the second quarter of 1996.

The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options, of which there are currently 807,000 outstanding, as a service award to officers, directors, consultants and certain employees of the Company and certain of its subsidiaries under its 1989 Stock Option Plan. The options were exercisable at $3.00 per share reduced to $2.38 per share on December 30, 1996, through April 17, 2000 and are exercisable 50% on or after the first anniversary date of grant and in full on or after the second anniversary date of grant.

On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. 2,000 shares under this plan were issued to the managing director of the Company's European operations for which the Company recorded approximately $6,000 in compensation expense during the second quarter of 1996.

In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options, of which there are 171,600 outstanding as of March 31, 1997, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 6 -- STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's Board of Directors granted 210,000 options, of which there are 193,500 outstanding as of March 31, 1997 to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. In August 1995, DCA's Board granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

The Boards of Directors of each company granting stock options determined that the fair value of the underlying common stock was not in excess of the exercise price on the date of grant for stock options granted and, therefore, no amounts have been charged to operations in connection with any grants of options.

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

A litigation initiated by Techdyne in 1994 in the Florida courts was settled on terms favorable to the Company in the first quarter of 1996.

Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of 1 year of service and 21 year old age requirement.

NOTE 8 -- SUBSIDIARY STOCK OFFERINGS

In October 1995, Techdyne completed a public offering of 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants providing that subsidiary with net proceeds of approximately $3,321,000 for which the Company recognized a gain of approximately $2,002,000 with applicable income taxes of $761,000, which resulted in a net gain of approximately $1,241,000. During the first quarter of 1997, approximately 28,000 Techdyne warrants were exercised providing net proceeds of approximately $131,000 after underwriter

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 8 -- SUBSIDIARY STOCK OFFERINGS--CONTINUED

commissions on warrant exercises. In accordance with its accounting policy of income statement recognition for sales of stock by subsidiaries, which includes exercises of warrants issued in subsidiary stock offerings, the Company recognized a gain of approximately $61,000 with applicable income taxes of approximately $23,000, which resulted in a net gain of approximately $38,000 during the first quarter of 1997. See Note 1.

DCA completed a public offering in April 1996 of 1,150,000 shares of common stock including 150,000 shares from exercise of the underwriters overallotment options, and there are 2,300,000 redeemable common stock purchase warrants, with net proceeds of the offering, including the exercise of the overallotment option for 150,000 units, of approximately $3,445,000 for which the Company recorded a gain of approximately $1,521,000 with applicable income taxes of $578,000, which resulted in a net gain of approximately $943,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -----------------------------------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new Techdyne business development efforts to replace lost sales from major customers, and the development of new products and facilities, anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statement, Form SB-2, as filed with the Securities and Exchange Commission ("Commission") (effective September 13, 1995) and DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17, 1996).

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

The Company's growth in dialysis operations depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company has its fourth center in Carlisle, Pennsylvania under construction. A fifth center is seeking approval for upgraded services which if not granted will result in further delays in opening that new dialysis facility until a proper location is secured. Several agreements for acute in-patient services are under review but there is no assurance that such agreements would be completed. Even if the Company were to establish new centers in the near future, or complete in-patient treatment arrangements, there is no certainty as to when any new centers or service contracts would be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable.

RESULTS OF OPERATIONS

Consolidated revenues decreased approximately $1,038,000 (11%) for the three months ended March 31, 1997 compared to the same period of the preceding year. Sales revenues decreased $472,000 (6%) for the three months ended March 31, 1997 compared to the same period of the preceding year. 1997 revenues included a gain of approximately $61,000 from the exercise of common stock purchase warrants from Techdyne's securities offering. See Note 8 to "Notes to Consolidated Condensed Financial Statements". Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods (see Note 3 to "Notes to Consolidated Condensed Financial Statements") with the gain for the three months ended March 31, 1997 amounting to $49,000 compared to $562,000 for the same period of the preceding year. Other income increased approximately $25,000 primarily due to increased interest income on invested funds, including proceeds from DCA's security offering completed in the 2nd quarter of 1996. Prior year revenues included $140,000 from a litigation settlement. See Note 7 to "Notes to Consolidated Condensed Financial Statements".

Techdyne sales decreased $425,000 (6%) for the three months ended March 31, 1997 compared to the same period of the preceding year. Domestic sales of Techdyne increased $1,772,000 (56%) and European-based sales decreased $2,197,000 (61%) compared to the same period of the preceding year. The decrease in European-based sales was largely attributable to a decrease of $2,375,000 (75%) in sales to Compaq Computer Corp. by Techdyne (Scotland).

Approximately 73% of Techdyne's consolidated sales and 60% of the Company's consolidated sales for the three months ended March 31, 1997 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales included Compaq which accounted for 12% and 10%, IBM for 29% and 24% and EMC and its related suppliers for 21% and 17%. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations.

Revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 55% and 88% of the sales of Techdyne (Scotland) for the three months ended March 31, 1997, and March 31, 1996, respectively. The bidding for Compaq orders in Scotland has become more competitive, which resulted in substantially reduced Compaq sales commencing in the third quarter of 1996 and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts to replace significant reductions in Compaq business and is pursuing cost reductions efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

Medical product sales revenues decreased $208,000 (48%) for the three months ended March 31, 1997 compared to the same period of the preceding year largely due to the Company's shutdown, due to unprofitable operations, of All American Medical & Surgical Supply Corp., the Company's home healthcare durable subsidiary, which commenced operations in January 1996. See Note 1 to "Notes to Consolidated Condensed Financial Statements".

Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $141,000 (16%) for the three months ended March 31, 1997 compared to the same period of the preceding year. This increase was largely attributable to increased revenues of approximately $182,000 (71%) at the Company's new dialysis center in Lemoyne, Pennsylvania which commenced operations in June 1995. Revenues attributable to the Company's center in Wellsboro, Pennsylvania which commenced treatments in October 1995 decreased approximately $17,000 (15%) for the three months ended March 31, 1997 compared to the preceding year. Revenues attributable to the Company's Florida dialysis center decreased $24,000 (5%) for the three months ended March 31, 1997 compared to the preceding year.

Cost of goods sold as a percentage of consolidated sales amounted to 79% of sales for the three months ended March 31, 1997 and 81% for the same period of the preceding year.

Cost of goods sold for Techdyne remained relatively stable, increasing to 84% for the three months ended March 31, 1997 compared to 85% for the same period of the preceding year.

Cost of goods sold for the medical products division amounted to 60% for the three months ended March 31, 1997 compared to 59% for the same period of the preceding year.

Cost of medical services sales decreased to 61% for the three months ended March 31, 1997 compared to 70% for the same period of the preceding year, largely as a result of a decrease in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's Lemoyne, Pennsylvania facility.

Selling, general and administrative expenses increased $132,000 for the three months ended March 31, 1997 compared to same period of the preceding year reflecting increases associated with increased medical services revenues and increases related to Techdyne's Austin, Texas facility which has substantially increased its operations.

Interest expense amounted to $56,000 for the three months ended March 31, 1997 compared to $55,000 for the same period of the previous year with the fluctuation resulting from changes in both average outstanding borrowings and average interest rates associated with those borrowings.

The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.5% at March 31, 1997 and 8.25% at December 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $13,705,000 at March 31, 1997, a decrease of $139,000 during the three months ended March 31, 1997 reflecting income tax payments and various changes in other components of working capital resulting from increased sales levels compared to the prior quarter. Included was a decrease of $470,000 in the net of tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Included in the changes in components of working capital was a decrease of $1,899,000 in cash and cash equivalents, which included net cash used in operating activities of $1,600,000, net cash used in investing activities of $287,000 (including additions to property, plant and equipment of $332,000) and net cash provided by financing activities of $67,000 (including net proceeds of approximately $131,000 from the exercise of common stock purchase warrants from Techdyne's securities offering and repayments on long-term debt of $65,000).

In February 1996, Techdyne refinanced its bank loan agreement. The new financing provides for a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit at March 31, 1997 and no amounts have been drawn down on this line. A $712,500 term loan which had a balance of $684,000 and $691,000 at March 31, 1997 and December 31, 1996,
respectively, is secured by two buildings and land owned by the Company. The second term loan for $200,000 which had a balance of $157,000 and $167,000 at March 31, 1997 and December 31, 1996, respectively is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. See Note 4 to "Notes to Consolidated Condensed Financial Statements". The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and through December 31, 1997.

Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with a renewal of the present note maturing April, 2000 after Techdyne and the bank agreed to renew this note for 3 years upon its maturity in April 1997. In October 1994, the Company obtained a replacement mortgage of $230,000 to refinance the first and second mortgages on a building it leases to Techdyne. The principal balance under this mortgage amounted to $213,000 at December 31, 1995. This loan was paid off through the refinanced Techdyne bank loan agreement which became effective in February 1996. In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage. The principal balance outstanding under this mortgage amounted to $79,000 and $82,000 at March 31, 1997 and December 1996, respectively.

Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $328,000 and $342,000 at March 31, 1997 and December 31,1996, respectively. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of March 31, 1997 or December 31, 1996. In October, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $589,000 and $622,000 at March 31, 1997 and December 31, 1996, respectively.

During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $486,000 and $504,000 at March 31, 1997 and December 31, 1996,
respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1996. The lender has waived compliance with these covenants as of December 31, 1996 and through December 31, 1997.

The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which period has elapsed. Accordingly, while no notice has been given, the unpaid principal balance is carried as a current liability. An unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own dialysis center at that property which commenced treatments in September, 1995. The Company also opened a dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

The Company has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining principal balance of $276,000 and $272,000 at March 31, 1997 and December 31, 1996,
respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

The Company sold 10,000 shares of Viragen stock realizing a gain and cash proceeds of approximately $49,000 during the first quarter of 1997 and sold 310,000 shares and recognized a gain of $562,000 during the same period of the preceding year. During 1996, the Company sold 682,000 shares of Viragen stock, realizing total gains for the year and cash proceeds of $2,583,000. During 1995, the Company sold 173,000 shares of Viragen common stock, realizing a gain and cash proceeds of $183,000. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at March 31, 1997 have been recorded at an estimated fair value of $648,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

Techdyne completed a public offering on October 2, 1995, realizing net proceeds of approximately $3,321,000 from which it repaid $1,500,000 of intercompany indebtedness to the Company with the balance of the proceeds to be used to establish new facilities, expand existing products, upgrade plant and equipment, hire additional direct sales personnel and for working capital. Techdyne has a convertible note payable to the Company, convertible at $1.75 per share for the balance of intercompany indebtedness due to the Company which amounted to approximately $3,040,000 and $2,998,000, including accrued interest, at March 31, 1997 and December 31, 1996, respectively, with $350,000 of the note converted into 200,000 shares of Techdyne common stock in June 1996. In the first quarter of 1997, the Company recognized a gain of approximately $61,000, with applicable income taxes of $23,000, which resulted in a net gain of approximately $38,000 resulting from exercise of Techdyne common stock purchase warrants from Techdyne's public offering. See Note 8 to "Notes to Consolidated Condensed Financial Statements".

Techdyne is seeking to expand its operations possibly through suitable acquisitions of companies in similar businesses. No assurance can be given that its present funding, including the proceeds from its securities offering, would be sufficient to finance such acquisitions or that sufficient outside financing would be available to fund expansion.

Techdyne is in the process of establishing a new manufacturing facility in Milford, Massachusetts with the facility having an initial 5 year lease term through March 31, 2002, with occupancy commencing in late April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. Techdyne is increasing its manufacturing capacity with new leases for its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the costs related to its new facility, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities will be provided from the proceeds from Techdyne's 1995 security offering which, together with its refinanced credit facilities, should be adequate for these expenditures required over the next 12 months.

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

DCA has entered into agreements for medical directors, and intends to establish two new dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that the Pennsylvania center, currently under construction will commence operations in the third quarter of 1997. Establishment of the New Jersey center is subject to meeting various regulatory requirements and negotiating satisfactory lease terms.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

            (a)      Exhibits

                     Part I Exhibits

                        (11)  Statements re: computation of per share earnings

                     Part II Exhibits

                        None

            (b)      Reports on Form 8-K


                     There were no reports on Form 8-k filed for the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDICORE, INC.



                                          By  /s/  DANIEL R. OUZTS
                                              ---------------------------------
                                              DANIEL R. OUZTS, Vice President/
                                              Finance, Controller and Principal
                                              Accounting Officer


Dated May 7, 1997

                                  EXHIBIT INDEX

Exhibit
  No.
-------

(11)        Statement re: computation of per share earnings

(27)        Financial Data Schedule (for SEC use only)