Form 10-Q
period 1997-06-30
MEDICORE INC
filed 1997-08-13
CIK 8643

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 0-6906
                       ------

                                 MEDICORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                          59-0941551
---------------------------------                       -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification No.)

2337 WEST 76TH STREET, HIALEAH, FLORIDA                        33016
---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 558-4000
              (Registrant's telephone number, including area code)

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

Yes [X]or No[ ]

Common Stock Outstanding

      Common Stock, $.01 par value -- 5,456,940 shares as of July 31, 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX

PART I -- FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 1997 and June 30, 1996 include the accounts of the Registrant and all its subsidiaries.

ITEM 1.           FINANCIAL STATEMENTS

         1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1997 and June 30, 1996.

         2) Consolidated Condensed Balance Sheets as of June 30, 1997 and December 31, 1996.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1996.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 1997.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                         MEDICORE, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                                 1997               1996              1997                1996
                                                             ------------       ------------      ------------       ------------
REVENUES
    Sales                                                    $  8,086,790       $  7,523,999      $ 15,844,626       $ 15,753,557
    Gain on subsidiary securities offering and warrants
        exercise                                                   28,917          1,521,127            89,898          1,521,127
    Realized gain on sale of marketable securities                                   923,817            49,493          1,485,846
    Other income                                                  144,798            142,083           290,742            262,863
    Litigation settlement                                                                                                 139,645
                                                             ------------       ------------      ------------       ------------
                                                                8,260,505         10,111,026        16,274,759         19,163,038
COST AND EXPENSES
    Cost of goods sold                                          6,537,454          6,128,252        12,702,846         12,764,939
    Selling, general and administrative expenses                1,457,177          1,776,842         2,878,297          3,066,132
    Interest expense                                               54,435             58,071           110,226            112,990
                                                             ------------       ------------      ------------       ------------
                                                                8,049,066          7,963,165        15,691,369         15,944,061
                                                             ------------       ------------      ------------       ------------
        INCOME BEFORE INCOME TAXES
         AND MINORITY INTEREST                                    211,439          2,147,861           583,390          3,218,977

Income tax (benefit) provision                                    (15,526)           826,783           (39,867)         1,016,710
                                                             ------------       ------------      ------------       ------------

        INCOME BEFORE MINORITY INTEREST                           226,965          1,321,078           623,257          2,202,267

Minority interest in earnings of consolidated
subsidiaries                                                      111,275             39,752           241,204            195,688
                                                             ------------       ------------      ------------       ------------

        NET INCOME                                           $    115,690       $  1,281,326      $    382,053       $  2,006,579
                                                             ============       ============      ============       ============

Net income per share                                         $        .02       $        .21      $        .06       $        .33
                                                             ============       ============      ============       ============






See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              JUNE 30,         DECEMBER 31,
                                                                                1997              1996(A)
                                                                            ------------       ------------
                                                                             (Unaudited)
                               ASSETS
Current Assets:
    Cash and cash equivalents                                               $  8,775,063       $ 10,665,826
    Marketable securities                                                        655,948          1,405,579
    Short-term investments                                                       131,802            129,472
    Accounts receivable, less allowances of $353,000 at
          June 30, 1997 and $385,000 at December 31, 1996                      4,524,939          3,711,600
    Inventories, less allowances for obsolescence of $152,000 at
          June 30, 1997 and $169,000 at December 31, 1996                      4,160,429          3,637,556
    Prepaid expenses and other current assets                                    684,446            589,502
                                                                            ------------       ------------
         Total current assets                                                 18,932,627         20,139,535
Property and Equipment
    Land and improvements                                                      1,018,455          1,024,455
    Building and building improvements                                         3,111,712          2,986,126
    Equipment and furniture                                                    6,689,115          6,364,188
    Leasehold improvements                                                       636,604            392,607
                                                                            ------------       ------------
                                                                              11,455,886         10,767,376
    Less accumulated depreciation and amortization                             5,044,697          4,728,167
                                                                            ------------       ------------
                                                                               6,411,189          6,039,209
Deferred expenses and other assets                                               278,758            204,361
Costs in excess of net tangible assets acquired, less accumulated amortization of $378,000 at June 30, 1997 and $356,000
     at December 31, 1996                                                        679,415            701,747
                                                                            ------------       ------------
                                                                            $ 26,301,989       $ 27,084,852
                                                                            ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                        $  2,787,201       $  2,726,817
    Accrued expenses and other current liabilities                             1,483,665          1,412,623
    Current portion of long-term debt                                            666,093            832,851
    Income taxes payable                                                         272,470            788,976
    Deferred income taxes                                                        249,260            534,120
                                                                            ------------       ------------
               Total current liabilities                                       5,458,689          6,295,387

Long-term debt                                                                 1,762,464          1,677,367
Deferred income taxes                                                          2,188,757          2,155,603
Minority interest in subsidiaries                                              3,982,502          3,935,037

Commitments and contingencies

Stockholders' Equity
    Common stock, $.01 par value authorized 12,000,000 shares;
       issued and outstanding 5,456,940 shares                                    54,569             54,569
    Capital in excess of par value                                            11,465,099         11,493,255
    Retained earnings                                                            991,599            609,546
    Foreign currency translation adjustment                                       (8,378)            (7,371)
    Unrealized gain on marketable securities for sale                            406,688            871,459
                                                                            ------------       ------------
                 Total Stockholders' Equity                                   12,909,577         13,021,458
                                                                            ------------       ------------
                                                                            $ 26,301,989       $ 27,084,852
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

                         MEDICORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                    1997               1996
                                                                                ------------       ------------
OPERATING ACTIVITIES
    Net income                                                                  $    382,053       $  2,006,579
    Adjustments to reconcile net income to net (used in) cash
      provided by operating activities:
         Depreciation                                                                363,189            319,063
         Amortization                                                                 35,695             38,269
         Bad debt expense                                                             26,051             80,113
         Gain on Viragen note collection                                             (29,490)
         Provision for inventory obsolescence                                         40,468             65,143
         Gain on sale of securities                                                  (49,493)        (1,485,846)
         Gain on subsidiary securities offering and warrants exercise                (89,899)        (1,521,127)
         Minority interest                                                           241,204            195,688
         Forgiveness of option notes and accrued interest                            344,871
         Stock compensation                                                            5,560
         Deferred income taxes                                                        36,118            578,000
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                                      (851,489)          (243,900)
           Inventories                                                              (588,964)           656,359
           Prepaid expenses and other current assets                                (100,792)            87,142
           Accounts payable                                                           75,043         (1,177,128)
           Accrued expenses and other current liabilities                             83,682           (143,570)
           Income taxes payable                                                     (506,741)           433,929
                                                                                ------------       ------------
               Net cash (used in) provided by operating activities                  (903,875)           209,655

INVESTING ACTIVITIES
    Additions to property and equipment, net of minor disposals                     (719,013)          (396,448)
    Payments received on note receivable from Viragen, Inc.                                             175,735
    Proceeds from short-term investments                                             129,472            188,954
    Short-term investments                                                          (131,802)          (127,192)
    Proceeds from sale of securities                                                  49,493          1,485,846
    Deferred expenses and other assets                                               (87,386)           148,630
                                                                                ------------       ------------
      Net cash (used in) provided by investing activities                           (759,236)         1,475,525

FINANCING ACTIVITIES
    Proceeds from subsidiary stock offering                                                           3,445,158
    Proceeds from long-term borrowings                                                                  181,476
    Subsidiary repurchase of stock                                                  (206,250)
    Payments on long-term borrowings                                                (128,179)          (138,394)
    Dividend payments to minority shareholder                                         (2,998)
    Deferred financing costs                                                           1,237            (14,697)
    Proceeds from exercise of warrants and stock options                             194,328              1,300
                                                                                ------------       ------------
       Net cash provided by (used in) financing activities                          (141,862)         3,474,843
Effect of exchange rate fluctuations on cash                                         (85,790)            (2,009)
                                                                                ------------       ------------
Decrease (increase) in cash and cash equivalents                                  (1,890,763)         5,158,014
Cash and cash equivalents at beginning of year                                    10,655,826          4,836,512
                                                                                ------------       ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  8,775,063       $  9,994,526
                                                                                ============       ============


See notes to consolidated condensed financial statements

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 69.1% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 62.9% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiary Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne Livingston Limited (a subsidiary of Techdyne (Scotland))), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

SALE OF STOCK BY SUBSIDIARIES

The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 8.

INVENTORIES

Inventories are comprised of the following:
                                                      June 30,      December 31,
                                                        1997            1996
                                                     ----------     -----------
Electronic and mechanical components, net:
Finished goods                                       $  440,366      $  486,863
Work in process                                         546,132         478,481
Raw materials and supplies                            2,766,570       2,083,990
                                                     ----------      ----------
                                                      3,753,068       3,049,334
Medical supplies                                        407,361         588,222
                                                     ----------      ----------
                                                     $4,160,429      $3,637,556
                                                     ==========      ==========

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

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 1997 and June 30, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 2--INTERIM ADJUSTMENTS--CONTINUED

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1996.

NOTE 3--TRANSACTIONS WITH VIRAGEN, INC.

The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991. The Company has recorded these securities at fair value with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market commencing September 1996 and by the National Quotation Bureau, Inc. prior to that time. The market price of Viragen common stock has fluctuated significantly amounting to $2.53 per share at June 30, 1996 and $5.22 per share at December 31, 1996.

The Company sold 10,000 shares of Viragen stock and recognized a gain of approximately $49,000 during the first quarter of 1997, and sold 310,000 shares and recognized a gain of $562,000 during the same period of the preceding year. There was no such sales during the second quarter of 1997 as compared with sales for the second quarter of 1996 of 160,000 shares for $924,000.

The Company had a second mortgage and related note due from Viragen. The note balance included amounts due from Viragen that were previously written off by the Company. In March, 1996, Viragen prepaid $165,000 on this note. The Company recognized a gain of approximately $24,000 in the first quarter of 1996 as a result of collecting a portion of the previously reserved amount. Interest earned on the note amounted to $6,000 and $15,000 for the three months and six months ended June 30, 1996.

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

NOTE 4--LONG-TERM DEBT

On February 8, 1996, Techdyne refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility is a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bears interest at the bank's prime rate plus 1.25%. There were no amounts outstanding under this loan as of June 30, 1997 and no amounts had been drawn down on this line as of that date. In conjunction with Techdyne's acquisition of Lytton Incorporated on July 31, 1997, the line of credit was modified and was increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The line was fully drawn down in connection with the Lytton acquisition. See Note 9.

                         MEDICORE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 4--LONG-TERM DEBT--CONTINUED

The bank also extended two commercial term loans to Techdyne, one for $712,500 which had an outstanding balance of $678,000 and $691,000 at June 30, 1997 and December 31, 1996 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot.

The second commercial term loan for $200,000 had an outstanding balance of $147,000 and $167,000 at June 30, 1997 and December 31, 1996, respectively, and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

The Company has unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the two commercial term loans.

Techdyne has a promissory note payable to a local bank of $145,000 at June 30, 1997 and December 31, 1996, with interest payable monthly at prime with the note maturing April 2000.

In October, 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. This mortgage had a remaining balance of $588,000 and $622,000 at June 30, 1997 and December 31, 1996, respectively. Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $332,000 and $342,000 at June 30, 1997 and December 31, 1996, respectively. No amounts were outstanding under this line of credit as of June 30, 1997 or December 31, 1996.

The Company obtained a $130,000 mortgage on vacant land for possible future expansion in April 1993. This mortgage has been extended from its originally scheduled due date of April 1, 1998 to May 1, 2003 with payments remaining at $1,083 per month plus interest at prime plus 1.50%. This mortgage had a balance of approximately $76,000 at June 30, 1997 and $76,000 at December 31, 1996.

DCA has mortgages on its buildings in Lemoyne, Pennsylvania and Easton, Maryland for which the remaining combined principal balance amounted to approximately $468,000 and $504,000 at June 30, 1997 and December 31, 1996, respectively. Commencing November 30, 1993 the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities.

DCA has an equipment purchase agreement for kidney dialysis machines for its facilities in Pennsylvania and Florida. The initial principal balance of $195,130, additional borrowings of $124,096 in 1996, $17,000 in 1997 and $48,000 in June 1997, net of downpayments, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. Monthly payments were originally $4,435 commencing September 1995, including principal and interest, through June 2000, with additional monthly payments of $2,750 on 1996 financing commencing December 1996, including principal and interest through September 2001 with interest at 12%. Additional monthly payments of $344 on 1997 financing, including principal and interest, commenced March 1997 to continue through February 2002, with interest at 8% with additional monthly payments of $975 commencing June 1997, including principal and interest through May 2002, with interest at 8%. The remaining principal balance under this agreement amounted to approximately $312,000 and $272,000 at June 30, 1997 and December 31, 1996, respectively.

The prime rate was 8.5% as of June 30, 1997 and 8.25% as of December 31, 1996.

                         MEDICORE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 4--LONG-TERM DEBT--CONTINUED

Interest payments on long-term debt amounted to $54,000 and $108,000 for the three months and six months ended June 30, 1997 and $59,000 and $116,000 for the same periods of the preceding year.

NOTE 5 -- INCOME TAXES

Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. DCA likewise files separate federal and state income tax returns subsequent to its 1996 public offering.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $2,087,000 at June 30, 1997 and $2,053,000 December 31, 1996 resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investments in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of these subsidiaries. Management of the Company currently has no plans to effect a transaction that will result in such a divestiture. A deferred tax liability of approximately $155,000 has been recorded for the unrealized gain on marketable securities. See Note 3.

The Company had a domestic income tax expense (benefit) of approximately $(7,000) and $26,000 for the three months and six months ended June 30, 1997, including deferred taxes of approximately $11,000 and $34,000 on gains on Techdyne warrant exercises (see Note 8), and $109,000 and $123,000 for the same periods of the preceding year.

Techdyne (Scotland) had an income tax benefit of approximately $6,000 and $15,000 for the three months and six months ended June 30, 1997 and income tax expense of approximately $140,000 and $316,000 for the same periods of the preceding year.

Income tax payments were $406,000 for the six months ended June 30, 1997 and $10,000 for the six months ended June 30, 1996 with no payments during the second quarter of either year.

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION

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

The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options, of which there are currently 807,000

                         MEDICORE, INC. AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 6 -- STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

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

On June 11, 1996, the Company's Board of directors granted a five-year non-qualified stock option for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new Board member.

In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's Board of Directors granted 227,500 options, of which there are 171,600 outstanding as of June 30, 1997, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share.

On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's Board of Directors granted 210,000 options, of which there are 191,500 outstanding options as of June 30, 1997 to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. In August 1995, DCA's Board granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

On June 6, 1997, Techdyne's Board of Directors adopted a stock Option Plan with 500,000 shares of its common stock reserved under the plan with the plan approved by shareholders at Techdyne's annual meeting of shareholders on June 11, 1997. On June 23, 1997, Techdyne's Board granted options under the plan for an aggregate of 375,000 shares of Techdyne common stock exercisable for five years through June 22, 2002 at $3.25 per share, the closing price of the common stock on that date as reported by Nasdaq.

The Boards of Directors of each company granting stock options determined that the fair value of the underlying common stock was not in excess of the exercise price on the date of grant for stock options granted and, therefore, no amounts have been charged to operations in connection with any grants of options.

                         MEDICORE, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997
                                   (UNAUDITED)

NOTE 7--COMMITMENTS AND CONTINGENCIES

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

NOTE 8--SUBSIDIARY STOCK OFFERINGS

In October 1995, Techdyne completed a public offering of common stock and redeemable common stock purchase warrants. During the first half of 1997, approximately 41,000 Techdyne warrants were exercised providing net proceeds of approximately $194,000 after underwriter commissions on the warrant exercises. In accordance with its accounting policy of income statement recognition for sales of stock by subsidiaries, which includes exercises of warrants issued in subsidiary stock offerings, the Company recognized a gain of approximately $61,000 with applicable income taxes of approximately $23,000, which resulted in a net gain of approximately $38,000 during the first quarter of 1997 and a gain of $29,000 with applicable income taxes of approximately $11,000, which resulted in a net gain of approximately $18,000 during the second quarter of 1997. See
Note 1.

DCA completed a public offering in April 1996 for which the Company recorded a gain of approximately $1,521,000 with applicable income taxes of $578,000, which resulted in a net gain of approximately $943,000.

NOTE 9--ACQUISITION

On July 31, 1997, Techdyne acquired Lytton Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for commercial customers. Techdyne's modified bank line of credit (see Note 4) provided $2,500,000 cash required at closing. In addition, the purchase price included 300,000 shares of Techdyne, Inc. common stock which Techdyne has agreed to use its best-efforts to have registered within 120 days from the closing date of the acquisition. Techdyne has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of the acquisition with the guaranteed sales proceeds amounting to $2,400,000 if certain earnings objectives are met by Lytton in a specified one year period. In addition, the Stock Purchase Agreement provides for incentive consideration based on specific sales levels of Lytton for each of three years as specified by the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new Techdyne business development efforts to replace lost sales from major customers, and the development of new products and facilities, anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective December 11, 1996) and DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17, 1996).

Techdyne's electronic and electro-mechanical manufacturing and assembly operations are subject to substantial competition from divisions of large electronic and high-technology firms and numerous smaller, specialized companies. Strong competition derives from price advantages of competitors with less expensive off-shore operations. This imposes pressure on Techdyne's bidding orders and profit margins.

The Company's future growth as an international contract manufacturer of precision electronic, electro-mechanical and plastic insert and injection molded products for OEMs in the data processing, telecommunication and instrumentation industries, will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customer's products. Further factors impacting the success of the Company's electronic manufacturing operations are increases in expenses associated with continued sales growth, the ability of Techdyne to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of Techdyne to develop and manage the introduction of new products, and competition as well as pursue acquisitions in new geographical and product markets. Quality control is also essential to Techdyne's operations, since customers demand strict compliance with design and product specifications. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

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

The Company's growth in dialysis operations depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company has recently opened its fourth center in Carlisle, Pennsylvania. A lease has been completed for a fifth center located in Manahawkin, New Jersey and the Company is seeking certain regulatory approvals from the state which if not granted will result in further delays in opening that new dialysis facility. Several agreements for acute in-patient services are under review but there is no assurance that such agreements would be completed. Even if the Company were to establish new centers in the near future, or complete in-patient treatment arrangements, there is no certainty as to when any new centers or service contracts would be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable.

RESULTS OF OPERATIONS

Consolidated revenues decreased approximately $1,851,000 (18%) and $2,888,000 (15%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. Sales revenues increased $563,000 (7%) and $91,000 (1%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. 1997 revenues included gains of approximately $29,000 and $90,000 for the three months and six months ended June 30, 1997 from the exercise of common stock purchase warrants from Techdyne's securities offering. See Note 8 to "Notes to Consolidated Condensed Financial Statements". Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods (see Note 3 to "Notes to Consolidated Condensed Financial Statements") with no gain for the three months ended June 30, 1997 and a gain of $49,000 for the six months ended June 30, 1997 compared to gains of $924,000 and $1,486,000 for the same periods of the preceding year. Other income increased approximately $3,000 and $28,000 for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year primarily due to increased interest income on invested funds, including proceeds from DCA's security offering completed in the 2nd quarter of 1996. Prior year revenues included $140,000 from a litigation settlement in the first quarter of 1996.

Techdyne sales increased $495,000 (8%) and $70,000 (1%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. Domestic sales of Techdyne increased $1,923,000 (67%) and $3,695,000 (61%) and European-based sales decreased $1,428,000 (44%) and $3,625,000 (53%) compared to the same periods of the preceding year. The decrease in European-based sales was largely attributable to decreases of $2,096,000 (71%) and $4,471,000 (73%) in sales to Compaq Computer Corp. by Techdyne (Scotland) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year.

Approximately 64% and 69% of Techdyne's consolidated sales and 53% and 56% of the Company's consolidated sales for the three months and six months ended June 30, 1997 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales for the three months and six months ended June 30, 1997 included Compaq which accounted for 13% and 13% and 11% and 10%, IBM for 28% and 29% and 23% and 24% and EMC and its related suppliers for 13% and 17% and 11% and 14%. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations.

Revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 46% and 50% of the sales of Techdyne (Scotland) for the three months and six months ended June 30, 1997, and 90% and 89% for the same periods of the preceding year. The bidding for Compaq orders in Scotland has become more competitive, which resulted in substantially reduced Compaq sales commencing in the third quarter of 1996 and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts to replace significant reductions in Compaq business and is pursuing cost reductions efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

Medical product sales revenues decreased $30,000 (7%) and $238,000 (21%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year largely due to the Company's shutdown, resulting from unprofitable operations, of All American Medical & Surgical Supply Corp., the Company's home healthcare durable subsidiary, which commenced operations in January 1996.

Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $68,000 (7%) and $209,000 (11%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. This increase was largely attributable to increased revenues of approximately $134,000 (43%) and $317,000 (56%) at the Company's new dialysis center in Lemoyne, Pennsylvania which commenced operations in June 1995. Revenues attributable to the Company's center in Wellsboro, Pennsylvania which commenced treatments in October 1995 decreased approximately $24,000 (19%) and $41,000 (17%) for the three months and six months ended June 30, 1997 compared to the preceding year. Revenues attributable to the Company's Florida dialysis center decreased $42,000 (8%) and $65,000 (6%) for the three months and six months ended June 30, 1997 compared to the preceding year.

Cost of goods sold as a percentage of consolidated sales remained relatively stable amounting to 81% and 80% of sales for the three months and six months ended June 30, 1997 and 81% for the same periods of the preceding year.

Cost of goods sold for Techdyne remained relatively stable, amounting to 85% for the three months and six months ended June 30, 1997 compared to 86% and 85% for the same periods of the preceding year.

Cost of goods sold for the medical products division amounted to 66% and 63% for the three months and six months ended June 30, 1997 compared to 74% and 66% for the same periods of the preceding year with the decrease largely attributable to the relatively low margins of All American Medical & Surgical Supply Corp. included in prior year amounts.

Cost of medical services sales although increasing to 63% from 62% during the second quarter of 1997 compared to the preceding year decreased to 62% for the six months ended June 30, 1997 compared to 66% for the same period of the preceding year, largely as a result of a decrease in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's Lemoyne, Pennsylvania facility with salaries at that facility remaining approximately the same.

Selling, general and administrative expenses decreased $320,000 and $188,000 for the three months and six months ended June 30, 1997 compared to same period of the preceding year. The decreases primarily resulted from the shutdown of All American Medical & Surgical Supply Corp. and also approximately $344,000 for forgiveness of stock option notes and accrued interest in the second quarter of 1996, although there were some increases in 1997 associated with increased medical services revenues and increases related to Techdyne's Austin, Texas facility which has substantially increased its operations.

Interest expense decreased approximately $4,000 and $3,000 for the three months and six months ended June 30, 1997 compared to the same periods of the previous year with the fluctuations resulting from changes in both average outstanding borrowings and average interest rates associated with those borrowings.

The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.5% at June 30, 1997 and 8.25% at December 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $13,474,000 at June 30, 1997, a decrease of $370,000 during the six months ended June 30, 1997 reflecting income tax payments and various changes in other components of working capital resulting from increased sales levels compared to the prior quarter. Included was a decrease of $465,000 in the net of tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Included in the changes in components of working capital was a decrease of $1,891,000 in cash and cash equivalents, which included net cash used in operating activities of $904,000, net cash used in investing activities of $759,000 (including additions to property, plant and equipment of $719,000) and net cash provided by financing activities of $142,000 (including net proceeds of approximately $194,000 from the exercise of common stock purchase warrants from Techdyne's securities offering, repayments on long-term debt of $128,000 and the repurchase by DCA of 100,000 shares of its stock for $206,000).

In February 1996, Techdyne refinanced its bank loan agreement. The new financing included a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. There were no amounts outstanding under this line of credit at June 30, 1997 and no amounts had been drawn down on this line. A $712,500 term loan which had a balance of $678,000 and $691,000 at June 30, 1997 and December 31, 1996,
respectively, is secured by two buildings and land owned by the Company. The second term loan for $200,000 which had a balance of $147,000 and $167,000 at June 30, 1997 and December 31, 1996, respectively is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subordinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. The Company was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and through December 31, 1997. In connection with Techdyne's acquisition of Lytton Incorporated in July 1997, the line of credit was increased to $2,500,000 with various other modifications, including removal of conditions regarding use of proceeds upon any sale of Techdyne (Scotland). In conjunction with this acquisition, the increased line of $2,500,000 was fully drawn down in July 1997. See Notes 4 and 9 to "Notes to Consolidated Condensed Financial Statements".

Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the present note maturing April, 2000 after Techdyne and the bank agreed to renew this note for 3 years upon its maturity in April 1997. In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage originally scheduled to mature April 1998 which has been extended to May 2003. The principal balance outstanding under this mortgage amounted to $76,000 and $82,000 at June 30, 1997 and December 1996, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $332,000 and $342,000 at June 30, 1997 and December 31,1996, respectively. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of June 30, 1997 or December 31, 1996. In October, 1994, Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $588,000 and $622,000 at June 30, 1997 and December 31, 1996, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $468,000 and $504,000 at June 30, 1997 and December 31, 1996,
respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1996. The lender has waived compliance with these covenants as of December 31, 1996 and through December 31, 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

DCA has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining principal balance of $312,000 and $272,000 at June 30, 1997 and December 31, 1996,
respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1997 and $48,000 in the second quarter of 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

The Company sold 10,000 shares of Viragen stock realizing a gain and cash proceeds of approximately $49,000 during the first quarter of 1997 and sold 310,000 shares and recognized a gain of $562,000 during the same period of the preceding year. There were no such sales during the second quarter of 1997 compared to sales of 160,000 shares for $924,000 in the second quarter of 1996. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at June 30, 1997 have been recorded at an estimated fair value of $656,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

Techdyne has a convertible note payable to the Company, convertible at $1.75 per share, which amounted to approximately $3,083,000 and $2,998,000, including accrued interest, at June 30, 1997 and December 31, 1996, respectively, with $350,000 of the note converted into 200,000 shares of Techdyne common stock in June 1996.

For the three months and six months ended June 30, 1997, the Company recognized gains of approximately $29,000 and $90,000, with applicable income taxes of $11,000 and $34,000, which resulted in net gains of approximately $18,000 and $56,000 resulting from exercise of Techdyne common stock purchase warrants from Techdyne's public offering. See Note 8 to "Notes to Consolidated Condensed Financial Statements".

Techdyne has established a new manufacturing facility in Milford, Massachusetts with the facility having an initial 5 year lease term through March 31, 2002, with occupancy commencing in late April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. Techdyne is increasing its manufacturing capacity with new leases for its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the costs related to its new facility, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities will be provided from the proceeds from Techdyne's 1995 security offering which, together with its refinanced credit facilities, should be adequate for these expenditures required over the next 12 months.

DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for DCA's 1996 securities offering. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from the securities offering will be adequate to finance expansion or that sufficient outside financing would be available to fund expansion.

DCA commenced operations at its newly established dialysis center in Carlisle, Pennsylvania in July 1997 and has also entered into an agreement with a medical director, and intends to establish another new dialysis center in New Jersey. Establishment of the New Jersey center is subject to meeting various regulatory requirements.

The bulk of the Company's cash balances are carried in interest yielding vehicles at various rates and mature at different intervals depending on the anticipated cash requirements of the Company.

In July 1997, Techdyne acquired Lytton Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for over 40 commercial customers. This acquisition required $2,500,000 cash at closing, funded by Techdyne's modified bank line of credit, as well as 300,000 shares of Techdyne, Inc. common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of the acquisition for which Techdyne has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met) to the seller with the Stock Purchase Agreement also providing for incentive consideration based on specific sales levels for each of three specified years. See Notes 4 and 9 to "Notes to Consolidated Condensed Financial Statements".

The Company anticipates that current levels of working capital and working capital from operations, including those of Lytton Incorporated, will be adequate to successfully meet liquidity demands for at lease the next twelve months, including the financing obligations incurred in the acquisition of Lytton (see Notes 4 and 9).

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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 11, 1997, the Company held its annual shareholders meeting to elect two members, Anthony C. D'Amore and Robert P. Magrann, to the Class 2 members of the Board of Directors to serve for a three year term until the Annual Meeting of Shareholder in 2000. Mr. D'Amore received 3,098,417 votes for his election, with 18,079 votes against, 29,784 abstentions and 50 broker non-votes. Mr. Magrann received 3,097,917 votes for his election, with 18,579 votes against, 29,784 abstentions and 50 broker non-votes.

ITEM 5.  OTHER INFORMATION

         On July 31, 1997, Techdyne acquired Lytton Incorporated, a private corporation engaged in the manufacture, assembly and sale of printed circuit boards and other electronic products for over 40 major commercial customers. The combined revenues of Techdyne and Lytton for their last fiscal years was in excess of $40,000,000 and for the Company and Lytton combined revenue was in excess of $50,000,000. The acquisition was accomplished with $2,500,000 and 300,000 shares of Techdyne common stock together with guarantees provided the shares are sold by July 30, 1998, and incentive consideration which, for the 12 month periods ending March 31, 1998, 1999 and 2000, includes payment to the Seller of Lytton Incorporated, 4% of Lytton's sales over $14,000,000 up to $20,000,000, and 5% of Lytton's sales over $20,000,000.

         The cash portion of the consideration was obtained from Techdyne's revolving loan with Barnett Bank, N.A. which loan was increased from $2,000,000 to $2,500,000 on July 31, 1997, the closing date of the Lytton acquisition.

         The acquisition and bank financing has been reported by Techdyne in its Current Report on Form 8-K dated August 12, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Part I Exhibits

                    (11)  Statements re: computation of per share earnings

                    (27)  Financial Data Schedule (for SEC use only)


                  Part II Exhibits

                    (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation and Succession.

                          (i) Stock Purchase Agreement between Patricia Crossley, Lytton Incorporated and Techdyne, Inc. dated July 31, 1997 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated August 12, 1997 ("Techdyne's August 1997 Form 8-K"), Item 7(c)(2)(i)).

                    (99)  Additional Exhibits

                          (i) Unconditional and Continuing Guaranty of Payments and Performance by the Company in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August 1997 Form 8-K, Item 7(c)(99)(iii)).


                          (ii) Subordination Agreement among Techdyne, Inc.,
                               Barnett Bank, N.A. and the Company dated July 31, 1997 (incorporated by reference to Techdyne's August 1997 Form 8-K, Item 7(c)(99)(iv)).


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-k filed for the quarter ended June 30, 1997.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MEDICORE, INC.


                                      By  /s/  DANIEL R. OUZTS
                                          ---------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Principal
                                          Accounting Officer
Dated August 13, 1997

                                  EXHIBIT INDEX

 Exhibit
   No.
 -------

Part I Exhibits

(11)   Statement re: computation of per share earnings

(27)   Financial Data Schedule (for SEC use only)


Part II Exhibits

       (2)   Plan of Acquisition, Reorganization, Arrangement,
             Liquidation and Succession

              (i) Stock Purchase Agreement between Patricia Crossley, Lytton Incorporated and Techdyne, Inc. dated July 31, 1997 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated August 12, 1997 ("Techdyne's August 1997 Form 8-K"), Item 7(c)(2)(i)).

       (99)  Additional Exhibits

              (i) Unconditional and Continuing Guaranty of Payments and Performance by the Company in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated August 12, 1997 ("Techdyne's August 1997 Form 8-K"),
                   Item 7(c)(99)(iii)).


              (ii) Subordination Agreement among Techdyne, Inc., Barnett
                   Bank, N.A. and the Company dated July 31, 1997
                   (incorporated by reference to Techdyne's August 1997 Form 8-K, Item 7(c)(99)(iv)).