Form 10-Q
period 1997-09-30
MEDICORE INC
filed 1997-11-14
CIK 8643

FORM 10--Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -- 5,856,940 shares as of October 31, 1997.

                    MEDICORE, INC. AND SUBSIDIARIES

                                INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1997 and September 30, 1996 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
------   --------------------

     1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1997 and September 30, 1996.

     2) Consolidated Condensed Balance Sheets as of September 30, 1997 and December 31, 1996.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996.

     4) Notes to Consolidated Condensed Financial Statements as of Sep-tember 30, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition
------  -----------------------------------------------------------
        and Results of Operation
        ------------------------


PART II -- OTHER INFORMATION
-------    -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I -- FINANCIAL INFORMATION
                     -------------------------------

Item 1.  Financial Statements
------   --------------------

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                     MEDICORE, INC. AND SUBSIDIARIES
                               (UNAUDITED)

                            Three Months Ended         Nine Months Ended
                               September 30,              September 30,
                             ----------------          ------------------
                             1997        1996          1997          1996
                             ----        ----          ----          ----
REVENUES
 Sales                   $10,627,557  $6,633,610   $26,472,183   $22,387,167
 Gain on subsidiary
  securities offering
  and warrants exercise                                 89,898     1,521,127
 Realized gain on
  sale of marketable
  securities                             307,834        49,493     1,793,680
 Other income                166,361     373,986       457,103       636,849
 Litigation settlement                                               139,645
                         -----------  ----------   -----------   -----------
                          10,793,918   7,315,430    27,068,677    26,478,468

COST AND EXPENSES
 Cost of goods sold        8,864,058   5,345,390    21,566,904    18,110,329
 Selling, general and
 administrative expenses   1,671,516   1,406,694     4,549,813     4,472,826
 Interest expense            124,352      56,021       234,578       169,011
                         -----------  ----------   -----------   -----------
                          10,659,926   6,808,105    26,351,295    22,752,166
                         -----------  ----------   -----------   -----------

 INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST       133,992     507,325       717,382     3,726,302

Income tax (benefit)
 provision                    11,107     108,679       (28,760)    1,125,389
                         -----------  ----------   -----------   -----------

 INCOME BEFORE MINORITY
 INTEREST                    122,885     398,646       746,142     2,600,913

Minority interest in
 earnings of consolidated
 subsidiaries                 92,101      65,540       333,305       261,228
                         -----------  ----------   -----------   -----------

 NET INCOME              $    30,784  $  333,106   $   412,837   $ 2,339,685
                         ===========  ==========   ===========   ===========

Net income per share         $.01        $.06         $.07          $.39
                             ====        ====         ====          ====

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  September 30,  December 31,
                                                       1997        1996(A)
                                                       ----        -------
                                                   (Unaudited)
Assets
Current Assets:
 Cash and cash equivalents                         $ 7,741,440   $10,665,826
 Marketable securities                                 606,687     1,405,579
 Short-term investments                                134,294       129,472
 Accounts receivable, less allowances of
   $354,000 at September 30, 1997 and
   $385,000 at December 31, 1996                     6,118,756     3,711,600
 Inventories, less allowances for
   obsolescence of $589,000 at September 30,
   1997 and $169,000 at December 31, 1996            8,197,033     3,637,556
 Prepaid expenses and other current assets           1,418,778       589,502
                                                   -----------   -----------
Total current assets                                24,216,988    20,139,535

Property and Equipment:
 Land and improvements                               1,013,655     1,024,455
 Building and building improvements                  3,110,330     2,986,126
 Equipment and furniture                             9,464,364     6,364,188
 Leasehold improvements                                851,435       392,607
                                                   -----------   -----------
                                                    14,439,784    10,767,376
 Less accumulated depreciation
  and amortization                                   5,351,404     4,728,167
                                                   -----------   -----------
                                                     9,088,380     6,039,209
Deferred expenses and other assets                     297,076       204,361
Costs in excess of net tangible assets
 acquired, less accumulated amortization
 of $398,000 at September 30, 1997 and
 $356,000 at December 31, 1996                       1,921,192       701,747
                                                   -----------   -----------
                                                   $35,523,636   $27,084,852
                                                   ===========   ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Short-term bank borrowings                        $ 2,873,889
 Accounts payable                                    4,915,264   $ 2,726,817
 Accrued expenses and other current
  liabilities                                        2,295,703     1,412,623
 Current portion of long-term debt                   1,099,979       832,851
 Income taxes payable                                  424,459       788,976
 Deferred income taxes                                 230,541       534,120
                                                   -----------   -----------
 Total current liabilities                          11,839,835     6,295,387

Long-term debt                                       2,976,357     1,677,367
Deferred income taxes                                2,276,681     2,155,603
Minority interest in subsidiaries                    4,701,668     3,935,037

Commitments and contingencies

Stockholders' Equity:
 Common stock, $.01 par value authorized
  12,000,000 shares; issued and outstanding
  5,856,940 shares at September 30, 1997;
  5,456,940 shares at December 31, 1996                 58,569        54,569
 Capital in excess of par value                     12,329,283    11,493,255
 Retained earnings                                   1,022,383       609,546
 Foreign currency translation adjustment               (57,286)       (7,371)
 Unrealized gain on marketable
  securities for sale                                  376,146       871,459
                                                   -----------   -----------
 Total Stockholders' Equity                         13,729,095    13,021,458
                                                   -----------   -----------
                                                   $35,523,636   $27,084,852
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

                      MEDICORE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                      1997          1996
                                                      ----          ----
OPERATING ACTIVITIES
 Net income                                       $   412,837   $ 2,339,685
 Adjustments to reconcile net income to net
  (used in) cash provided by operating
  activities:
   Depreciation                                       689,299       484,932
   Amortization                                        61,786        58,736
   Bad debt expense                                    34,464       127,290
   Gain on Viragen note collection                                 (227,703)
   Provision for inventory obsolescence                91,423        32,367
   Gain on sale of securities                         (49,493)   (1,793,680)
   Gain on subsidiary securities offering and
    warrants exercise                                 (89,899)   (1,521,127)
   Minority interest                                  333,305       261,228
   Forgiveness of option notes and accrued
    interest                                                        344,871
   Stock compensation                                                 5,560
   Deferred income taxes                               37,096       578,000
   Increase (decrease) relating to operating
    activities from:
     Accounts receivable                           (1,280,292)      (34,036)
     Inventories                                   (2,039,637)      230,688
     Prepaid expenses and other current assets       (415,172)       19,817
     Accounts payable                                 920,423    (1,018,724)
     Accrued expenses and other current
      liabilities                                      (7,753)     (609,447)
     Income taxes payable                            (677,250)       59,823
                                                  -----------   -----------
 Net cash used in operating activities             (1,978,863)     (661,720)

INVESTING ACTIVITIES
 Additions to property and equipment, net
  of minor disposals                               (1,690,844)
 Acquisition of subsidiary                         (2,166,011)     (550,318)
 Payments received on note receivable
  from Viragen, Inc.                                                373,948
 Proceeds from short-term investments                 230,274       285,146
 Short-term investments                              (235,096)     (225,664)
 Proceeds from sale of securities                      49,493     1,793,680
 Deferred expenses and other assets                  (105,611)      115,462
                                                  -----------   -----------
 Net cash (used in) provided by investing
  activities                                       (3,917,795)    1,792,254

FINANCING ACTIVITIES
 Proceeds from subsidiary stock offering                          3,445,158
 Line of credit borrowing to finance acquisition    2,500,000
 Other line of credit short-term borrowings           373,889
 Proceeds from long-term borrowings                                 181,476
 Subsidiary repurchase of stock                      (206,250)
 Payments on long-term borrowings                    (253,581)     (201,097)
 Dividend payments to minority shareholder             (3,966)       (6,107)
 Deferred financing costs                              (2,979)      (14,452)
 Proceeds from exercise of warrants and
  stock options                                       694,328        53,000
                                                  -----------   -----------
 Net cash provided by (used in) financing
  activities                                        3,101,441     3,457,978

Effect of exchange rate fluctuations on cash         (129,169)       30,992
                                                  -----------   -----------
(Decrease) increase in cash and cash
  equivalents                                      (2,924,386)    4,619,504
Cash and cash equivalents at beginning of year     10,665,826     4,836,512
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 7,741,440   $ 9,456,016
                                                  ===========   ===========

See notes to consolidated condensed financial statements.

                     MEDICORE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         September 30, 1997
                            (Unaudited)


NOTE 1--Summary of Significant Accounting Policies

Consolidation

The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 69.1% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 58.9% owned subsidiary, Techdyne, Inc. ("Techdyne") (including its wholly-owned subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne Livingston Limited (a subsidiary of Techdyne (Scotland))), collec-tively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 9.


Major Customers

A majority of the Company's electro-mechanical sales which consists of electronic and electro-mechanical products primarily manufactured to customer specifications and designed for original equipment manufacturers and distributors in the data processing, telecommunications, instrumenta-tion and food preparation equipment industries, are to certain major customers. Approximately 53% of the sales of Lytton, Techdyne's recently acquired subsidiary (see Note 9) for each of its last three fiscal years prior to being acquired by the Company were to PMI Food Equipment Group ("PMI"). Sales to PMI by Lytton for the two months ended September 30, 1997, since Techdyne acquired Lytton on July 31, 1997, accounted for approximately 44% of Lytton's sales during this period. Customers gen-erating at least 10% of the Company's sales for the nine months ended September 30, 1997 included IBM (19%) and EMC (10%). The loss of or substantially reduced sales to any of the Company's major customers would have an adverse effect on its operations if such sales were not replaced. See "Management's Discussion and Analysis of Financial Condi-tion and Results of Operations - Results of Operations."


Sale of Stock By Subsidiaries

The Company follows an accounting policy of income statement recognition for sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 8.


Inventories

     Inventories are comprised of the following:

                                                 September 30, December 31,
                                                      1997         1996
                                                   ----------   ----------
          Electronic and mechanical
            components, net:
             Finished goods                        $  748,979   $  486,863
             Work in process                        1,514,244      478,481
             Raw materials and supplies             5,559,620    2,083,990
                                                   ----------   ----------
                                                    7,822,843    3,049,334
             Medical supplies                         374,190      588,222
                                                   ----------   ----------
                                                   $8,197,033   $3,637,556
                                                   ==========   ==========


Income Taxes

Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are ex-pected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

                     MEDICORE, INC. AND SUBSIDIARIES

                          September 30, 1997
                              (Unaudited)


NOTE 1--Summary of Significant Accounting Policies --Continued

The Company filed consolidated federal and state tax returns with Techdyne until October 2, 1995, the date Techdyne's securities offering was com-pleted, after which Techdyne files separate income tax returns with its income tax liability reflected on a separate return basis. DCA was like-wise included in the consolidated tax returns of the Company until the completion of its public offering in April 1996, after which it files separate income tax returns with its income tax liability reflected on a separate return basis. See Note 8.


Earnings per Share

Earnings per share have been computed on the basis of weighted average shares outstanding plus common equivalent shares from dilutive stock options using the treasury stock method and average market price for the three months and nine months ended September 30, 1997 and using the modi-fied treasury stock method and average market price for the three months and nine months ended September 30, 1996.


New Pronouncements

In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used for computing earnings per share and to restate all prior periods.
The new requirements for calculating primary earnings per share will ex-clude the dilutive effect of stock options. This change would not have affected earnings per share under the basic computation required by FAS 128 for the three months ended September 30, 1997 or September 30, 1996 but would have increased earnings per share for the nine months ended Sep-tember 30, 1997 to $.08 per share and would have increased earnings per share for the nine months ended September 30, 1996 to $.43. Earnings per share under the diluted computation required under FAS 128, which will include stock options using the treasury stock method and average market price, would have yielded the same results as the present primary compu-tation for the three months and nine months ended September 30, 1997 and for the same periods of the preceding year.


Reclassifications

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


NOTE  2--Interim Adjustments

The financial summaries for the three months and nine months ended Sep-tember 30, 1997 and September 30, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1996.

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1997
                               (Unaudited)


NOTE 3--Transactions With Viragen, Inc.

The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991. The Company has recorded these securities at fair value with the unrealized gain credited to a separate component of Stockholders' Equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq Stock Market commencing September 1996 and by the National Quotation Bureau, Inc. prior to that time. The market price of Viragen common stock has fluctuated significantly amounting to $2.34 per share at September 30, 1997 and $5.22 per share at December 31, 1996.

The Company sold 10,000 shares of Viragen stock and recognized a gain of approximately $49,000 during the first quarter of 1997, and sold 310,000 shares and recognized a gain of $562,000 during the same period of the preceding year. There were no such sales during the second or third quarter of 1997 as compared with sales of 160,000 shares for $924,000 and 69,000 shares for $308,000 during the second and third quarters of 1996, respectively.

The Company had a second mortgage and related note due from Viragen. The note balance included amounts due from Viragen that were previously written off by the Company. In March, 1996, Viragen prepaid $165,000 on this note. The Company recognized a gain of approximately $29,000 in the first quarter of 1996 as a result of collecting a portion of the previously reserved amount and recognized a gain of approximately $198,000 in the third quarter of 1996, as a result of Viragen repaying the balance which had been offset by an allowance for amounts previously written off as uncollectable.

The Company has a royalty agreement with Viragen, pursuant to which it receives a royalty on Viragen's net sales of interferon and related products. The terms of the agreement include an aggregate of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the remaining
$55 million. Royalty payments are due quarterly. Under the agreement, approximately $108,000 of royalties earned pursuant to a previous agreement, will comprise the final payment.


NOTE 4--Long-Term Debt

On February 8, 1996, Techdyne refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with Techdyne's acquisition of Lytton on July 31, 1997, the line of credit was modified and was increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The interest rate has remained at 9.25% since the line was drawn on July 31, 1997. The line was fully drawn down in connection with the Lytton acquisition with $2,500,000 remaining outstanding at September 30, 1997. See Note 9.

The bank also extended two commercial term loans to Techdyne, one for $712,500 which had an outstanding balance of $672,000 and $691,000 at September 30, 1997 and December 31, 1996 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot.

The second commercial term loan for $200,000 had an outstanding balance of $137,000 and $167,000 at September 30, 1997 and December 31, 1996,
respectively, and is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

                   MEDICORE, INC. AND SUBSIDIARIES

                        September 30, 1997
                           (Unaudited)


NOTE 4--Long-Term Debt--Continued

The Company has unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the two commercial term loans.

Techdyne has a promissory note payable to a local bank of $145,000 at September 30, 1997 and December 31, 1996, with interest payable monthly at prime with the note maturing April, 2000.

Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus .5% which matures August 1, 1998. The average amount outstanding on this loan since the Company acquired Lytton on July 31, 1997 was $55,758 with the maximum outstanding of $373,889 remaining outstanding as of September 30, 1997. The weighted average interest rate on this loan during this period was 9.13%. Lytton has a $1,000,000 installment loan with the same bank maturing June, 2002 at an annual rate of 9% for two years, with monthly payments of $16,667 plus interest. After two years, Lytton will have an option of a variable or fixed interest rate. The balance outstanding on this loan was $983,333 as of September 30, 1997. Lytton also negotiated a $500,000 equipment loan agreement with the same bank payable over four years through July 1, 2001 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of September 30, 1997. All of these bank loans are secured by the business assets of Lytton.

In October, 1994, Techdyne (Scotland) finalized the purchase of the facility which houses its operations at a cost of approximately $730,000. This mortgage had a remaining balance of $566,000 and $622,000 at Sep-tember 30, 1997 and December 31, 1996, respectively. Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $324,000 and $342,000 at September 30, 1997 and December 31, 1996, respectively. No amounts were outstanding under this line of credit as of September 30, 1997 or December 31, 1996.

The Company obtained a $130,000 mortgage on vacant land for possible future expansion in April 1993. This mortgage has been extended from its originally scheduled due date of April 1, 1998 to May 1, 2003 with payments remaining at $1,083 per month plus interest at prime plus 1.50%. This mortgage had a balance of approximately $73,000 at September 30, 1997 and $76,000 at December 31, 1996.

DCA has mortgages on its buildings in Lemoyne, Pennsylvania and Easton, Maryland for which the remaining combined principal balance amounted to approximately $450,000 and $504,000 at September 30, 1997 and December 31, 1996, respectively. Commencing November 30, 1993, the bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabil-ities.

DCA has an equipment purchase agreement for kidney dialysis machines for its facilities in Pennsylvania and Florida. The initial principal balance of $195,130, additional borrowings of $124,096 in 1996, $17,000 in March, 1997, $48,000 in June, 1997 and $108,000 in July, 1997, net of downpayments, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. Monthly payments were originally $4,435 commencing September, 1995, including principal and interest, through September, 2000, with additional monthly payments on new financing as follows: $2,750 on 1996 financing commencing December, 1996, including principal and interest through September, 2001 with interest at 12%; additional monthly payments of $344 commencing March, 1997, including principal and interest, through February, 2002, with interest at 8%; additional monthly payments of $975 commencing June, 1997, including principal and interest through May, 2002, with interest at 8.7%; and additional monthly payments of $2,194 commencing July, 1997, including principal and interest through June, 2002, with interest at 8.7%. The remaining principal balance under this agreement amounted to approximately $398,000 and $272,000 at September 30, 1997 and December 31, 1996, respectively. In conjunction with DCA's sale of its Florida dialysis operations on October 31, 1997,

                        MEDICORE, INC. AND SUBSIDIARIES

                              September 30, 1997
                                 (Unaudited)


NOTE 4--Long-Term Debt--Continued

the purchaser assumed a portion of the financing liabilities which amounted to approximately $113,000 as of September 30, 1997, which is included in the balance outstanding of $398,000 at that date. See Note 10.

The prime rate was 8.5% as of September 30, 1997 and 8.25% as of December 31, 1996.

Interest payments on long-term debt amounted to $115,000 and $223,000 for the three months and nine months ended September 30, 1997 and $54,000 and $170,000 for the same periods of the preceding year.


NOTE 5 -- Income Taxes

Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. DCA likewise files separate federal and state income tax returns subsequent to its 1996 public offering.

Techdyne has net operating loss carryforwards which amounted to approxi-mately $5 million at December 31, 1996 and which expire in years 2003 through 2010. These net operating loss carryforwards are only available to offset Techdyne (US) taxable income. Techdyne's new subsidiary Lytton, will be included in Techdyne's consolidated federal tax return effective August 1, 1997 with Techdyne's net operating loss carryforwards able to be utilized to offset any income taxable for federal return purposes generated by Lytton. See Note 9.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A de-ferred tax liability of $2,087,000 at September 30, 1997 and $2,053,000 December 31, 1996 resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes resulting in a difference between book and tax basis of the Company's investments in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of these subsidiaries. Management of the Company currently has no plans to effect a transaction that will result in such a divesti-ture. A deferred tax liability of approximately $231,000 has been recorded for the unrealized gain on marketable securities. See Note 3.

The Company had a domestic income tax expense (benefit) of approximately $48,000 and $72,000 for the three months and nine months ended September 30, 1997, including deferred taxes of approximately $34,000 on gains on Techdyne warrant exercises during the nine months ended September 30, 1997, all of which were prior to the third quarter; and $120,000 and $821,000 for the same periods of the preceding year, including deferred taxes of $578,000 in the second quarter of 1996 on the DCA stock offering. See
Note 8.

Techdyne (Scotland) had an income tax (benefit) expense of approximately $(36,000) and $(100,000) for the three months and nine months ended September 30, 1997 and income tax (benefit) expense of approximately $(12,000) and $304,000 for the same periods of the preceding year.

Income tax payments were $364,000 and $770,000 for the three months and nine months ended September 30, 1997 and $487,000 and $497,000 for the same periods of the preceding year.


NOTE 6 -- Stock Options And Stock Compensation

In September 1994, the Company granted options to a consulting firm to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997. Options for 200,000 shares were transferred by the consulting firm to another party in September, 1996. The options vested on the basis of 25% of the aggregate as of the end of each quarter beginning with the quarter ended December 31, 1994. Options for

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1997
                                (Unaudited)


NOTE 6 -- Stock Options And Stock Compensation-Continued

200,000 shares were exercised in August, 1997 and the remaining options for 200,000 shares were exercised in September 1997.

In September, 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes. In September, 1996, the Company forgave the balances due under the notes including accrued interest, In accordance with which it recorded approximately $344,000 in compensation expense in the second quarter of 1996. The
Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options, of which there are currently 806,000 outstanding, as a service award to officers, directors, consultants and certain em-ployees of the Company and certain of its subsidiaries under its 1989
Stock Option Plan. The options were exercisable at $3.00 per share reduced to $2.38 per share on December 30, 1996, through April 17, 2000.
On June 11, 1997, the Company's Board of directors granted a five-year non-qualified stock option under the 1989 Stock Option Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new Board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. Including the June 1997, grant, there are 841,000 options outstanding under the 1989 plan.

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

In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's Board of Direc-tors granted 227,500 options, of which there are 171,600 outstanding as of September 30, 1997, to certain of its officers, directors, employees and consultants. These options are excercisable for a period of five years at $1 per share.

On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

On September 6, 1997, Techdyne's Board of Directors adopted a Stock Option Plan with 500,000 shares of its common stock reserved under the 1997 Plan with the 1997 Plan approved by shareholders at Techdyne's annual meeting of shareholders on June 11, 1997. On September 23, 1997, Techdyne's Board granted options under the plan for an aggregate of 375,000 shares of Techdyne common stock exercisable for five years through September 22, 2002 at $3.25 per share, the closing price of the common stock on that date as reported by Nasdaq.

In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's Board of Direc-tors granted 210,000 options, of which there are 187,000 outstanding options as of September 30, 1997 to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. In August, 1995, DCA's Board granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

                    MEDICORE, INC. AND SUBSIDIARIES

                          September 30, 1997
                             (Unaudited)


NOTE 6 -- Stock Options And Stock Compensation-Continued

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

Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement.

Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretional profit sharing and matching expense since Techdyne acquired Lytton on July 31, 1997 has been approximately $7,000.


NOTE 8 -- Subsidiary Stock Offerings

In October 1995, Techdyne completed a public offering of common stock and redeemable common stock purchase warrants. During the nine months ended September 30, 1997, approximately 41,000 Techdyne warrants were exercised, with all such exercises occurring prior to the third quarter, providing net proceeds of approximately $194,000 after underwriter commissions on the warrant exercises. In accordance with its accounting policy of income statement recognition for sales of stock by subsidiaries, which includes exercises of warrants issued in subsidiary stock offerings, the Company recognized a gain of approximately $61,000 with applicable income taxes of approximately $23,000, which resulted in a net gain of approximately $38,000 during the first quarter of 1997 and a gain of $29,000 with appli-cable income taxes of approximately $11,000, which resulted in a net gain of approximately $18,000 during the second quarter of 1997, with no warrant exercises or related gains in the third quarter of 1997. See Note 1.

DCA completed a public offering in April 1996 for which the Company re-corded a gain of approximately $1,521,000 with applicable income taxes of $578,000, which resulted in a net gain of approximately $943,000.


NOTE 9 -- Acquisition

On July 31, 1997, Techdyne acquired Lytton Incorporated, which is engaged in the manufacture and assembly of printed circuit boards and other elec-tronic products for commercial customers. Techdyne's modified bank line of credit (see Note 4) provided $2,500,000 cash required at closing. In addition, the purchase price included 300,000 shares of Techdyne common stock which have been registered for the seller. Techdyne has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares of common stock which had a fair value of approximately $1,031,000 based on the closing price of its common stock on the date of the acquisition with the guaranteed sales proceeds amounting to $2,400,000 if certain earnings objectives are met by Lytton in a specified one year period, with Lytton having achieved such objectives on a pro rata basis for the six month period already expired with a final determination to be made at the conclusion of the one year period. Techdyne has the option of paying the seller any difference between the guaranteed sales proceeds and the actual amount realized by the seller from the sale of Techdyne common stock in cash and/or additional common stock of Techdyne. Based on the closing price of the Company's common stock on September 30, 1997, the shares issued in the Lytton acquisition had a fair value of approximately $1,163,000. With the earnings objectives being met on a pro

                       MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1997
                               (Unaudited)


NOTE 9 - Acquisition--Continued

rata basis by Lytton, this stock valuation contingency could result in additional consideration of approximately $1,237,000 being due either in cash or in approximately 320,000 shares of Techdyne's common stock. In addition, the Stock Purchase Agreement provides for incentive considera-tion based on specific sales levels of Lytton for each of three years as specified in the Agreement with any such consideration payable in cash. Any additional consideration payable either from the stock valuation guarantee or as incentive consideration would result in additional good-will which would be amortized over the remainder of the initial 25 year life.

The acquisition was accounted for under the purchase method of accounting, and accordingly the results of operation of Lytton have been included on the accompanying consolidated condensed statement of income since August 1, 1997. The total purchase price preliminarily recorded amounted to $3,621,000 including estimated acquisition costs of $90,000 resulting in goodwill of approximately $1,261,000 which will be amortized over 25 years.

     The net purchase price was allocated as follows:

          Working capital, other than cash         $  1,398,588
          Property, plant and equipment               1,959,751
          Other assets                                    3,000
          Goodwill                                    1,261,353
          Other liabilities                          (1,335,432)
                                                   ------------
                                                   $  3,287,260
                                                   ============

          Net cash portion of purchase price,
            including costs                        $  2,256,010
          Common stock issued                         1,031,250
                                                   ------------
                                                   $  3,287,260

The following pro forma consolidated condensed financial information re-flects the Lytton acquisition as if it had occurred on January 1, 1996, for statement of income purposes. The pro forma financial information does not purport to represent what the Company's actual results of opera-tions would have been had the sale occurred as of January 1, 1996 and may not be indicative of operating results for any future periods.


                      SUMMARY PRO FORMA INFORMATION

                                                     Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                    1997            1996
                                                    ----            ----
          Total revenues                        $37,769,000     $33,831,000
          Net income                            $   646,000     $ 2,410,000

          Earnings per share                        $.11            $.40
                                                    ====            ====


NOTE 10 - SUBSEQUENT EVENTS

On October 31, 1997, DCA concluded a sale ("Sale") of substantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Considera-tion for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser has agreed to register within one year.

                    MEDICORE, INC. AND SUBSIDIARIES

                          September 30, 1997
                             (Unaudited)


NOTE 10 - SUBSEQUENT EVENTS--Continued

Provided that the shares are sold within 30 days of their registration, the purchaser has agreed to make up any difference by which the sales proceeds are less then $480,000 in cash or additional registered shares of the purchaser at its discretion.

The pro forma consolidated condensed financial information presented below reflects the Sale if it had occurred on January 1, 1996 for purposes of Statement of Operations information and as if it had occurred at the end of the period for purposes of balance sheet information. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and DCA, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses which amounted to approximately $105,000 and $187,000 for the nine months ended September 30, 1997 and September 30, 1996, respec-tively, have accordingly not been removed when computing the below pro forma amounts.

No assumption has been included in the pro forma information as to invest-ment income to be realized from investment of the proceeds of the Sale.
If the estimated after tax proceeds of approximately $2,985,000 based on $4,585,000 cash proceeds at closing and estimated taxes of $1,600,000 were assumed to have been invested in short-term Treasury Bills at the current estimated yield of 5.15% for the entire periods presented pending decision as to other investment of the funds, estimated interest income of $111,000 would have been earned for both the nine months ended September 30, 1997 and for the same period of the preceding year which has not been reflected in the pro forma revenues or income information.

The summary pro forma information is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's financial position or operating results for any future periods.


                    SUMMARY PRO FORMA INFORMATION

       Statement of Income Information
       -------------------------------

                                           Nine Months Ended
                                              September 30,
                                       --------------------------
                                           1997           1996
                                           ----           ----
          Total revenue                $25,552,000    $24,923,000
                                       ===========    ===========

          Net income                   $   245,000    $ 2,112,000
                                       ===========    ===========

          Income per common share          $.04           $.35
                                           ====           ====

       Balance Sheet Information
       -------------------------

          Total assets                 $39,793,000
                                       ===========
          Total liabilities            $24,517,000
                                       ===========
          Total stockholders' equity   $15,276,000
                                       ===========

DCA has preliminarily estimated that it will record a gain on the Sale of approximately $2,700,000 as of October 31, 1997, representing an estimated pre-tax gain of approximately $4,300,000, net of estimated income taxes of approximately $1,600,000, of which approximately $528,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. The Company's portion of the net gain of $2,172,000 would amount to approximately $1,500,000 with the balance of approximately $672,000 applicable to the DCA minority interest. This gain is not reflected in the above pro forma information. The actual gain will be subject to the actual amount of net assets sold as of October 31, 1997 and related costs of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934, including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, antici-pated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including the pursuit of new Techdyne business development efforts to replace lost sales from major customers, and the development of new products and facilities, anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Registration Statement of the Company on Form S-3 as filed with the Securities and Exchange Commission ("Commission") effective May 15, 1997 and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements on Forms S-3 (effective December 11, 1996 and November 4, 1997) and DCA's Registration Statement, Form SB-2 (effective on April 17, 1996).

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

The Company's future growth as an international contract manufacturer of precision electronic and electro-mechanical products for OEMs in the data processing, telecommunication, instrumentation industries and food preparation equipment industries will be influenced by several factors including technological developments, the ability of the Company to efficiently meet the design and production requirements of its customers, and the market acceptance of its customers' products. Further factors impacting the success of the Company's electronic manufacturing operations are increases in expenses associated with continued sales growth, the ability of Techdyne to control costs, management's ability to evaluate new orders to target satisfactory profit margins, the capacity of Techdyne to develop and manage the introduction of new products, and competition as well as pursue acquisitions in new geographical and product markets. Quality control is also essential to Techdyne's operations, since cus-tomers demand strict compliance with design and product specifications. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its revenues and profitability.

The dialysis industry is highly competitive and subject to extensive regulation, including the limitation on fees for dialysis treatments and services. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers. There is also substantial compe-tition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company's subsidiary, DCA, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

The Company's growth in dialysis operations depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Manage-ment continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. In July, 1997 the Company opened a new center in Carlisle, Pennsylvania. The Company is planning new centers in New Jersey and Pennsylvania. Several agreements for acute in-patient services are under review but there is no assurance that such agreements would be completed. Even if the Company were to establish new centers in the near future, or complete in-patient treatment arrangements, there is no certainty as to when any new centers or service contracts would be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable.

Results of Operations

Consolidated revenues increased approximately $3,478,000 (48%) and $590,000 (2%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. Sales revenues increased $3,994,000 (60%) and $4,085,000 (18%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. 1997 revenues included a gain of approximately $90,000 for the nine months ended September 30, 1997 from the exercise of common stock purchase warrants from Techdyne's securities offering, with such gains all prior to the third quarter. 1996 included a gain of approxi-mately $1,521,000 from DCA's securities offering. See Note 8 to "Notes to Consolidated Condensed Financial Statements." Gain on sale of marketable securities represents a gain attributable to the sale of Viragen (a former subsidiary) common stock for which the carrying value had been written-off in previous periods (see Note 3 to "Notes to Consolidated Condensed Financial Statements") with no gain for the three months ended and a gain of $49,000 for the nine months ended September 30, 1997 and gains of $308,000 and $1,794,000 for the same periods of the preceding year. Other income decreased approximately $208,000 and $180,000 for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year primarily due to gains of $198,000 and $227,000 for the three months and nine months ended September 30, 1996 on the Viragen note recovery. See Note 3 to "Notes to Consolidated Condensed Financial Statements." Prior year revenues included $140,000 from a litigation settlement in the first quarter of 1996.

Techdyne sales increased $3,715,000 (71%) and $3,785,000 (21%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. Domestic sales of Techdyne increased $3,705,000 (100%) and $7,400,000 (76%) and European-based sales increased $11,000 (1%) and decreased $3,615,000 (43%) compared to the same periods of the preceding year. The increase in domestic sales included sales of Lytton of $2,779,000 commencing August 1, 1997. The decrease in European-based sales was largely attributable to decreases of $614,000 (54%) and $5,086,000 (70%) in sales to Compaq Computer Corp. ("Compaq") by Techdyne (Scotland) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year.

Approximately 50% and 61% of Techdyne's consolidated sales and 42% and 50% of the Company's consolidated sales for the three months and nine months ended September 30, 1997 were made to five customers. Customers generating 10% or more of Techdyne's or the Company's consolidated sales for either the three month or nine month periods with their respective portions of Techdyne's and the Company's consolidated sales for the three months and nine months ended September 30, 1997 included Compaq which accounted for 6% and 10% and 5% and 8%, IBM for 16% and 23% and 13% and 19% and EMC and its related suppliers for 7% and 13% and 6% and 10% and Lytton's major customer PMI for 14% and 6% and 12% and 5%. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations. Approximately $1,236,000 (44%) of Lytton's sales were to its major customer. The loss of or substantially reduced sales to any of its major customers, as occurred with Compaq in Europe commencing in the third quarter of 1996, would have an adverse effect on the Company's operations.

Revenues of Techdyne's Scottish-based subsidiary, Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 34% and 45% of the sales of Techdyne (Scotland) for the three months and nine months ended September 30, 1997, and 74% and 86% for the same periods of the preceding year. The bidding for Compaq orders in Scotland has become more competitive, which resulted in sub-stantially reduced Compaq sales commencing in the third quarter of 1996 and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts and has offset some of the lost Compaq business with sales to other customers and is also pursuing cost reductions efforts to remain competitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

Medical product sales revenues decreased $37,000 (9%) and $275,000 (17%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year, largely due to the Company's shutdown, resulting from unprofitable operations, of All American Medical & Surgical Supply Corp., the Company's home healthcare durable subsidiary ("All American"), which commenced operations in January 1996.

Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $311,000 (32%) and $521,000 (18%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. This increase included increased revenues of approximately $170,000 (45%) and $487,000 (52%) at the Company's dialysis center in Lemoyne, Pennsylvania which commenced operations in September 1995. Also included were revenues of $82,000 for the three months and nine months ended September 30, 1997 for the Company's new dialysis center in Carlisle, Pennsylvania which commenced treatments in July, 1997.

Cost of goods sold as a percentage of consolidated sales increased slightly for the three months ended September 30, 1997 to 83% compared to 81% for the same period of the preceding year but remained relatively stable for the nine months ended September 30, 1997 and for the same periods of the preceding year amounting to 81% for both periods.

Cost of goods sold for Techdyne increased to 88% for the three months ended September 30, 1997 compared to 85% for the same period of the preceding year. Cost of goods sold for Techdyne's new subsidiary, Lytton, included in results of operation since August 1, 1997 were 88%, which together with Techdyne (Scotland)'s reduced margins contributed to the overall increase in cost as a percentage of sales.

Cost of goods sold for the medical products division amounted to 66% and 64% for the three months and nine months ended September 30, 1997 compared to 64% and 65% for the same periods of the preceding year reflecting increases in the cost of the principal product of this division and changes resulting from the shutdown of All American.

Cost of medical services sales decreased to 60% from 66% and to 61% from 66% for the three months and nine months ended September 30, 1997, largely as a result of a decrease in supply cost and healthcare salaries as a percentage of sales.

Selling, general and administrative expenses increased $265,000 and $77,000 for the three months and nine months ended September 30, 1997 compared to same period of the preceding year. While there were decreases from the shutdown of All American which is no longer reflected in the Company's results of operations, and also approximately $350,000 of stock compensation in the second quarter of 1996, the overall increase in 1997 resulted from increased medical services operations, increases related to Techdyne's Austin, Texas facility which has substantially increased its operations and Techdyne's new Massachusetts facility, as well as Lytton's selling, general and administrative expenses being included commencing August 1, 1997.

Interest expense increased approximately $68,000 and $66,000 for the three months and nine months ended September 30, 1997 compared to the same periods of the previous year resulting largely from interest on the bank line of credit used to finance the Lytton acquisition and also from Lytton's interest expense being included since August 1, 1997.

The prime rate was 8.5% at September 30, 1997 and 8.25% at December 31, 1996, respectively.


Liquidity and Capital Resources

Working capital totaled $12,377,000 at September 30, 1997, a decrease of $1,467,000 during the nine months ended September 30, 1997 reflecting income tax payments and various changes in other components of working capital resulting from increased sales levels. Included was a decrease of $495,000 in the net of tax valuation of marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Working capital of Lytton of $1,523,000 is included, although this was more than offset by the decrease in working capital resulting from the $2,500,000 bank loan funding the Lytton acquisition.

Included in the changes in components of working capital was a decrease of $2,924,000 in cash and cash equivalents, which included net cash used in operating activities of $1,979,000, net cash used in investing activities of $3,918,000 (including funds used in the acquisition of Lytton of approximately $2,166,000 and additions to property, plant and equipment of $1,691,000) and net cash provided by financing activities of $3,101,000 (including net proceeds of approximately $694,000 from the exercise of common stock purchase warrants and stock options, borrowings of $2,500,000 under Techdyne's line of credit to fund the Lytton acquisition, repayments on long-term debt of $254,000 and the repurchase by DCA of 100,000 shares of its stock for $206,000).

In February 1996, Techdyne refinanced its bank loan agreement. The financing included a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets. A $712,500 term loan, which had a balance of $672,000 and $691,000 at September 30, 1997 and December

31, 1996, respectively, is secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a balance of $137,000 and $167,000 at September 30, 1997 and December 31, 1996,
respectively, is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and has subor-dinated $2,500,000 due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. Techdyne was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank has granted waivers as of December 31, 1996 and through December 31, 1997. In connection with Techdyne's acquisition of Lytton in July 1997, the line of credit was increased to $2,500,000 with various other modifications, including removal of conditions regarding use of proceeds upon any sale of Techdyne (Scotland). In conjunction with this acquisition, the increased line of $2,500,000 was fully drawn down in July 1997, with this balance remaining outstanding as of September 30, 1997. See Notes 4 and 9 to "Notes to Consolidated Condensed Financial Statements."

Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the present note maturing April, 2000.
In April 1993, the Company purchased a vacant lot adjacent to Techdyne's facility in Hialeah, Florida for possible future expansion. In connection with this purchase, the Company obtained a $130,000 mortgage originally scheduled to mature April, 1998 which has been extended to May, 2003. The principal balance outstanding under this mortgage amounted to $73,000 and $82,000 at September 30, 1997 and December 1996, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

Techdyne (Scotland) has a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $324,000 and $342,000 at Sep-tember 30, 1997 and December 31,1996, respectively. The line of credit is secured by the assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of September 30, 1997 or December 31, 1996. In October, 1994, Techdyne (Scotland) pur-chased the facility housing its operations for approximately $730,000, Obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $566,000 and $622,000 at September 30, 1997 and December 31, 1996, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $450,000 and $504,000 at September 30, 1997 and December 31, 1996, respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1996. The lender has waived compliance with these covenants as of December 31, 1996 and through December 31, 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

DCA has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining principal balance of $398,000 and $272,000 at September 30, 1997 and December 31, 1996, respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1997 and $48,000 in the second quarter of 1997 and $108,000 in the third quarter of 1997. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

The Company has sold 10,000 shares of Viragen stock realizing a gain and cash proceeds of approximately $49,000 during the first nine months of 1997 and sold 539,000 shares and recognized gains of $1,794,000 during the same period of the preceding year. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at September 30, 1997 have been recorded at an estimated fair value of $607,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity. See Note 3 to "Notes to Consolidated Condensed Financial State-ments."

Techdyne has a convertible note payable to the Company, convertible at $1.75 per share, which amounted to approximately $3,128,000 and $2,998,000, including accrued interest, at September 30, 1997 and December 31, 1996, respectively, with $350,000 of the note converted into 200,000 shares of Techdyne common stock in September 1996.

For the nine months ended September 30, 1997, the Company recognized gains of approximately $90,000, with applicable income taxes of $34,000, which resulted in net gains of approximately $56,000 from exercise of Techdyne common stock purchase warrants from Techdyne's public offering with no such gains in the third quarter. See Note 8 to "Notes to Con-solidated Condensed Financial Statements."

Techdyne has established a new manufacturing facility in Milford, Massa-chusetts with the facility having an initial five year lease term through March 31, 2002. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. Techdyne is increasing its manufacturing capacity with new leases for its Houston and Austin, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the expenditures related to its new facilities, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities were provided from the proceeds from Techdyne's 1995 security offering.

On October 31, 1997, DCA concluded a sale of substantially all of the assets of its Florida dialysis operations for consideration of $5,065,000, of which $4,585,000 was received in cash at closing and $480,000 in common stock of the purchaser. The purchaser assumed approximately $113,000 of the financing liabilities of the equipment purchase agreement. DCA has preliminarily estimated an after tax gain of approximately $2,700,000 of which approximately $528,000 relates to the 20% minority interest in two of the subsidiaries whose assets were sold with the Company's portion of the net gain estimated at approximately $1,500,000, net of DCA minority interest of approximately $672,000. See Notes 4 and 9 to "Notes to Consolidated Condensed Financial Statements."

DCA, although having sold its Florida dialysis operations in October, 1997, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for DCA's 1996 securities offering and sale of its Florida operations. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from the securities offering and sale of the Florida operations will be adequate to finance expansion or that sufficient outside financing would be available to fund expansion.

DCA commenced operations at its newly established dialysis center in Carlisle, Pennsylvania in July 1997 and is in the process of establishing new dialysis centers in New Jersey and Pennsylvania.

The bulk of the Company's cash balances are carried in interest yielding vehicles at various rates and mature at different intervals depending on the anticipated cash requirements of the Company.

On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of printed circuit boards and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne's common stock on the date of acquisition for which Techdyne has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met over a 12 month period, which objectives have been met to date on a pro rata basis for the period already expired) to the seller. The Stock Purchase Agreement also provides for incentive consideration based on specific sales levels of Lytton for each of three successive specified years. Based on the closing price of the Techdyne's common stock on September 30, 1997, the shares issued in the Lytton acquisition had a fair value of $1,163,000 at September 30, 1997. The Lytton acquisition has expanded the Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve the continued existing customer base with opportunities to attract new customers. See Notes 4 and 9 to "Notes to Consolidated Condensed Financial Statements."

The Company anticipates that current levels of working capital and working capital from operations, including those of Lytton, will be adequate to successfully meet liquidity demands for at lease the next 12 months, including the financing obligations incurred in the acquisi-tion of Lytton. See Notes 4 and 9 to "Notes to Consolidated Condensed Financial Statements."

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Part I Exhibits

          (11)  Statements re: computation of per share earnings
          (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, Item 2, "Acquisi-tion or Disposition of Assets" dated August 14, 1997 relating to the acquisition by Techdyne of Lytton Incorporated on July 31, 1997. The Company filed a Current Report on Form 8-K/A#1, Item 7, "Financial Statements and Exhibits" dated October 15, 1997, reflecting that no financial statements of Lytton or pro forma financial information of the Company are required.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEDICORE, INC.

                                         By /s/ DANIEL R. OUZTS
                                           --------------------------------
                                           DANIEL R. OUZTS, Vice President/
                                           Finance, Controller and Principal
                                           Accounting Officer

Dated November 14, 1997

                                 EXHIBIT INDEX

Exhibit
  No.
-------

Part I Exhibits

(11)   Statement re: computation of per share earnings

(27)   Financial Data Schedule (for SEC use only)

                        MEDICORE, INC. AND SUBSIDIARIES
                EXHIBIT 11 -- COMPUTATION OF EARNINGS PER SHARE
                               (UNAUDITED)

                           Three Months Ended        Nine Months Ended
                             September 30,             September 30,
                           -----------------         ------------------
                           1997         1996         1997          1996
                           ----         ----         ----          ----
Primary

Weighted average
  shares outstanding     5,548,244    5,456,940    5,487,709     5,456,020

Net effect of dilutive
  stock options-based on
  the modified treasury
  stock method using
  average market price     283,998      459,768      385,449       616,756
                         ---------    ---------    ---------    ----------
                         5,832,242    5,916,708    5,873,158     6,072,776
                         =========    =========    =========    ==========
Net income               $  30,784    $ 333,106    $ 412,837    $2,339,685

Net income per share        $.01         $.06         $.07          $.39
                            ====         ====         ====          ====

Fully Diluted

Weighted average
  share outstanding                   5,456,940

Net effect of dilutive
  stock options-based on
  the modified treasury
  stock method using
  ending market price                   592,789
                                      ---------
                                      6,049,729
                                      =========

Net income                            $ 333,106
                                      =========

Net income per share                     $.06
                                         ====

Note: Fully diluted earnings per share has not been presented for the three months and nine months ended September 30, 1997 or for the nine months ended September 30, 1996 as they are not dilutive.