Form 10-K405
period 1997-12-31
MEDICORE INC
filed 1998-03-31
CIK 8643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                            -----------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from           to
                               ---------   ---------
Commission file number 0-6906
                       ------

                              MEDICORE, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                FLORIDA                             59-0941551
     -------------------------------           --------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     2337 WEST 76TH STREET, HIALEAH, FLORIDA           33016
    ----------------------------------------        ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 5, 1998 was approximately $9,563,000.

     As of March 5, 1998 the Company had outstanding 5,847,740 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on June 10, 1998.

     Annual Reports, Forms 10-K, for the years ended December 31, 1994 and 1995, Part IV, Exhibits.

     Annual Reports for Registrant's Subsidiary, Techdyne, Inc., Forms 10-K for the years ended December 31, 1995 and 1997, Part IV, Exhibits.

     Registration Statement of Registrant's Subsidiary, Techdyne, Inc., Form SB-2, effective September 13, 1995, Registration No. 33-94998-A, Part II, Item 27, Exhibits.

     Registration Statement of Registrant's Subsidiary, Techdyne, Inc., Form S-3, Effective December 11, 1996, Registration No. 333-15371, Part II,
Item 16, Exhibits.

     Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the years ended December 31, 1996, and 1997, Part IV, Exhibits.

     Registration Statement of Registrant's Subsidiary, Dialysis Corpora-tion of America, Form SB-2, effective April 17, 1996, Registration No. 333-80877A, Part II, Item 27, Exhibits.

                               MEDICORE, INC.

                   Index to Annual Report on Form 10-K
                      Year Ended December 31, 1997
                                                                     Page
                                                                     ----

                                 PART I

Item 1.  Business...................................................   1

Item 2.  Properties.................................................  17

Item 3.  Legal Proceedings..........................................  19

Item 4.  Submission of Matters to a Vote
         of Security Holders........................................  19

                                PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters............................  19

Item 6.  Selected Financial Data....................................  20

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............  21

Item 8.  Financial Statements and Supplementary Data................  31

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.....................  31

                                 PART III

Item 10. Directors and Executive Officers
         of the Registrant..........................................  32

Item 11. Executive Compensation.....................................  33

Item 12. Security Ownership of Certain
         Beneficial Owners and Management...........................  33

Item 13. Certain Relationships and Related Transactions.............  33

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K........................................  33

                                   PART I

Item 1.  Business

Historical

     Medicore, Inc. ("Medicore"), incorporated in Florida in 1961, manu-factures and distributes medical products, and through its 63% owned public subsidiary, Techdyne, Inc. ("Techdyne"), is an international contract manufacturer of electronic and electro-mechanical products, primarily for the data processing, telecommunications, instrumentation and food preparation equipment industries. Techdyne's wholly-owned subsidiaries include Lytton Incorporated ("Lytton") acquired in July, 1997, Techdyne (Scotland) Limited ("Techdyne (Scotland)") and Techdyne Livingston Limited which is a subsidiary of Techdyne (Scotland). Medicore also owns and operates three kidney dialysis centers through its 66% owned public subsidiary Dialysis Corporation of America ("DCA").

     Medicore and its subsidiaries are collectively hereinafter referred to as the "Company."

     The Company's executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Its telephone number in Florida is (305) 558-4000 and in New Jersey is (201) 288-8220.

Financial Information Relating to Industry Segments

                                           Year Ended December 31,
                                 -----------------------------------------
                                     1997           1996           1995
                                     ----           ----           ----
Revenues
Electro-mechanical(1)            $33,168,780    $24,434,180    $30,424,358
Medical products(2)                1,708,488      2,012,498      1,702,042
Medical services                   9,220,435      4,136,970      2,469,372
Earned at corporate level            329,404      4,517,673      2,413,790
Elimination of intersegment
  revenues:
   Parent company real estate
    rental charges to electro-
    mechanical manufacturing         (93,640)      (103,450)      (130,000)
   Electro-mechanical
    manufacturing sales to
    medical services                (213,985)      (278,465)      (219,482)
                                 -----------    -----------    -----------
Total Revenues                   $44,119,482    $34,719,406    $36,660,080
                                 ===========    ===========    ===========

                                          Year Ended December 31,
                                 ----------------------------------------
                                     1997           1996          1995
                                     ----           ----          ----

Operating Profit (Loss)(3)

Electro-mechanical(1)            $ 1,317,869    $ 1,282,190   $ 2,218,269
Medical products(2)                    6,489       (637,360)       34,789
Medical services                   4,352,812         75,706      (322,156)
                                 -----------    -----------   -----------
  Total Operating Profit           5,677,166        720,536     1,930,902
Earned at corporate level            329,404      4,517,673     2,413,790
General corporate expenses         1,488,587        977,691       505,169
Interest expense                     393,515        217,615       246,393
                                 -----------    -----------   -----------
Income before income taxes,
 and minority interest           $ 4,911,498    $ 4,042,903   $ 3,593,130
                                  ==========     ==========    ==========
Identifiable Assets(4)

Electro-mechanical(1)            $23,888,089    $13,224,196   $12,879,101
Medical products(2)                  580,125        985,210       780,343
Medical services                  11,637,765      7,552,289     3,971,867
                                 -----------    -----------   -----------
                                  36,843,037     21,761,695    17,631,311
                                 -----------    -----------   -----------
Corporate assets                   4,018,482      5,323,157     3,615,843
                                 -----------    -----------   -----------
Total Assets                     $40,861,519    $27,084,852   $21,247,154
                                 ===========    ===========   ===========

                Financial Information Relating to Foreign
                 and Domestic Operations and Export Sales

                                           Year Ended December 31,
                                 -----------------------------------------
                                     1997           1996           1995
                                     ----           ----           ----
Net Sales and Other Income
  United States                  $37,279,414    $24,559,290    $24,349,700
  Europe(5)                        6,840,068     10,160,116     12,310,380
                                 -----------    -----------    -----------
                                 $44,119,482    $34,719,406    $36,660,080
                                 ===========    ===========    ===========

Net Income (Loss)
  United States(2)               $ 2,434,607    $ 1,897,373    $ 1,254,849
  Europe(5)                         (193,636)       519,896        996,422
                                 -----------    -----------    -----------
                                 $ 2,240,971    $ 2,417,269    $ 2,251,271
                                 ===========    ===========    ===========

Identifiable Assets(4)
  United States                  $35,869,051    $21,299,640    $14,645,274
  Europe(5)                        4,992,468      5,785,212      6,601,880
                                 -----------    -----------    -----------
                                 $40,861,519    $27,084,852    $21,247,154
                                 ===========    ===========    ===========

(Notes on following page)

---------

(1) Reflects the operations, revenues, assets and liabilities of Lytton for the five months ended December 31, 1997. Lytton was acquired on July 31, 1997 for $2,500,000 and 300,000 shares of the Company's common stock, plus guarantees and incentive compensation. Lytton is engaged in the manufacture of electronic and electro-mechanical products, primarily printed circuit boards. See Item 1, "Business - Electro-Mechanical Manufacturing" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes estimated costs of $305,000 in 1996 for shutdown of durable medical equipment operations.

(3) Operating profit is total revenue exclusive of revenues earned at the corporate level, less operating expenses and includes any applicable amortization of costs in excess of net tangible assets acquired. Operating expenses exclude general corporate expenses, interest expense and minority interest of subsidiaries.

(4) Identifiable assets by segment include assets directly identifiable with the applicable operations. Company assets consist primarily of cash, receivables, marketable securities, real property and deferred expenses.

(5) Techdyne (Scotland) Limited sales are primarily to customers in the United Kingdom. Sales are also made to Ireland, Germany and the Middle East.

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

     The Company closed its durable medical equipment subsidiary, All American Medical & Surgical Supply Corp. in the first quarter of 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Marketing of medical products is conducted by independent manufacturer representatives and employees of the Company.

Electro-Mechanical Manufacturing

     Techdyne is an international contract manufacturer of electro-mechanical and electronic products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries.

     Custom-designed products primarily include conventional and molded cables and wire harnesses, and complex printed circuit boards ("PCBs") and electro-mechanical assemblies. Techdyne also manufactures complete finished assemblies as well as conducts contract manufacturing for other companies. Techdyne also provides manufacturing and test engineering services and materials management for its customers' high tech and rapidly changing products. Manufacturing is accomplished, if applicable, in accordance with Underwriters Laboratories specifications and the Canadian Standards Association requirements. Techdyne has an ISO 9002 quality assurance designation for its Hialeah, Florida and Houston and Austin, Texas facilities, which similar quality assurance designation is held by its European subsidiary Techdyne (Scotland). See "Quality Control" below.

     Techdyne custom designs and assembles over 800 components and finished products for over 100 OEM customers. The customer base consists of certain of the Fortune 500 companies. Approximately 79% of sales are domestic, and 21% effected by Techdyne (Scotland) are in the European markets. For the year ended December 31, 1997, approximately 63% of Techdyne's sales were made to numerous locations of six major customers, IBM (19%), EMC and its related suppliers (10%),Compaq Computer Corporation ("Compaq") (9%), Motorola (9%) and PMI Food Equipment Group ("PMI") (8%) (Lytton's primary customer which accounted for 38% of Lytton's sales for the five months ended December 31, 1997). Techdyne (Scotland) had a substantial portion of its sales, approximately 42%, to Compaq. During 1997 and 1996 bidding for Compaq orders became more competitive which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. A loss or substantially reduced sales of any major customer would have had an adverse effect on Techdyne and the Company as was the case with the Company in Europe. The Company is pursuing new customer orders. See Item
7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Techdyne's Business Strategy

     In response to industry trends for OEMs to rely more on contract manufacturers in order to reduce capital investment in sophisticated equipment, access manufacturing technology, improve inventory management and purchasing power, and focus on product development and marketing, particularly in view of constantly changing and improving technology and therefore, shorter product life cycles, Techdyne's objective is to become a stronger competitive force and provider of electronic contract manu-facturing services for OEM customers. Techdyne will continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products.

     Management is seeking to concentrate on high value added products and services for leading OEMs. Techdyne focuses on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services.

     Techdyne is able to build on its integrated manufacturing capabilities, provide its customers with a broad range of high value added manufacturing services and final system assemblies and testing. In addition to PCBs, Techdyne's cable assembly capabilities provide it with further opportuni-ties to leverage its vertical integration. By manufacturing PCBs and custom cable assemblies, Techdyne is able to provide greater value added and be more competitive. In addition, vertical integration provides Techdyne with greater control over quality, delivery and cost.

     Techdyne has significantly expanded its manufacturing facilities. In March, 1997, it executed a five year lease for 5,500 square feet of manu-facturing and office space in Milford, Massachusetts. Cables, harnesses and to a lesser extent PCBs are manufactured at this new facility. In April, 1997, it entered into two leases for its manufacturing facilities in Texas. One lease is for 18,225 square feet in Austin, Texas which tripled its existing manufacturing space in that area, and the second lease is for 15,000 square feet of space in Houston, Texas, also expanding on its manufacturing and warehousing facility at that location. These facilities have greatly expanded Techdyne's manufacturing capabilities and provide Techdyne with operations in key geographic markets for its electronic industry customers.

     Management has also successfully pursued business acquisition opportunities. In July, 1997, Techdyne acquired Lytton, a private company engaged in the manufacture, assembly and sale of complex PCBs and other electronic products for over 40 major commercial customers. Lytton is located in Dayton, Ohio, providing the Company with a new geographic and end user market. The Lytton acquisition complemented Techdyne's operations and continued the business strategy of the Company by expanding its customer base, broadening its product line, entering a new geographic area, enhancing its manufacturing capabilities, and enabling the Company to better serve the combined existing customer base with enhanced product choices with opportunities to further attract new customers.

     To satisfy customer needs, the Company seeks to develop long-term customer relationships by using its state-of-the-art technology to provide timely and quick-turnaround manufacturing and comprehensive support for materials purchases and inventory control. Through its EDI (electronic data interchange), the customer is able to convey its inventory and product needs on a weekly basis based on a rolling quantity forecast.

     More emphasis is placed on value-added turnkey business for the manu-facture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of its processes, and Techdyne's early involvement in the design process using its computer-aided design ("CAD") system.

     Techdyne is improving its material acquisition process in an attempt to better its purchasing power by identifying materials used across customer lines. In 1998, the Company will begin to update its material requirements planning ("MRP") system utilizing Visual Manufacturing software. The Visual Manufacturing software is anticipated to solve the "year 2000" issue for the Company. Management is also attempting to consolidate vendors to achieve better purchasing power. The Company believes these efforts will provide it with better leverage in material pricing and permit Techdyne to be more competitive when bidding for manu-facturing work and turnkey business. Management is also attempting to better track actual costs against customer quotes which will better allow it to control costs and more accurately manage its operating margins.

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

     Techdyne offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications, including multiconductor, ribbon, co-axial cable assemblies, and discrete wire harness assemblies.
The Company uses advanced manufacturing processes, in-line inspection and computer testing. The cable and harness assemblies use automated and semi-automated processes. Techdyne tests all of its cable and harness assemblies with computerized automated test equipment.

     Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

     Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors.

     Printed Circuit Boards and Molded Assemblies

     PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The variety of PCBs produced include pin-through-hole ("PTH") assemblies, low and medium volume surface mount technology ("SMT") assemblies, and mixed technology PCBs, which include multilayer PCBs.

     PCB production increased from approximately 8% in 1996, to approxi-mately 26% in 1997, primarily due to additional manufacturing facilities including the acquisition of Lytton which, with its six automated lines, is significantly involved in PCB production.

     PTH assembly involves inserting electronic components with pins or leads through pre-drilled holes in a PCB and soldering the pins to the electrical circuit.

     In SMT production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. SMT components are smaller, can be spaced more closely together and, unlike PTH components, can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. SMT manufacturing requires substantial capital investment in expensive, automated production equipment which requires high usage. Techdyne has computerized testing for substantially all of its PCBs to verify that components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

     Techdyne also produces multilayer PCBs, which consist of three or more layers of a PCB laminated together and interconnected by plated-through holes used to receive component leads and to interconnect the circuit layers. Multilayer boards increase packaging density, improve power and ground distribution, and permit the use of higher speed circuitry. The development of electronic components with increased speed, higher per-formance and smaller size has stimulated a demand for multilayer PCBs, as they provide increased reliability, density and complexity.

     Contract Manufacturing

     Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs, as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manu-factured by Techdyne through its computer-aided design system, engineering and supply procurement. Techdyne develops manufacturing processes and tooling and test sequences for new products for its customers. It also provides design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and Techdyne will assist in the design and engineering, or just manufacture to a customer's specifications. Contract manufacturing products also include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

     By contracting assembly production, OEMs are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications in their products without costly retooling and without any extensive capital investments for new or altered equipment.

     Medical Products

     Lancets are produced for the Company for its medical supplies distri-bution. Lancets produced by Techdyne are vertical insert molded disposable products distributed under the trade names Medi-Lance(tm), Lady Lite(tm) and Medi-Let or under a private label if requested by the customer.

     Reworking and Refurbishing

     Customers provide Techdyne with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

     Manufacturing

     Components and products are custom designed and developed to fit specific customer requirements and specifications. Techdyne attempts to develop a "partnership" relationship with many of its customers by providing a responsive, flexible, total manufacturing service. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, developing manufacturing processes for that particular customer and its needs, tooling and test sequences for new products from product designs received from its customers or developed by Techdyne based upon customer requirements. Techdyne's industrial, electrical and mechanical engineers work in close liaison with its customers' engineering departments from inception through design, prototypes, production and packaging.

     Techdyne maintains a large assortment of standard tooling and modern state-of-the-art equipment at all of its facilities. Techdyne operates simultaneous production and assembly lines for its diverse mix of electrical and electro-mechanical products.

     In addition to assembly operations, Techdyne has become more involved in contract manufacturing of moderate to high volume turnkey assemblies and sub-assemblies, including injection molded and electronic assembly products. Finished turnkey assemblies include the entire finished product and the entire manufacturing process from design and engineering to purchasing raw materials, manufacturing and assembly of the component parts, testing, packaging and delivery of the product to the customer. By contracting assembly production, OEMs are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications to their products without costly retooling and without any extensive capital investments for new or altered equipment.

     The PCB assembly operations are geared toward advanced SMT. Lytton provides Techdyne with increased PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce that compliments Techdyne's opera-tions. The manufacturing of PCBs involves several steps including the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors.

     The Company offers a wide range of custom manufactured cables and harnesses for molded and mechanical applications using advanced manufac-turing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

     Techdyne (Scotland)'s manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incor-porating multifaceted design and production capabilities.

     Techdyne also has "supplier partnerships" to meet customers' needs. This involves Techdyne accomplishing the in-house manufacturing require-ments of the customer. Through EDI the customer conveys its needs on a weekly basis based on a rolling quarterly forecast.

     Suppliers and Materials Management

     Materials used in Techdyne's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs, and plastic resins. These materials are readily available from a large number of suppliers and manufacturers. Techdyne has not experienced any signifi-cant disruptions from shortages in materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. Techdyne has a computerized system of material requirements planning, purchasing, sales and marketing functions. Techdyne is updating and making its materials acquisition processes more efficient by installing new Visual Manufacturing software in 1998/1999.

     Techdyne uses just-in-time inventory management technologies and manages its material pipelines and vendor base to allow its customers to increase or decrease volume requirements within established frameworks.

     Operational improvements implemented several years ago have improved the overall efficiency of manufacturing, particularly in the area of inventory management, including purchasing, which is geared more closely to current needs resulting in reduced obsolescence problems.

     Quality and Process Control

     Techdyne has an ISO 9002 quality assurance designation for its Hialeah, Florida, Houston and Austin, Texas and Dayton, Ohio facilities, which is the international standard of quality with respect to all quality systems of operations, including, among others, purchasing, design, engineering, processes, manufacturing, sales, inventory control and quality. Techdyne (Scotland) also holds a similar quality assurance designation.

     Quality control is essential to Techdyne's operations since low-cost and high quality production are primary competitive standards and are vital to the services of Techdyne. See "Competition" below. Products, components, assemblies and sub-assemblies manufactured by Techdyne are thoroughly inspected visually and electronically to assure components are to strict specifications and are functional and safe. Management believes it is one of the manufacturers of choice for the major Fortune 500 companies, certain of which continue to be customers based upon Techdyne's excellent record of quality production.

       Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufac-turing process. Techdyne strives for a CPK of two, i.e., twice as critical as customer tolerances.

     During the course of initial qualification and production cycles, new and existing customers inspect Techdyne and its operations. Techdyne's product and manufacturing quality receive excellent ratings.

     Customers

     Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Neverthe-less, historically a substantial percentage of the Company's net sales have been to multiple locations of a small number of customers, the loss of any of which would adversely affect the Company. To that extent, the Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, communications, instrumentation, data processing and food preparation equipment industries. These industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. In addition, the Company generates signifi-cant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's major customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected. In 1997, 63% of Techdyne's sales, including IBM (19%), EMC and related suppliers (10%), Compaq (9%), Motorola (9%), Telxon (8%) and PMI Food Equipment Group (8%) were made to numerous locations of six major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Techdyne sells to approximately an additional 100 other companies, which comprise the remaining 37% of its sales. Lytton, which was acquired in July, 1997 and focuses primarily in PCBs, had approximately 53% of its sales for the last three fiscal years to PMI Food Equipment Group. Techdyne (Scotland) had a substantial portion of its 1997 sales, approxi-mately 42%, to Compaq. During 1997 and 1996, bidding for Compaq orders became more competitive due to Far Eastern competitors which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Marketing and Sales

     Techdyne continues to pursue expansion and diversification of its customer base and it is targeting emerging OEMs in high growth industry segments. Principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through its sales managers and executive staff, and through its independent sales representatives.

     Domestic sales are generated by six regional sales managers covering different regions of the country. There are also 11 in-house sales/marketing personnel, including the President of Techdyne. The regional sales managers have six independent manufacturer representative agencies. Sales are also generated through catalogues, brochures and trade shows. The manufacturer sales representatives, primarily marketing electronic and similar high technology-products, are retained under exclusive sales representative agreements for specific territories and are paid on a commission basis.

     Techdyne (Scotland) has four in-house sales personnel who market its products and services to customers in Scotland, England, Ireland, Germany and the Middle East.

     Substantially all of Techdyne's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some production, such as its supplier partnerships are accomplished under open purchase orders with components released against customer requests. See "Manufac-turing and Supplies" above.

     Backlog

     At December 31, 1997, Techdyne's backlog of orders amounted to approximately $14,029,000, of which approximately $2,054,000 (approxi-mately 15%) was represented by the orders for Techdyne (Scotland) and approximately $7,408,000 (approximately 53%) was represented by orders for Lytton. Last year the backlog was approximately $7,300,000 of which approximately $1,320,000 was represented by orders for Techdyne (Scotland). Management believes, based on past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substan-tially all of its backlog orders are firm and will be filled within six months. The purchase orders within which Techdyne performs do not provide for cancellation. Over the last several years cancellations have been minimal. However, variations in the size and delivery schedules of purchase orders received by Techdyne may result in substantial fluctua-tions in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

Dialysis Operations

     The Company, through DCA and its subsidiaries, currently operates three outpatient dialysis treatment centers in Pennsylvania with a capacity of 31 licensed stations. Through these centers and other DCA subsidiaries, the Company provides inpatient dialysis services to several hospitals where the dialysis facilities are located. The outpatient dialysis centers are located in Carlisle, Lemoyne and Wellsboro, Pennsyl-vania. Home patient dialysis services are also provided by DCA, which includes dialysis training for patients at home, primarily peritoneal dialysis, either continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"), as well as Method 2 homepatient treatment which involves providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who are able and prefer to be treated at home.

     In October, 1997, DCA sold its Florida dialysis operations which included the assets of Dialysis Services of Florida, Inc. - Fort Walton Beach ("DSF"), the assets of Dialysis Medical, Inc. ("DMI") which related solely to the Florida Method 2 patient treatments, and an acute inpatient dialysis services agreement with a Florida hospital operated by DCA Medical Services, Inc. ("DCAMS"). DSF and DMI are now inactive, 20% of which subsidiaries was owned by a former medical director whose shares have been redeemed. DCAMS is wholly owned and continues to operate the home-care operations in Pennsylvania.

     DCA has commenced construction of a Manahawkin, New Jersey dialysis facility licensed for 12 stations, and will soon commence construction of another dialysis facility in Toms River, New Jersey. Other new dialysis facilities are anticipated, presently through construction and development of new dialysis centers as opposed to acquisition.

     DCA's Business Strategy

     DCA, having 21 years experience in successfully developing and operating dialysis treatment facilities, is intent upon using its expertise to expand its dialysis operations, including provision of ancillary services to patients. First in the Company's objectives is top quality patient care. Management intends to continue to establish alliances with hospitals and to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care and its smaller size which allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

     DCA is actively negotiating with physicians to establish new out-patient dialysis facilities. Other than the current development of the two facilities in New Jersey, there are no other firm agreements for the acquisition or construction of additional dialysis facilities, no firm contracts for acute inpatient dialysis services, and no assurance can be given that any such acquisition or development will be completed.

     DCA believes that it has existing adequate space within its facilities to accommodate greater patient volume and will work to achieve such increase, to lower its fixed costs, and operate at a greater efficiency level.

     One of the primary elements in acquiring or developing facilities is locating an area with an existing substantial patient base under the guidance of a local nephrologist, since the facility is primarily going to serve such patients. Other considerations in evaluating a proposed acquisition or development of a dialysis facility are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, whether a certificate of need is required, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity of the proposed center.

     An acquisition, which usually costs more than construction and development of a new facility, can be accomplished quickly. To construct and develop a new facility ready for operations may take an average of four to six months and 12 months or longer to generate income, all of which are subject to location, size and competitive elements. To construct a 10 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided.

     Acquisition of existing facilities may range from $40,000 to $70,000 per patient. Therefore, a facility for 30 patients could cost from $1,200,000 to $2,100,000 subject to location, competition, nature of facility and negotiation. To date, no acquisitions have been made and should such acquisition opportunities arise, there is no assurance that DCA would have available or be able to raise the necessary financing.

     Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its facilities, and are negotiated and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. Hospitals are willing to enter into such inpatient care arrangements for cost efficiencies and to eliminate the administrative burdens of providing dialysis services to their patients.

     ESRD Treatment Options

     Individuals with end stage renal disease ("ESRD"), which results from chemical imbalance and buildup of toxic chemicals, is a state of kidney disease characterized by advanced, irreversible renal impairment, which requires dialysis treatments or kidney transplantation to sustain life.

     Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient's home; (2) peritoneal dialysis, either CAPD or CCPD, usually performed at the patient's home; and/or (3) kidney transplant. The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the blood-stream. This is accomplished with the dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instruc-tions. Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant.

     Operations of Dialysis Facilities

     DCA's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room, staff work area, offices and a staff lounge and kitchen. DCA's facilities also have a designated area for training patients in home dialysis. Each facility offers amenities for the patients, such as a color television with headsets for each dialysis station, and other amenities to ensure the patients are com-fortable and relaxed.

     In accordance with participation requirements under the Medicare ESRD program, each facility retains a Medical Director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility also has a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker and a part-time registered dietitian, who all supervise each aspect of the patients' treatments.
See "Employees" below.

     Inpatient Dialysis Services

     DCA presently provides inpatient dialysis services to three hospitals in Pennsylvania. These services are under contracts with the hospitals wherein the dialysis facility provides the equipment, supplies and personnel to perform the dialysis treatments as required by the hospital. These hospital agreements specify per treatment fees individually negotiated with the hospital. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

     Ancillary Services

     Dialysis facilities provide certain ancillary services to ESRD patients, including the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services may include bone densitometry studies to test the degree of bone deterioration; electrocardiograms;
nerve conduction studies to test the degree of deterioration of nerves; doppler flow testing to test the effectiveness of the patient's vascular access for dialysis; and blood transfusions. See "Medicare Reimbursement" below.

     Physician Relationships

     An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home and where such patient's nephrologist has established practice privileges. Consequently, DCA relies on its ability to attract and satisfy the needs of referring nephrologists to gain new patients and to provide quality dialysis care through these referring physicians.

     The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. DCA retains by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of its facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. DCA's medical directors are typically a significant source of referrals to the particular center served.

     Patient Revenues

     Substantially all of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"). The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, presently the state in which the Company operates, provides Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage. Medicaid payments to DCA have not been significant.

     Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays approximately 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on location of the center.
See "Medicare Reimbursement" below. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and governmental funding re-strictions, which may adversely affect DCA's and the Company's revenues and dialysis services payments. See "Medicare Reimbursement" below.

     The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees. Inpatient treatments accounted for approximately 12% and 16% of DCA's revenues for the years ended December 31, 1996 and 1997, respectively.

     Medicare Reimbursement

     DCA is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, and substantially by Medicare under a prospective reimbursement system for chronic dialysis services. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. This form of reimbursement limits the allowable charge per treatment. An established composite rate set by HCFA governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. HCFA eliminated routine Medicare coverage for nerve conduction studies, electrocardiograms, chest x-rays and bone mineral density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences.

     Certain other services and items are eligible for separate reim-bursement under Medicare and are not part of the composite rate, including certain drugs (including EPO, the allowable rate currently $10 per 1000 units), blood (for amounts in excess of three units per patient per year), and certain physician-ordered tests provided to dialysis patients. These ancillary services are not significant segments of income to the Company.

     The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $123 per treatment, depending upon regional wage variations. The Medicare composite rate for outpatient dialysis services currently averages $126 per treatment for freestanding facilities. The Medicare reimbursement rate is subject to change by legislation.

     Since 1989, the dialysis operations consisted of one center in Fort Walton Beach, Florida until 1995 when DCA established two additional outpatient dialysis facilities, one in Lemoyne, Pennsylvania which commenced operations in June, 1995 and the other in Wellsboro, Pennsyl-vania which commenced operations in October, 1995. In July, 1997 a new dialysis facility in Carlisle, Pennsylvania became operational, and in October, 1997 DCA sold its Florida dialysis operations. The treatment statistics for the five years ended December 31, 1997 were as follows:

                                              Fiscal Year
                            ----------------------------------------------
                             1997     1996        1995       1994    1993
                             ----     ----        ----       ----    ----
Outpatients at year end         96      129         108         60      72
Outpatient treatments       15,300   18,364(2)   10,903(1)   9,500   9,800
Acute inpatient treatments   1,800    1,387         843        419     748

----------

(1) Includes outpatient and homecare treatments of DSF and DMI, substan-tially all of the assets of which companies were sold on October 31, 1997, as well as the acute care inpatient treatments of the Florida operations conducted by DCAMS. See "Dialysis Operations" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes 4,400, 4,548 and 3,060 home patient treatment equivalents for 1997, 1996 and 1995, respectively, which patients are billed for dialysis treatment supplies rather than per treatment and is converted into a per treatment basis pursuant to a formula developed by Medicare.

     Since DCA sold four of its dialysis centers in 1989, it has incurred operational losses. Although DCA has reflected income over the years, this was due to interest income, including interest on funds received through advances to the Company. In December, 1995 a new DCA subsidiary, Renal Services of Pa., Inc. was established to implement DCA's growth strategy to obtain new inpatient dialysis services at hospitals and to assist in establishing or acquiring outpatient dialysis centers. A new dialysis center in Carlisle, PA was developed and became operational in the third quarter of 1997 and construction has begun for a new dialysis facility in Manahawkin, New Jersey, with plans to initiate another new outpatient facility in Toms River, New Jersey. In October, 1997 DCA sold its Florida operations for $5,065,000 of which $4,585,000 was in cash and the balance in the purchaser's common stock. DCA plans to use these proceeds for further expansion.

Regulation

     Techdyne

     Techdyne's operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. Management believes that Techdyne complies with applicable regulations pertaining to health and safety in the workplace and the use, storage, discharge and disposal of chemicals used in its manu-facturing processes. Techdyne periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The current costs of compliance are not material. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future, and if so imposed, will not involve substantial additional expenditures. These regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance.

     DCA

     The dialysis operations must adhere to stringent regulations of federal and state authorities. Each dialysis center is subject to provider inspections by state agencies. DCA must comply with rules and regulations established by HCFA regarding charges, procedures and policies. Each of the dialysis facilities must be certified by HCFA. DCA's operations are subject to the terms of the Social Security Act and similar state laws which prohibit the payment of patient referral fees for treatments that are otherwise paid in whole or in part by Medicare, Medicaid or a similar state program, generally known as the "Anti-kickback Statute." As required by Medicare regulation, each of DCA's dialysis centers is supervised by a medical director, a licensed nephrologist or otherwise qualified physician. The medical directors are in private practice and are one of the most important sources of the dialysis center's business, since it is primarily the physician's patients that utilize the services of the dialysis facility. Certain of DCA's medical directors join with DCA in forming the subsidiary to operate the new dialysis facility with which they will be affiliated and receive a minority interest in that subsidiary. Such interest does not fall within the "safe harbor" of the Anti-kickback Statute. Although DCA endeavors in good faith to comply with all governmental regulations and this arrangement has not been challenged, there can be no assurance that DCA will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge.

     The Omnibus Budget Reconciliation Act of 1993 contains the Physician Ownership and Referral Act known as "Stark II" which, in tandem with the Anti-kickback Statute, also restricts physician referrals for certain "designated health services" to entities with which a physician or an immediate family member has a "financial relationship." Designated health services include, among others, outpatient prescription drugs, durable medical equipment and inpatient and outpatient hospital services. As indicated, DCA in some instances provides certain of its physician directors of its dialysis centers with a financial interest in that facility. Financial relationships under Stark II include an ownership interest or a compensation arrangement between the physician and the entity, subject to several exceptions including personal service arrangements and relationships with group practices meeting specific conditions. Although management believes it meets certain of the enumerated exceptions, recent rules promulgated by HCFA appear to indicate that dialysis operations as provided by DCA are not deemed designated health services, since Congress did not intend to include dialysis services and items provided incident to dialysis operations to be within the Stark II prohibitions. The President and Congress are in the process of attempting to reform the healthcare system. It is possible that federal and state governments will impose additional restrictions upon activities of the type conducted by DCA, which might have a materially adverse effect on the Company's business and results of operations.

     DCA must comply with certain other rules and regulations of HCFA, which agency sets the reimbursement rates for dialysis treatments and other medical services. See "Business - Dialysis Operations - Medicare Reimbursement" above. Although none of DCA's business arrangements has been the subject of investigation by any governmental authority, no assurance can be given that legislative developments will not require restructuring business arrangements or that such will comply or be subject to governmental review.

     In August, 1996, President Clinton signed the "Health Insurance Portability and Accountability Act of 1996," a package of health insurance reforms which include a variety of provisions important to health care providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws, some of which were self-executing provisions effective January 1, 1997, while other provisions were implemented by regulations which became effective July 1, 1997. These regulations substantially increased the government's power to curb Medicare fraud through investi-gation, and criminal and civil penalties.

     DCA's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of the waste is non-hazardous waste, which is disposed of by medical waste sanitation agencies which are primarily responsible for compliance with such laws.

     There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection, including providing employees subject to exposure with hepatitis B vaccina-tion, protective equipment, written exposure control plan and training in infection control and waste disposal.

     The Company's record of compliance with federal, state and local governmental laws and regulations has been excellent.

     Any loss by DCA of its various federal certifications, its authori-zation to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from health care reform reducing dialysis reimbursement or reducing or elim-inating coverage for dialysis services would have a material adverse effect on DCA's business.

Patents and Trade Names

     The Company sells certain of its medical supplies and products under the trade name Medicore(tm). Certain of its lancets are marketed under the trade names Medi-Lance(tm) and Lady Lite(tm).

     The Company is the assignee of three patents relating to its lancets. The issuance of a patent does not assure protection against the development of similar, if not superior processes, know-how and products. The Company does not rely on patents or trademarks in its electro-manufacturing opera-tions and manufacturing of medical products. Dependency is placed more on design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

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

     The operation of kidney dialysis centers is very competitive with numerous local providers, many owned by physicians, and several major operators, some of which are public companies, which have substantially greater financial resources and many more centers and patients than the Company. This provides these larger facilities with a significant advantage in competing for acquisitions of dialysis facilities and the ability to attract and retain qualified nephrologists, who are normally a substantial source of patients for the dialysis enter and who are respon-sible for the supervision and operation of the centers. Hospitals and other outpatient dialysis centers compete with the Company's dialysis operations. Competitive factors that are most significant in dialysis treatments are the quality of care and service, convenience of location and pleasantness of environment. Peritoneal dialysis, a more convenient and less expensive dialysis procedure, presents an additional competitive aspect to hemodialysis treatment. The Company is not a significant competitive factor in kidney dialysis services primarily based upon its limited number of centers and size.

Employees

     The Company and its subsidiaries employ approximately 524 full time employees of which 14 are administrative, 37 are with the dialysis opera-tions, 7 are engaged in the medical supply operations, and 470 are with Techdyne's electro-mechanical manufacturing operations (domestic and Scotland). In addition, Techdyne utilizes approximately 131 temporary workers, retained through local agencies, on a regular basis.

Item 2.  Properties

     The Company leases 2,800 square feet for its executive offices in Hialeah, Florida, and at a different location in Hialeah, Florida, leases

5,000 square feet for its medical supply operations, each lease through December 31, 2002. It also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2001.

     DCA acquired two properties in 1987, one in Easton, Maryland consisting of land and a one and one-half story frame building of approximately 8,000 square feet, of which 5,400 square feet is leased to the purchaser of one of the dialysis centers DCA sold in 1989 and a competitor of DCA. The lease expires March 31, 1998 with a five year renewal option. That tenant also leases an additional 2,040 square feet at this facility on a month-to-month basis. The second property consists of land and a 15,230 square foot brick building in Lemoyne, Pennsylvania. DCA constructed a 3,400 square foot center at this facility, approved for 13 dialysis stations, with space available for expansion. DCA leases this facility to its subsidiary. DCA maintains its executive offices at this facility which accounts for approximately 2,500 square feet of space.
See "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1998, which is incorporated herein by reference.

     The properties are subject to mortgages from a Maryland banking institution. As of December 31, 1997, the remaining principal amount of the mortgages aggregated approximately $420,000. Each mortgage extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and DCA's personal property at those locations. The bank also has a lien on rents due to DCA and security deposits from leases of the properties. Written approval of the bank is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As lessor, DCA also leases approximately 2,200 square feet at its Lemoyne, Pennsylvania property to two other unrelated parties for their own business activities unrelated to dialysis services or to the Company. The leases expire between March, 1998 and February, 1999.

     The dialysis facility in Wellsboro, Pennsylvania consists of approximately 3,500 square feet, with 12 dialysis stations and is leased for five years through September 27, 2000. The Carlisle, Pennsylvania dialysis facility, approximately 4,340 square feet of space accommodating 12 dialysis stations which became operational in July, 1997, is leased by the Company's subsidiary, DSPC under a five year lease through June 30, 2002. DSNJ signed a five year lease for its new dialysis facility in Manahawkin, New Jersey for approximately 5,000 square feet designed for 12 dialysis stations. Construction of this facility is underway.

     The Lemoyne and Wellsboro facilities, both of which initiated operations in 1995, are currently operating at approximately 68% and 77% capacity, respectively, and Carlisle has operated at 55% capacity since opening in July, 1997. The existing dialysis facilities could accommodate greater patient volume, particularly if they increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures.

     The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master-lease/purchase agreement ("1996 Master Lease") with a $1.00 purchase option at the end of the term. Information regarding the general character of these dialysis facilities is provided in Item 1, "Business - DCA Operations." DCA maintains additional executive offices with its Parent at 2337 West 76th Street, Hialeah, Florida 33016.

     Techdyne's domestic operations are headquartered in Hialeah, Florida which consists of 28,000 square feet of space for its executive offices, manufacturing facilities and warehousing, leased from the Company under five year leases expiring March 31, 2000. These facilities are located in two adjacent buildings acquired by the Company from Techdyne in 1990 which also included the purchase of a parcel of land adjacent to these buildings used for parking. See "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Share-holders to be held on June 10, 1998 incorporated herein by reference. The Company owns a small parcel of land near Techdyne's offices in Hialeah, Florida, also used as a parking lot, and a small, undeveloped parcel adjacent to Techdyne's warehouse available for future expansion.

     In 1997, Techdyne significantly increased its manufacturing facilities by executing a lease through March, 2002 for 5,500 square feet of manu-facturing and office space in Massachusetts, primarily for manufacture of wire harnesses and to a lesser extent PCBs. Techdyne tripled its manu-facturing space in Austin, Texas to 18,225 square feet under a lease to April, 2002 (a minimal portion has been sublet on a month-to-month basis) and expanded its manufacturing facility in Houston, Texas for 15,000 square feet, including a warehouse, also leased until April, 2002. Each lease has one five year renewal.

     In July, 1997, Techdyne acquired Lytton and with that acquisition leased a 77,800 square foot manufacturing and office facility under a lease to July 31, 2002 with two renewals of five years each. The landlord, a limited liability company, is owned by the President of Lytton and his wife, the latter having sold Lytton to Techdyne. See "Certain Relation-ships and Related Transactions." Techdyne has a right of first refusal and an option to purchase these premises. This lease is guaranteed by the Company.

     Techdyne (Scotland) owns an approximately 31,000 square foot facility in Livingston, Scotland subject to a 15-year mortgage due July, 2009 which has a U.S. dollar equivalency of approximately $569,000 at December 31, 1997. See Item 1, "Business - Techdyne Operations" and Item 7, "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations."

     Techdyne maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities. The Company believes that its equipment and facilities are adequate for its current operations.

Item 3.  Legal Proceedings

     The Company is not involved in or subject to any claims or litigation of a material nature or that any adverse outcome would have a material adverse effect on the Company's financial condition. See Note 7 to "Notes to Consolidated Financial Statements."

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     (a) The Company's Common Stock traded on the American Stock Exchange until June 3, 1996 when its Common Stock commenced trading on the Nasdaq National Market under the symbol "MDKI." The table below reflects for the periods indicated the high and low closing sales prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                 Sale Price
                                 ----------
                             High          Low
                             ----          ---
1996
----
     1st Quarter            9 3/8         4
     2nd Quarter            6 5/8         3 3/4
     3rd Quarter            5 3/8         3 1/4
     4th Quarter            5 3/4         2 3/8

1997
----
     1st Quarter            5             2 5/8
     2nd Quarter            4 1/2         2
     3rd Quarter            3 3/8         2 1/8
     4th Quarter            3             1 7/8

     (b) As of March 5, 1998, there were 1,340 shareholders of record. The Company estimates, based upon its 1997 proxy solicitation, that its Common Stock is beneficially held by approximately 3,200 shareholders.

     (c)  The Company has not paid any cash dividends in the last two years.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

             Consolidated Statements of Operations Data
              (in thousands except per share amounts)

                               Years Ended December 31
                  ---------------------------------------------------
                  1997(1)    1996(2)      1995       1994       1993
                  -------    -------      ----       ----       ----
Revenues          $44,119    $34,719    $36,660    $24,552    $18,958
Net income          1,752      2,417      2,251        864         18
Income per
  common share:
   Basic            $.31       $.44       $.41       $.17       $--
   Diluted          $.28       $.39       $.37       $.16       $--

                       Consolidated Balance Sheet Data
                              (in thousands)

                                       December 31
                  ---------------------------------------------------
                  1997(1)    1996(2)      1995       1994       1993
                  -------    -------      ----       ----       ----
Working capital   $17,708    $13,844    $ 7,034    $ 4,871    $ 2,497
Total assets       39,855     27,085     21,247     15,955     11,322
Long-term debt      5,240      1,677        964      1,667        918
Stockholders'
  equity(3)        15,360     13,021      9,754      8,027      5,881

(Notes on next page)

----------

(1) Reflects (i) five months operations of Lytton, and its assets, liabilities and stockholders' equity, which company was acquired by Techdyne on July 31, 1997; and (ii) the sale of the Florida dialysis operations on October 31, 1997 for $5,065,000 of which consideration $4,585,000 was cash with the balance consisting of 13,873 shares of common stock of the purchaser. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
     Note 12 to "Notes to Consolidated Financial Statements."

(2) In 1996, the Company recorded estimated costs of $305,000 for shutdown of its durable medical equipment operations.

(3) In 1993, the Company changed its method of accounting for income taxes and implemented, on a retroactive basis, Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Prior year amounts have been restated for the $188,000 retroactive effect of adopting Statement No. 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its 63% owned public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its 66% owned public subsidiary, DCA, is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Forms S-3 (effective November 11, 1996 and November 4, 1997, respectively), and
DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's large customers would have a material adverse effect on Techdyne's and the

Company's results of operations. In the past, certain of Techdyne's customers have either terminated their manufacturing arrangement with or significantly reduced or delayed the volume of manufacturing services ordered. The Company's and Techdyne's results also depend to a substan-tial extent on the success of Techdyne's OEM customers in marketing their products.

     The industry segments of Techdyne's customers, manufacturing in the telecommunications, data processing, instrumentation and food preparation equipment industries, and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations.

     Due to Techdyne's utilization of just-in-time inventory techniques, the timely availability of many components to Techdyne is dependent on Techdyne's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and the Company's results of operations. It is important for Techdyne, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables, or turnkey products, for manufacture.

     Operating results can also be influenced by development and intro-duction of new products by Techdyne's customers. The market for the Company's manufacturing services is characterized by rapidly changing technology. To continue to grow and be a successful competitor, the Company must be able to maintain and enhance its technological capabil-ities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that Techdyne's operations utilize the assembly and testing technologies and equipment currently required by Techdyne's customers, there can be no assurance that Techdyne's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render its technology, equipment or processes obsolete or uncompetitive. In addition, new assembly and testing technologies and equipment required to remain competitive are likely to require significant capital investment.

     Techdyne has been expanding its geographic and customer base and management intends to continue to expand within the United States by continuing to establish new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to Techdyne's operations. The Company will be competing with much larger electronic manufacturing entities for such expansion opportunities. Further, any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on Techdyne and the Company's business and financial results.

     Techdyne's, and in turn, the Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the over-head efficiencies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expendi-tures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

     Quality control is also essential to Techdyne's operations, since customers demand strict compliance with design and product specifications. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its and the Company's revenues and profitability. See Item 1, "Business - Electro - Mechanical Manufacturing - Quality and Process Control."

     With respect to the Company's dialysis operations engaged in through DCA, essential to the Company's profitability is Medicare reimbursement which is at a fixed rate determined by HCFA. The level of DCA's, and therefore, the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates.

     The dialysis industry is subject to stringent and extensive regula-tions of federal and state authorities. There are a variety of anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although the Company has never been challenged under these regulations and believes it complies in all material respects with such laws and regulations, there can be no assurance that there will not be unantici-pated changes in healthcare programs or laws or that DCA will not be required to change its practice or experience material adverse effects as a result of any such challenges or changes.

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened its center in Carlisle, Pennsylvania in July, 1997 and its fourth center in Manahawkin, New Jersey is presently under construction. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

"Year 2000" Impact

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management of the Company and its subsidiaries and is being addressed.

     The singular area impacting DCA is in its electronic billing and maintenance of receivables. Management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider with respect to its billing and maintenance of receivables. The software provider is proceeding to deal with modifying the software used by DCA to alleviate any interruptions in electronic billing and to have the new software system available during fiscal 1998. The Company believes the conversion of DCA's internal software program will be completed in a timely manner. The Company does not presently have an estimate of the cost of the new software modifications, but does not anticipate any significant expenses to be incurred. As more information is made available to the Company as to the costs to obtain a modified software program for DCA, it will provide that disclosure.

     In 1997 Techdyne commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into all of its facilities except Lytton and Techdyne (Scotland). The software program is also anticipated to be installed into Lytton's and Techdyne (Scotland)'s operations sometime in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system. It is anticipated that the Visual Manufacturing software will be fully integrated by 1999. This system is anticipated to resolve the "year 2000" issue for Techdyne because the software is already year 2000 compliant.

     In addition to addressing each subsidiaries' own internal software systems, the Company is communicating with its payors, suppliers, customers and other key third parties with whom it deals to determine the extent of their year 2000 problem and what actions they are taking to assess and address that issue. To the extent such third parties are materially adversely affected by the year 2000 issue and if it is not timely corrected, the Company's relationship with such parties and its operations could be adversely affected. No assurance can be given that the modifica-tions of the Company's software systems or those of its key suppliers and payors will be successful and that any such year 2000 compliance failures will not have a material adverse effect on the Company's business or results of operations.

Results of Operations

     1997 Compared to 1996

     Consolidated revenues increased by approximately $9,400,000 (27%) in 1997 compared to the previous year. Sales revenues increased by $9,208,000 (31%) compared to the preceding year. 1997 revenues included a $4,431,000 gain on the sale of certain assets of DCA's subsidiaries with 1996 having included a $1,521,000 gain on securities offering of DCA, and a gain of $2,584,000 on the sale of marketable securities attributable to the sale of Viragen (a former subsidiary of the Company) common stock for which the carrying value had been written-off in previous periods. See Note 2 to "Notes to Consolidated Financial Statements." Other income decreased by $273,000 for 1997 compared to the previous year which included $140,000 from a litigation settlement and $228,000 on the Viragen note recovery.

     Techdyne sales increased approximately $8,903,000 (37%) for the year ended December 31, 1997 compared to the preceding year. The increase was attributable principally to the inclusion of sales by Lytton totaling $7,170,000 since August 1, 1997. There was an increase in domestic sales of $12,184,000 (87%) that was offset by a decrease in European sales of $3,281,000 (33%) compared to the same period of the preceding year. The decrease in European-based sales was largely attributable to a decrease of approximately $5,580,000 in sales to Compaq which was partially offset by sales to new and existing customers.

     Approximately 63% of Techdyne's consolidated sales and 54% of the Company's consolidated sales for 1997 were made to six customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consoli-dated sales include IBM which accounted for 19% and 17% and EMC and its related suppliers for 10% and 8%, respectively. Approximately $2,727,000 (38%) of Lytton's sales since its acquisition by Techdyne on July 31, 1997 were to its major customer. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales are not replaced.

     Revenues of Techdyne's Scottish-based subsidiary Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 42% and 84% of the sales of Techdyne (Scotland) for 1997 and 1996, respectively. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers and is also continuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Medical product sales revenues decreased by approximately $304,000 (18%) for 1997 compared to the previous year. The decrease reflected lost revenues from All American Medical & Supply Corp. ("All American"), the Company's home healthcare durable subsidiary which discontinued operations in March, 1997.

     Medical services revenues, represented by the revenues of the Company's dialysis division, DCA, increased by $544,000 (14%) for 1997 compared to the preceding year. This growth was largely attributable to increased revenues of approximately $533,000 at the Lemoyne, Pennsylvania facility, which commenced operations in June 1995 and $329,000 from a new dialysis center located in Carlisle, Pennsylvania, which commenced opera-tions in July 1997. These additional revenues were offset by approximately $312,000 of lost revenues from the sale of the Company's Florida dialysis operations on October 31, 1997. Although the operations of the new Carlisle center have resulted in additional revenues, during its developmental, this center will adversely affect the Company's results of operations.

     Cost of goods sold as a percentage of consolidated sales remained relatively stable, increasing to 83% for the year ended December 31, 1997 compared to 82% for the preceding year.

     Cost of goods sold for Techdyne as a percentage of sales remained relatively stable, escalating to 87% for the year ended December 31, 1997 compared to 86% for the preceding year.

     Cost of goods sold by the medical products division decreased to 63% for 1997 compared to 68% for the preceding year, which reflects relatively low margins in 1996 for the Company's medical durable subsidiary, All American in the preceding year. The Company decided to shutdown the medical durable subsidiary during the first quarter of 1997 due to its unprofitable operations.

     Selling, general and administrative expenses increased $404,000 for 1997 compared to the preceding year. This increase reflected the selling, general and administrative expenses of Lytton commencing August 1, 1997 ($730,000) after Lytton was acquired by Techdyne on July 31, 1997, as well as substantially increased operations of Techdyne's Round Rock, Texas and Massachusetts facilities. The increase also reflected DCA's opening of a new Pennsylvania dialysis center in Carlisle and its expansion of the facility in Lemoyne, Pennsylvania, which was offset by the decline in costs resulting from DCA's sale of its Florida dialysis operations on October 31, 1997 and the shutdown of All American ($652,000 including shutdown costs of approximately $305,000). Included in 1997 was stock compensation expense that occurred during the fourth quarter of 1997 in the amount of $322,000 in conjunction with forgiveness of notes from option exercises of DCA common stock compared to a similar expense of $344,000 in the preceding year.

     Interest expense increased by approximately $175,000 for 1997 compared to the preceding year. This increase included interest of $100,000 associated with Techdyne's financing of the Lytton acquisition and interest from Lytton's financing and debt agreements of $71,000.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 8.50% at December 31, 1997 and 8.25% at December 31, 1996.

     For fiscal 1998, the Company will adopt the provisions of Financial Accounting Standards Board Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information," which it is anticipated will not have a material effect on its consolidated financial statements or significantly change its segment reporting disclosures. See Note 1 to "Notes to Consolidated Financial Statements."

     1996 Compared to 1995

     Consolidated revenues decreased approximately $1,941,000 (5%) in 1996 compared to the previous year. Sales revenues decreased $4,460,000 (13%) in 1996 compared to the preceding year. 1996 revenues included a $1,521,000 gain on a securities offering of DCA, the Company's dialysis subsidiary, with 1995 revenues including a $2,002,000 gain on a securities offering of Techdyne, the Company's electronic and electro-mechanical subsidiary. See Note 8 to "Notes to Consolidated Financial Statements."
Gain on sale of marketable securities represents a gain attributable to the sale of Viragen common stock for which the carrying value had been written-off in previous periods (see Note 2 to "Notes to Consolidated Financial Statements") with the 1996 gain amounting to $2,584,000 compared to $183,000 for the preceding year. Other income increased approximately $600,000, including a $228,000 gain on the Viragen note recovery (see Note
2 to "Notes to Consolidated Financial Statements"); $140,000 from a litiga-tion settlement (see Note 7 to "Notes to Consolidated Financial Statements"); and an increase in interest income of $254,000 resulting from interest on Scotland funds invested which were previously tied up in receivables and inventory prior to the cutback in Compaq business in the third quarter of 1996 and interest on funds invested resulting from the Techdyne and DCA public offerings.

     Techdyne sales decreased $6,237,000 (21%) in 1996 compared to the preceding year. Domestic sales of Techdyne decreased $4,019,000 (22%) and European-based sales decreased $2,218,000 (18%) in 1996 compared to the preceding year. The decrease in domestic sales compared to the preceding year was largely attributable to a decrease in sales of $5,337,000 to Avid Technology which was offset to some degree by a net increase in sales to other customers. The decrease in European-based sales was largely attributable to a decrease of $2,160,000 in sales to Compaq by Techdyne (Scotland).

     Approximately 73% of Techdyne have consolidated sales and 60% of the Company's consolidated sales for 1996 were made to four customers.
Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales included Compaq which accounted for 35% and 29%, IBM for 18% and 14% and EMC and its related suppliers for 12% and 9%, respectively. The loss of, or substantially reduced sales to any of these customers would have an adverse effect on the Company's operations if such sales are not replaced. The Company is pursuing new business development efforts to replace lost sales, although there can be no assurance as to the success of such efforts.

     Revenues of Techdyne's Scottish-based subsidiary Techdyne (Scotland), continue to be highly dependent on sales to Compaq, which accounted for approximately 84% and 86% of the sales of Techdyne (Scotland) for 1996 and 1995, respectively. The bidding for Compaq orders in Scotland has become more competitive, which resulted in substantially reduced Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development efforts to replace significant reductions in Compaq business and is pursuing cost reduction efforts to remain com-petitive with respect to Compaq, although there can be no assurance as to the success of such efforts.

     Medical product sales revenues increased $310,000 (15%) for 1996 compared to the preceding year. This increase included sales of approxi-mately $297,000 attributable to All American Medical & Surgical Supply Corp., the Company's home healthcare durable subsidiary which commenced operations in January, 1996.

     Medical services sales revenues, which represents revenues of DCA, the Company's dialysis division, increased $1,526,000 (66%) for 1996 compared to the preceding year. This increase was largely attributable to increased revenues of approximately $1,292,000 (243%) compared to the preceding year for the Company's new dialysis centers which commenced operations in Lemoyne, Pennsylvania in June, 1995 and Wellsboro, Pennsyl-vania in October, 1995. Although the new Lemoyne and Wellsboro, Pennsyl-vania centers have resulted in increased revenues, during their develop-mental stage, these centers will adversely affect the Company's results of operations.

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

     Selling, general and administrative expenses increased $1,463,000 for 1996 compared to the preceding year. This increase included the Company's two new Pennsylvania dialysis centers and the Company's new subsidiary, All American Medical & Surgical Supply Corp. which commenced operations in January, 1996. The Company has recorded approximately $305,000 in shutdown costs for

All American. Also included was stock compensation expense during the second quarter of 1996 of approximately $344,000 for forgiveness of notes from option exercises and accrued interest.

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

Liquidity and Capital Resources

     Working capital totaled $17,708,000 at December 31, 1997, which reflected an increase of $3,864,000 (28%) during 1997. This increase includes working capital of Lytton that totaled $1,874,000 at December 31, 1997.

     Included in the changes in components of working capital was an increase of $299,000 in cash and cash equivalents, which included net cash used in operating activities of $3,024,000, net cash provided by investing activities of $358,000 including proceeds from sale of subsidiaries' assets ($4,584,000), net cash expended in the Lytton acquisition ($2,166,000) and additions to property plant and equipment ($2,135,000), and net cash provided by financing activities of $3,084,000 (including net proceeds from exercise of stock options and warrants ($696,000), borrowings to fund the Lytton acquisition ($2,500,000), Lytton line of credit borrowings ($549,000), payment on long-term debt ($430,000) and repurchase of the Company's and a subsidiary's common stock ($223,000).

     In February 1996, Techdyne refinanced its loan agreement with a Florida bank. The refinancing provided for a $2,000,000 line of credit, due on demand, secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with Techyne's acquisition of Lytton July 31, 1997, this line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifi-cations. The line was fully drawn down in connection with this acquisition and $2,500,000 remained outstanding at the same interest rate of 9.25% until the line was refinanced in December 1997.

     The $2,500,000 line of credit was replaced effective December 29, 1997 with a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60% and a $1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding at December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. Techdyne entered the swap agreement to obtain an acceptable fixed interest rate and has no intent of prepaying the related debt. Accordingly, Techdyne does not consider that it has any risk of significant loss under the agreement although early termination of the swap agreement could either result in a gain or loss based on the movement in interest rates in relation to the Company's fixed rate. See Note 2 to "Notes to Consolidated Financial Statements".

     The Company had obtained two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $663,000 at December 31, 1997 and $691,000 at December 31, 1996, is secured by two buildings and land owned by the Parent. The second term loan for $200,000, which had a remaining principal balance of $127,000 at December 31, 1997 and $167,000 at December 31, 1996 is secured by Techdyne's tangible personal property, goods and equipment. The Parent has guaranteed these loans and subordinated the intercompany indebtedness due from Techdyne, provided that Techdyne may make payments to the Parent on this subordinated debt from funds from Techdyne's security offering and from earnings. Techdyne further agreed that in the event that it should sell its interest in Techdyne (Scotland), which is not anticipated, 50% of the selling price would be used to repay the $712,500 term loan facility. Techdyne was in default of certain financial reporting requirements regarding these loans as of December 31, 1996 for which the bank granted waivers as of December 31, 1996 and extending through December 31, 1997. See Note 2 to "Notes to Consolidated Financial Statements."

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) has a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at December 31, 1997 and $342,000 at December 31, 1996 that is secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of December 31, 1997 or December 31, 1996.

     In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $569,000 and $622,000 at December 31, 1997 and December 31, 1996, respectively, based on exchange rates in effect at each of these dates.

       On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisi-tion. Techdyne has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met over a specified twelve month period) to the seller with respect to these shares. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years. Based upon the closing price of Techdyne's common stock on December 31, 1997, the shares issued in the Lytton acquisition had a fair value of $1,313,000 which could result in additional consideration of approximately $687,000 payable in either in cash or in approximately 157,000 shares of Techdyne's stock based upon the closing stock price of $4.375. If the earnings objective is met, an additional $400,000 would be payable in cash or approximately 91,000 shares of common stock based on the December 31, 1997 closing stock price. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers.

     During 1988, DCA, the Company's dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed two of DCA's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $504,000 and $576,000 at December 31, 1996 and December 31, 1995, respectively. DCA was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1996.
The lender has waived compliance with these covenants as of December 31, 1996 and through December 31, 1997.

     The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. The loans contained a provision allowing the bank mandatory repayment upon 90 days written notice after five years which has resulted in the unpaid principal balances being reflected as a current liability. The loans were modified effective December 1, 1997 and the call provision was removed thereby eliminating the necessity of carrying the entire debt balance as current. The unaffiliated Maryland dialysis center continues to lease space from DCA in its Maryland building. The Pennsylvania center relocated in 1995 to its own new facility at DCA's Pennsylvania building, commencing treatments in June of that year.

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $285,000 and $272,000 at December 31, 1997 and December 31, 1996, respec-
tively, which included additional financing of $190,000 during 1997 as well as a decrease of $112,000 resulting from the purchaser of the Florida operations assuming the equipment financing obligations related to those operations.

     During the third quarter of 1997, options to purchase 400,000 shares of the Company's common stock, originally granted in September 1994, were exercised at $1.25 per share by a consultant to the Company and its affiliate, providing proceeds of $500,000 to the Company.

     During 1997, the Company sold 10,000 shares of Viragen stock realizing a gain and cash proceeds of $49,000. The carrying value of these securities was previously written off. Under the provisions of FASB Statement No. 115, the remaining shares at December 31, 1997 have been recorded at an estimated fair value of $283,000 with the unrealized gain, net of income tax effect, credited to a separate component of stockholder's equity.

     There is a convertible note issued by Techdyne, convertible at $1.75 per share for intercompany indebtedness due to the Company, which amounted to approximately $2,292,000 including accrued interest at December 31, 1997, including $875,000 of the note that was converted into 500,000 shares of Techdyne common stock in November 1997. In connection with Techdyne's 1995 public offering, during 1997 the Company recognized a gain on warrant exercises of approximately $90,000 with applicable income taxes of $34,000 which resulted in a net gain of approximately $56,000.

     Techdyne is seeking to expand its operations possibly through suitable acquisitions of companies in similar businesses. No assurance can be given that its present funding, including the proceeds from its securities offering would be sufficient to finance such acquisitions or that suffi-cient outside financing from banking institutions would be available to fund such expansion.

     Techdyne has established a new manufacturing facility in Milford, Massachusetts with the facility having an initial five-year lease term and occupancy commencing in April 1997. This facility is intended to assist in meeting increased customer demand in the Northeastern United States, as well as to increase service levels to customers in the Northeast and to penetrate new markets. Techdyne has increased its manufacturing capacity at its Houston and Round Rock, Texas facilities to meet increased customer demand in the Southwestern United States. Most of the expenditures related to its new facilities, including leasehold improvements, equipment and furniture and fixtures, and the costs of expansion of existing facilities were provided from the proceeds from the Techdyne's 1995 security offering.

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from the public sale of the DCA securities will be adequate to finance expansion or that sufficient outside financing would be available to fund expansion.

     DCA has entered into agreements with several medical directors, and intends to establish dialysis centers in New Jersey and in Pennsylvania. It is anticipated that a New Jersey facility, which is currently under construction, will be operational in the third quarter of 1998 and lease negotiations are currently underway for new Pennsylvania and New Jersey facilities with medical director agreements having been negotiated for both of those facilities.

     In February 1998, DCA redeemed the 20% minority interest in two of its subsidiaries whose assets were included in the Florida dialysis operations sale for a total consideration of $625,000, including $385,000 cash and one-half of the securities of the purchaser received on the sale of DCA's Florida operations valued at $240,000 with the total value of $480,000 for securities received having been guaranteed by the purchaser.

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. As of December 31, 1997, 8,200 shares had been repurchased for approximately $17,000.

     The bulk of the Company's cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on the anticipated cash requirements of the Company.

     The Company anticipates that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months, including the debt and financing obligations incurred in the acquisition of Lytton.

Inflation

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses incurred in the electronic and electro-mechanical products division by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. However, in the Company's medical services segment, revenue per dialysis treatment is subject to reimburse-ment rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section to this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information on directors of the Company is included under the caption "Election of Directors" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers and directors of the Company. The following information indicates the position and age of the executive officers at March 12, 1998, and their business experience during the prior five years.

                               Current Position and      Position
Name                    Age    Areas of Responsibility   Held Since
----                    ---    -----------------------   ----------

Thomas K. Langbein      52     Chairman of the Board        1980
                               of Directors, Chief
                               Executive Officer and
                               President

Seymour Friend          77     Vice President and           1981
                               Director                     1975

Daniel R. Ouzts         51     Vice President (Finance)     1986
                               and Controller               1983

     Thomas K. Langbein was appointed as Chairman of the Board of Directors, Chief Executive Officer and President in 1980. Mr. Langbein is an officer and director of most of the Company's subsidiaries and was appointed President and Chief Executive Officer of Techdyne in April, 1990. Barry Pardon succeeded to the Presidency of Techdyne in November, 1991 at which time Mr. Langbein reassumed the position of Chairman of the Board. He has been a director of Techdyne since it was acquired by the Company in 1982.
He is also a director of Techdyne's subsidiary, Lytton, and of Techdyne's foreign subsidiary, Techdyne (Scotland). Mr. Langbein is Chairman of the Board and Chief Executive Officer of DCA. Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc. ("Todd") a broker-dealer registered with the Commission and a member of the National Association of Securities Dealers, Inc. Mr. Langbein devotes most of his time to the affairs of the Company, Techdyne and DCA. See "Executive Compensation" and "Certain Relationships and Related Transactions" of the Company's
Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1998, incorporated herein by reference.

     Seymour Friend is a real estate investor and devotes a portion of his time to the affairs of the Company.

     Daniel R. Ouzts, a certified public accountant, joined the Company in 1980 as Controller of its plasma division. In 1983 he became Controller of the Company and DCA, and in 1986 became Vice-President of Finance of the Company and Techdyne. Mr. Ouzts also serves as Controller for Techdyne since 1986. In June, 1996, Mr. Ouzts was appointed Vice President of Finance and Treasurer of DCA. See "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1998, incorporated herein by reference.

Other Significant Employees

                               Current Position and       Position
Name                    Age    Areas of Responsibility   Held Since
----                    ---    -----------------------   ----------

Barry Pardon            46     President and                1991
                               Director of Techdyne         1990

     Barry Pardon joined Techdyne in November, 1980 as national sales manager and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing of Techdyne in 1981, was appointed Executive Vice President (Marketing) in January, 1988, and appointed President in November, 1991. Mr. Pardon is Chairman of the Board and President of Lytton and is a director of Techdyne (Scotland).

Item 11.  Executive Compensation

     Information on executive compensation is included under the caption "Executive Compensation" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1998, incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Beneficial Ownership of the Company's Securities" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1998, incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Share-holders to be held on June 10, 1998, incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following is a list of documents filed as part of this report.

     1.   All financial statements - See Index to Consolidated Financial
          Statements.

     2. Financial statement schedules - See Index to Consolidated Financial Statements.

     3.   Refer to subparagraph (c) below.

(b)  Reports on Form 8-K filed during fourth quarter.

     1. The Company filed an Amended Current Report on Form 8-K/A#1 on October 15, 1997 indicating based on the significance of the Lytton Incorporated acquisition by Techdyne, Inc. as reported on the Company's Current Report on Form 8-K dated August 14, 1997, no financial statements or pro forma financial information of the Company is required.

     2. The Company filed a Current Report on Form 8-K dated November 12, 1997, Item 2, Acquisition or Disposition of Assets, reflecting Dialysis Corporation of America's (a 66% owned public subsidiary) sale of its Florida dialysis operations with pro forma financial information.

(c)  Exhibits

     (3)(i) Restated Certificate of Incorporation, Articles of Incorpora-tion, as amended.

       (ii)  By-laws, as amended.

        (4) Instruments defining the rights of security holders, including indentures.

        (i)  1989 Stock Option Plan.

       (ii) Form of Stock Option Agreement issued pursuant to the 1989 Stock Option Plan.

      (iii) Form of Additional Non-Qualified Stock Option Agreement issuable under the Stock Option Agreement.

       (10)  Material contracts.

        (i) Employment Agreement between the Company and Thomas K. Langbein dated May, 1994, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), Part IV, Item 14(a)
             3 (10)(i)).*

       (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981.

      (iii) Amendment to lease between the Company and Heights Plaza Associates, dated March 31, 1996.

       (iv) Lease Agreement between the Company and Techdyne, Inc.(1) dated July 17, 1990 (incorporated by reference to Techdyne Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991, Part IV, Item 14(a) 3 (10)(i)).

        (v) Lease Renewal Letter from Techdyne, Inc.(1) dated December 19, 1994 (incorporated by reference to Techdyne's Registration Statement on Form SB-2, Registration No. 33-94998-A
             ("Techdyne's Form SB-2"), Part II, Item 27, 10(b)).*

       (vi) Royalty Agreement between the Company and Viragen, Inc.(2) dated November 7, 1986.

      (vii) Amended Royalty Agreement between the Company and Viragen, Inc.(2) dated November 21, 1989.

     (viii) Employment Agreement between Techdyne (Scotland) Limited(3) and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1997, ("Techdyne 1997 Form 10-K")
             Part IV, Item 14(a)(10)(v)).*

       (ix) Guarantee of Techdyne (Scotland) Limited(3) Line of Credit with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne 1997 Form 10-K,
             Part IV, Item 14(a)(10)(vi)).*

        (x) Promissory Note of Techdyne, Inc. (1) to the Company dated April 10, 1991 (incorporated by reference to Techdyne's Form SB-2, Part II, Item 27, 3(4)).*

       (xi)  Lease between the Company and Viragen, Inc.(2) dated December
             8, 1992.

      (xii) Addendum to Lease between the Company and Viragen, Inc.(2) dated January 15, 1993.

     (xiii) Lease Renewal Letter by the Company to Viragen, Inc.(2) lease dated August 12, 1997.

      (xiv) Loan Agreement between Dialysis Corporation of America(4) and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to Dialysis Corporation of America's Form 10-K for the year ended December 31, 1997 ("DCA 1997 Form 10-K"), Part IV, Item 14(a)(10)(v)).*

       (xv) Lease Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(5) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).*

      (xvi) Lease Agreement between Dialysis Corporation of America(4) and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxviii)).*

     (xvii) Lease between Dialysis Corporation of America(4) and Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) dated December 1, 1995 (incorporated by reference to the Company's 1995 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).*

    (xviii) Medical Director Agreement between Dialysis Services of Pen-nsylvania, Inc. - Wellsboro(5) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6(a)(10)(i)).*

      (xix) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(5) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).*

       (xx) Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lx)).*

      (xxi) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) and Capital Health System, Inc. d/b/a Harrisburg Hospital dated June 1, 1995. [*] (incorporated by reference to Dialysis Corporation of America's Registration Statement on Form SB-2, Registration No. 33-80877-A ("DCA Form SB-2 Registration"), Part II, Item 27, 10(q)).*

     (xxii) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to Dialysis Corporation of America's June 1997 Form 8-K, Part II, Item 7(c)(10)(i)).*

    (xxiii)  Agreement between Renal Services of Pa., Inc.(5) and
             Christine Durr dated December 1, 1995 (incorporated by reference to DCA Form SB-2 Registration, Part II, Item 27, 10(r)).*

     (xxiv) Tenant Subordination Agreement by J.A. Hunt Services, Inc., dated February, 1997 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA 1996 Form 10-K"), Part IV,
             Item 14(a) 3 (10)(xxviii)).*

      (xxv) Form of Exclusive Sales Representative Agreement between Techdyne, Inc.(1) and sales representative ** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv)).*

     (xxvi) 1994 Stock Option Plan of Techdyne, Inc.(1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxv)).*

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

    (xxvii) Form of Stock Option Certificate issued under 1994 Stock Option Plan of Techdyne, Inc.(1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)
             (lxvi)).*

   (xxviii) Form of Stock Option Agreement dated February 17, 1995 issued to directors of Techdyne, Inc.(1) *** (incorporated by ref-erence to the Company's 1994 Form 10-K, Part IV, Item 14(a)
             3 (10)(lxvii)).*

     (xxix) Lease Agreement between the Company and Brett D. Anderson and Suzanne M. Anderson dated November 17, 1992.

      (xxx) Lease Renewal Letter from the Company to Brett and Suzanne Anderson dated October 20, 1997.

     (xxxi) Mortgage between Techdyne (Scotland) Limited(3) and The Royal Bank of Scotland dated August 8, 1994 (incorporated by ref-erence to the Company's June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vi)).*

    (xxxii) Agreement ("Missives") between Techdyne (Scotland) Limited(3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(3) of its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vii)).*

   (xxxiii) Loan and Security Agreement between Techdyne, Inc.(1) and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated February 23, 1996 ("Techdyne February 1996 Form 8-K), Item 7(c)(99)(i)).*

    (xxxiv) Loan Agreement for $712,500 between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(v)).*

     (xxxv) Promissory Note for $712,500 from Techdyne, Inc.(1) to Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vi)).*

    (xxxvi) Mortgage and Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vii)).*

   (xxxvii) Assignment of Leases, Rents and Profits by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(viii)).*

  (xxxviii)  Promissory Note for $200,000 from Techdyne, Inc.(1) to Barnett
             Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ix)).*

     (xxix) Security Agreement between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(x)).*

       (xl) First Amendment to Loan and Security Agreement, Loan Agreement and Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated August 12, 1997 ("Techdyne August, 1997 Form 8-K"), Item 7(c)(99)(i)).*

      (xli) Revolving Demand Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item
             7(c)(99)(ii)).*

     (xlii) Unconditional and Continuing Guaranty of Payments and Per-formance by the Company in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(iii)).*

    (xliii) Subordination Agreement among the Company, Barnett Bank, N.A. and the Company dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(iv)).*

     (xliv) Second Amendment to Loan and Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's Form 8-K dated January 20, 1998 ("Techdyne January, 1998 Form 8-K"),
             Item 7(c)(99)(i)).*

      (xlv) Revolving Promissory Note form Techdyne, Inc.(1) to Barnett Bank, N.A. for $1,600,000 dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(ii)).*

     (xlvi) Unconditional and Continuing Guaranty of Payment and Per-formance(6) by the Company in favor of Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(iii)).*

    (xlvii) Subordination Agreements(7) among the Company, Barnett Bank, N.A. and Techdyne, Inc.(1) (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(iv)).*

   (xlviii) Loan Agreement for $1,500,000 between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(v)).*

    (xlvix) Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. for $1,500,000 dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)
             (vi)).*

        (l) Commercial Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(vii)).*

       (li) International Swap Dealers Association, Inc. Master Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 22, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(viii)).*

      (lii) Employment Agreement between Techdyne, Inc.(1) and Barry Pardon dated March 13, 1996(incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 14(a)(10)(viii)).*

     (liii) Service Agreement between the Company and Techdyne Inc.(1), dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).*

      (liv) Lease Agreement between Techdyne, Inc.(1) and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to Techdyne's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

       (lv) Lease Agreement between Techdyne, Inc.(1) and PruCrow Indus-trial Properties, L.P. dated April 30, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 4, 1997 ("Techdyne June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

      (lvi) Lease Agreement between Techdyne, Inc.(1) and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to Techdyne's June, 1997 Form 8-K, Item 7(c)(10)(ii)).*

     (lvii) Stock Purchase Agreement between Patricia A. Crossley, Lytton Incorporated(3) and Techdyne, Inc.(1) dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(2)(i)).*

    (lviii) 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's 1995 Form 10-K,
             Part IV, Item 14(a) 3 (10)(lxiii).*

      (lix) Form of Stock Option Certificate dated November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's 1995 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv).*

       (lx) 1995 Stock Option Plan of Dialysis Corporation of America(4) (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(5)).*

      (lxi) Form of Dialysis Corporation of America(4) Stock Option Cer-tificate under 1995 Stock Option Plan (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(4)).*

     (lxii)  Form of Dialysis Corporation of America(4) Non-Qualified
             Stock Option granted to Medical Directors of Dialysis Corpora-tion of America(4) (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxi)).*

    (lxiii) Lease between Dialysis Services of PA., Inc. - Carlisle(5) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).*

     (lxiv) Lease between Dialysis Services of NJ., Inc. - Manahawkin(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3
             (10)(xxiv)).*

      (lxv) Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(5) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(10)(xxi)).*

     (lxvi) Medical Director Agreement between Dialysis Services of NJ, Inc. - Manahawkin(5) and Oceanview Medical Group, P.A. dated September 5, 1996 [*] (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the period ended September 30, 1996 ("DCA September 30, 1996 Form 10-Q"), Part II, Item 6(a), Part II, Exhibit 10(i)).*

    (lxvii) Medical Director Agreement between Dialysis Services of PA., Inc. - Carlisle(5) and Herb Soller, M.D. dated October 1, 1996 [*] (incorporated by reference to DCA's September 30, 1996 Form 10-Q, Part II, Item 6(a), Part II, Exhibit 10(ii)).*

   (lxviii) Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(4) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).*

     (lxix) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA June 30, 1997 10-Q"),
             Part II, Item 6(a), Part II, Exhibit 10(i)).*

      (lxx) Schedule of Leased Equipment 0697 commencing July 1, 1997 to Master Lease BC-105 (incorporated by reference to DCA's June 30, 1997 Form 10-Q, Part II, Item 6(a), Part II, Exhibit 10(ii)).*

     (lxxi) Assignment and Assumption of Lease and Release by and among Dialysis Corporation of America(4), Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and B. Braun Medical, Inc. dated October 31, 1997 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated November 12, 1997 ("DCA November, 1997 Form 8-K"), Part II, Item 7(c)(2.4)).*

    (lxxii) Assignment and Assumption of Lease and Release by and among Dialysis Services of Florida, Inc. - Fort Walton Beach(5), Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and JACO, L.C. dated October 31, 1997 (incorporated by reference to DCA's November, 1997 Form 8-K, Part II, Item 7(c)(2.2)).*

   (lxxiii) Form of Techdyne, Inc.(1) 1997 Stock Option Plan (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 24, 1997 ("Techdyne June, 1997 Form 8-K"), Item
             7(c)(4)(i)).*

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

    (lxxiv) Form of Techdyne, Inc.(1) 1997 Incentive Stock Option (incorporated by reference to Techdyne's June, 1997 Form 8-K,
             Item 7(c)(4)(ii)).*

     (lxxv) Form of Techdyne, Inc.(1) 1997 Non-Qualified Stock Option (incorporated by reference to Techdyne's June, 1997 Form 8-K,
             Item 7(c)(4)(iii)).*

       (21)  Subsidiaries of the registrant.

       (23)  Consent of experts and counsel.

             (i)  Consent of Independent Certified Public Accountant.

       (27)  Financial Data Schedule (for SEC use only).

----------

(1)  63% owned subsidiary.
(2)  Former public subsidiary of the Company; spun-off in 1986.
(3)  100% owned subsidiary of Techdyne, Inc.
(4)  66% owned subsidiary.
(5)  100% owned subsidiary of Dialysis Corporation of America.
(6) Each of the $1,000,000 Revolving Loan and $1,500,000 Term Loan has been unconditionally guaranteed by the Company and each unconditional guarantee agreement is substantially similar to the exhibit filed for the Revolving Loan.
(7) The Company has subordinated indebtedness due to it from Techdyne, Inc. to the Revolving and Term Loans; each Subordination Agreement is substantially similar to the exhibit filed for the Revolving Loan.

*    Documents incorporated by reference not included in Exhibit Volume.

** There are six such Agreements, all the same but for the territory assigned.

*** Options to directors are the same except as to amounts of underlying shares purchasable.

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDICORE, INC.

                                  By/s/ THOMAS K. LANGBEIN
                                    --------------------------------
                                    THOMAS K. LANGBEIN, Chairman
                                    of the Board of Directors, Chief
                                    Executive Officer and President

March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                        Date
----                              -----                        ----

                         Chairman of the Board
/s/ THOMAS K. LANGBEIN   of Directors, Chief Executive
-----------------------  Officer and President              March 27, 1998
    Thomas K. Langbein

/s/ SEYMOUR FRIEND       Vice President and Director        March 27, 1998
-----------------------
    Seymour Friend

                         Vice-President, Principal
/s/ DANIEL R. OUZTS      Financial Officer and
-----------------------  Controller                         March 27, 1998
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN   Director                           March 27, 1998
-----------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE   Director                           March 27, 1998
-----------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN    Director                           March 27, 1998
-----------------------
    Robert P. Magrann

                          ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a) (1) and (2), (c) and (d)
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                              CERTAIN EXHIBITS
                      FINANCIAL STATEMENT SCHEDULES
                        YEAR ENDED DECEMBER 31, 1997
                              MEDICORE, INC.
                            HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) and (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----
Consolidated Balance Sheets--December 31, 1997 and 1996.............    F-3

Consolidated Statements of Income--Years ended December 31, 1997,
   1996, and 1995...................................................    F-4

Consolidated Statements of Stockholders' Equity--Years ended
   December 31, 1997, 1996 and 1995.................................    F-5

Consolidated Statements of Cash Flows--Years ended December 31,
   1997, 1996, and 1995.............................................    F-6

Notes to Consolidated Financial Statements--December 31, 1997.......    F-7

     The following financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 14(d):

     Schedule II-Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in con-formity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      /s/ Ernst & Young LLP
March 25, 1998
Miami, Florida

                         MEDICORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,    December 31,
                                                    1997            1996
                                                ------------    ------------
                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $11,099,418    $10,795,298
  Marketable securities                              726,538      1,405,579
  Accounts receivable, less allowances of
    $231,000 in 1997 and $385,000 in 1996          6,298,089      3,711,600
  Inventories, less allowance for
    obsolescence of $238,000 in 1997
    and $169,000 in 1996                           8,683,439      3,637,556
  Prepaid expenses and other current assets          862,613        589,502
  Deferred tax asset                               1,294,535            ---
                                                 -----------    -----------
                  Total Current Assets            28,964,632     20,139,535

PROPERTY AND EQUIPMENT
  Land and improvements                            1,017,255      1,024,455
  Building and building improvements               3,066,889      2,986,126
  Equipment and furniture                          9,129,583      6,364,188
  Leasehold improvements                             715,316        392,607
                                                 -----------    -----------
                                                  13,929,043     10,767,376
  Less accumulated depreciation and
    amortization                                   5,024,016      4,728,167
                                                 -----------    -----------
                                                   8,905,027      6,039,209
DEFERRED EXPENSES AND OTHER ASSETS                   141,844        204,361

COSTS IN EXCESS OF NET TANGIBLE
  ASSETS ACQUIRED, less accumulated
  amortization of $438,000 in 1997
  and $356,000 in 1996                             2,850,016        701,747
                                                 -----------    -----------
                                                 $40,861,519    $27,084,852
                                                 ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings                     $   548,698    $       ---
  Accounts payable                                 4,384,430      2,726,817
  Accrued expenses and other
    current liabilities                            2,342,197      1,412,623
  Current portion of long-term debt                1,073,924        832,851
  Income taxes payable                             1,758,423        788,976
  Deferred income taxes                                  ---        534,120
                                                 -----------    -----------
                  Total Current Liabilities       10,107,972      6,295,387

LONG-TERM DEBT                                     5,240,034      1,677,367

DEFERRED INCOME TAXES                              2,592,843      2,155,603

MINORITY INTEREST IN SUBSIDIARIES                  6,843,412      3,935,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 12,000,000 shares;
    5,856,940 issued, 5,848,740 shares
    outstanding in 1997; 5,456,940
    shares issued and outstanding in 1996             58,569         54,569
  Capital in excess of par value                  13,040,877     11,493,255
  Retained earnings                                2,850,517        609,546
  Foreign currency translation adjustment            (31,128)        (7,371)
  Unrealized gain on marketable
    securities for sale                              175,213        871,459
  Treasury stock at cost; 8,200
    shares at December 31, 1997                      (16,790)           ---
                                                 -----------    -----------
                  Total Stockholders' Equity      16,077,258     13,021,458
                                                 -----------    -----------
                                                 $40,861,519    $27,084,852
                                                 ===========    ===========

                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended December 31,
                                      ---------------------------------------
                                          1997         1996          1995
                                      -----------   -----------   -----------
  REVENUES
    Sales                             $38,888,233   $29,680,520   $34,140,573
    Gain on sale of
      subsidiaries' assets              4,430,663
    Gain on subsidiary securities
      offering and warrants
      exercise                             89,898     1,521,127     2,002,277
    Realized gain on sale of
      marketable securities                49,493     2,583,500       182,670
    Other income                          661,195       934,259       334,560
                                      -----------   -----------   -----------
                                       44,119,482    34,719,406    36,660,080
  COST AND EXPENSES
    Cost of goods sold                 32,198,701    24,247,403    28,072,444
    Selling, general and
      administrative expense            6,615,768     6,211,485     4,748,113
    Interest expense                      393,515       217,615       246,393
                                      -----------   -----------   -----------
                                       39,207,984    30,676,503    33,066,950
                                      -----------   -----------   -----------
     INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST              4,911,498     4,042,903     3,593,130

  Income tax provision                    953,000     1,350,746     1,295,626
                                      -----------   -----------   -----------

     INCOME BEFORE MINORITY INTEREST    3,958,498     2,692,157     2,297,504

  Minority interest in income
    of consolidated subsidiaries        1,717,527       274,888        46,233
                                      -----------   -----------   -----------

      NET INCOME                      $ 2,240,971   $ 2,417,269   $ 2,251,271
                                      ===========   ===========   ===========
Earnings per share:
   Basic                                  $.39          $.44          $.41
                                          ====          ====          ====
   Diluted                                $.36          $.39          $.37
                                          ====          ====          ====

                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Unrealized
                                          Capital in    Retained      Foreign       Notes                  Gain on
                                 Common    Excess of    Earnings      Currency    Receivable    Treasury   Marketable
                                  Stock    Par Value    (Deficit)    Translation   Options       Stock     Securities     Total
                                 ------   ----------    ---------    -----------  ----------   --------   ----------     -----
Balance at January 1, 1995      $ 54,549  $11,540,704  $(4,058,994)  $ (227,745)  $(326,400)              $1,044,918    $8,027,032

Exercise of subsidiary stock
options                                            249                                                                         249

Foreign currency translation
adjustments                                                              (9,513)                                            (9,513)

Sale of 172,500 shares of
Viragen                                                                                                     (160,425)     (160,425)

Net decrease in valuation of
remaining Viragen Shares                                                                                    (354,175)     (354,175)

Net income                                                2,251,271                                                      2,251,271
                                 -------   -----------   ----------    ---------  -----------  ---------    --------   -----------
Balance at December 31, 1995      54,549    11,540,953   (1,807,723)   (237,258)   (326,400)                 530,318     9,754,439

Issuance of 2,000 shares of
common stock as compensation          20         5,540                                                                       5,560

Forgiveness of stock option
notes June 1996                                                                     326,400                                326,400

Exercise of subsidiary stock
options                                         (3,652)                                                                     (3,652)

Conversion of portion of
Techdyne note                                  (49,586)                                                                    (49,586)

Foreign currency translation
adjustments                                                             229,887                                            229,887

Sale of 681,800 shares of
Viragen                                                                                                     (380,172)     (380,172)

Net increase in valuation of
remaining Viragen shares                                                                                     721,313       721,313

Net income                                                2,417,269                                                      2,417,269
                                 -------   -----------   ----------    ---------  -----------  ---------    --------   -----------
Balance December 31, 1996         54,569    11,493,255      609,546      (7,371)            0          0     871,459    13,021,458

Exercise of stock options for
400,000 shares of common stock    4,000       713,000                                                                      717,000

Exercise of subsidiary stock
options                                       (66,534)                                                                     (66,534)

Conversion of portion of
Techdyne note                                 (48,217)                                                                     (48,217)

Repurchase of stock by
subsidiary                                    (28,155)                                                                     (28,155)

Subsidiary stock issuance for
acquisition                                    977,528                                                                     977,528

Foreign currency translation
adjustments                                                             (23,757)                                           (23,757)

Sale of 10,000 shares of Viragen                                                                             (32,364)      (32,364)

Net decrease in valuation of
remaining Viragen shares                                                                                    (663,882)     (663,882)

Repurchase of 8,200 common
shares                                                                                          (16,790)                   (16,790)

Net income                                                2,240,971                                                      2,240,971
                                 -------   -----------   ----------    ---------  -----------  ---------    --------   -----------
Balance at December 31, 1997     $58,569   $13,040,877   $2,850,517    $(31,128)  $       -0-  $(16,790)    $175,213   $16,077,258
                                 =======   ===========   ==========    =========  ===========  =========    ========   ===========

                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                   ---------------------------------------------
                                                                                      1997                1996           1995
                                                                                   -----------         ----------     ----------
       OPERATING ACTIVITIES
         Net income                                                                $2,240,971          $2,417,269     $2,251,271
         Adjustments to reconcile net income
            to net cash (used in) provided by operating activities:
            Gain of sale of subsidiaries' assets                                   (4,430,663)                ---            ---
            Depreciation                                                            1,019,253             657,640        542,702
            Amortization                                                              106,126              79,329         69,980
            Bad debt expense (net recovery)                                            42,276             275,408        136,221
            Gain on Viragen note collection                                               ---            (227,703)           ---
            Provision for inventory obsolescence                                      153,011              91,913        294,860
            Stock compensation expense                                                322,125               5,560            ---
            Gain on sale of securities                                                (49,493)         (2,583,500)      (182,671)
            Minority interest                                                       1,717,527             274,888         46,233
            Forgiveness of option notes and accrued interest                              ---             344,871            ---
            Deferred income taxes                                                    (493,000)             581,266        777,680
            Gain on subsidiary stock offering and warrants exercise                   (89,899)         (1,521,127)    (2,002,277)
            Increase (decrease) relating to operating activities from:
              Accounts receivable                                                  (1,735,304)            (63,409)      (474,008)
              Inventories                                                          (2,615,706)            320,742     (1,276,376)
              Prepaid expenses and other current assets                              (237,547)            160,999       (373,819)
              Accounts payable                                                        374,871            (867,608)     1,246,694
              Accrued expenses and other current liabilities                         (101,702)           (249,504)       510,124
              Income taxes payable                                                    753,219             279,708        210,398
                                                                                  -----------         -----------     ----------
                     Net cash (used in) provided by operating activities           (3,023,935)            (23,258)     1,777,012

       INVESTING ACTIVITIES
         Proceeds from sale of subsidiaries' assets                                 4,583,662                 ---            ---
         Acquisition of subsidiary                                                 (2,166,011)                ---            ---
         Additions to property and equipment, net of minor disposals               (2,135,213)           (797,968)    (1,283,597)
         Payments received on note receivable from Viragen, Inc.                          ---             373,948         21,470
         Proceeds from sale of securities                                              49,493           2,583,500        217,717
         Deferred expenses and other assets                                            30,801              98,041       (149,417)
         Purchase portion of minority interest in subsidiary                              ---                 ---        (15,250)
                                                                                  -----------         -----------     ----------
                       Net cash provided by (used in) investing activities            362,733           2,257,521     (1,209,077)

       FINANCING ACTIVITIES
         Borrowings to finance subsidiary acquisition                               2,500,000                 ---            ---
         Short-term line of credit borrowings                                         548,698                 ---            ---
         Net proceeds from subsidiary stock offering                                      ---           3,445,158      3,320,784
         Proceeds from long-term borrowings                                               ---             181,476            ---
         Payments on long-term borrowings                                            (430,976)           (270,945)      (433,673)
         Proceeds from exercise of stock options and warrants                         695,953              59,700            400
         Subsidiary repurchase of stock                                              (206,250)                ---            ---
         Repurchase of stock                                                          (16,790)                ---            ---
         Dividend payments to minority shareholders                                    (3,966)             (7,467)       (28,842)
         Deferred financing costs                                                      (2,657)            (14,438)       (11,944)
                                                                                  -----------         -----------     ----------
                     Net cash provided by (used in) financing activities            3,084,012           3,393,484      2,846,725

       Effect of exchange rate fluctuations on cash                                  (118,690)            142,085        (20,684)
                                                                                  -----------         -----------     ----------
       Increase in cash and cash equivalents                                          304,120           5,769,832      3,393,976
       Cash and cash equivalents at beginning of year                              10,795,298           5,025,466      1,631,490
                                                                                  -----------         -----------     ----------
       Cash and cash equivalents at end of year                                   $11,099,418         $10,795,298     $5,025,466
                                                                                  ===========         ===========     ==========

                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: Techdyne is an international contract manufacturer of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries. DCA owns and operates three kidney dialysis centers located in Pennsylvania and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients. The Company is also engaged in the manufacture and distribution of medical supplies.

     Consolidation: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 66.0% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 62.9% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Sale of Stock By Subsidiaries: The Company follows an accounting policy of recognizing income on sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings.

     Marketable Securities: The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company is required to classify its marketable equity securities as either trading or available-for-sale. The Company does not purchase securities for the purpose of short-term sales; accordingly, its securities are classified as available-for-sale. Marketable securities are recorded at fair value. Unrealized gains and losses relating to available-for-sale securities are included as a separate component of shareholders' equity, net of income tax effect, until realized. Realized gains and losses are computed based on the cost of securities sold using the specific identification method. Marketable securities are comprised of the following:

                                           December 31,    December 31,
                                               1997            1996
                                            ----------     ------------
   Viragen, Inc.
   (259,268 shares with $1.09 per
   share market value at December 31,
   1997; 269,268 shares with $5.22 per
   share market value at December 31,
   1996)                                     $282,602       $1,405,579

   Renal Care Group, Inc.
   (13,873 shares with $32.00 per
   share market value at December 31,
   1997)                                      443,936              ---
                                             --------       ----------
                                             $726,538       $1,405,579
                                             ========       ==========

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                              December 31,     December 31,
                                                 1997              1996
                                              ------------     ------------
Electronic and mechanical components, net:
   Finished goods                             $  554,903        $  486,863
   Work in process                             1,772,724           478,481
   Raw materials and supplies                  5,997,682         2,083,990
                                              ----------        ----------
                                               8,325,309         3,049,334
   Medical supplies                              358,130           588,222
                                              ----------        ----------
                                              $8,683,439        $3,637,556
                                              ==========        ==========

      Property and Equipment: Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accel-erated methods for income tax purposes. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of the provisions of FAS 121 had no material effect on the results of operations, financial condition or cash flows of the Company. The Company, based on current circumstances, does not believe any indicators of impairment are present.

     Costs in Excess of Net Tangible Assets Acquired: The costs in excess of net tangible assets acquired are being amortized over 25 years. If, in the opinion of management, an impairment in value occurs, based on the undis-counted cash flow method, any necessary additional writedowns will be charged to expense.

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

     Stock Based Compensation: The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation"(FAS 123) permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

     Foreign Currency Translation: The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with State-ment of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

     Other Income:  Other income is comprised as follows:

                                             Year Ended December 31,
                                    --------------------------------------
                                      1997           1996           1995
                                    --------       --------       --------
Interest income                     $448,950       $414,207       $160,470
Gain on Viragen note recovery            ---        227,703            ---
Litigation settlement                    ---        139,645            ---
Other                                212,245        152,704        174,090
                                   ---------       --------       --------
                                    $661,195       $934,259       $334,560
                                    ========       ========       ========

     Earnings Per Share: In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share", which was adopted on December 31, 1997. The Company has adopted FAS 128 which requires it to change the method previously used to compute earnings per share and to restate all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options and warrants. Earnings per share under the diluted computation required under FAS 128 includes stock options and warrants using the treasury stock method using average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Year Ended December 31,
                                         -----------------------------------
                                            1997         1996       1995
                                         ----------   ----------  ----------
   Net income, numerator basic-
     computation                         $2,240,971   $2,417,269  $2,251,271
   Adjustment due to subsidiaries'
     dilutive securities                   (102,697)     (61,971)    (70,596)
                                         ----------   ----------  ----------
   Net income as adjusted, numerator-
     diluted computation                 $2,138,274   $2,355,798  $2,180,675
                                         ==========   ==========  ==========
   Weighted average shares, denominator-
     basic computation                    5,733,104    5,456,251   5,454,940
   Effect of dilutive stock securities:
   Stock options                            285,088      552,872     449,027
                                         ----------   ----------  ----------
   Weighted average shares, as
     adjusted, denominator-diluted
     computation                          6,018,192    6,009,123   5,903,967
                                         ==========   ==========  ==========
   Earnings per share:
   Basic                                    $.39         $.44         $.41
                                            ====         ====         ====
   Diluted                                  $.36         $.39         $.37
                                            ====         ====         ====

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

     Reclassifications: Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

     Estimated Fair Value of Financial Instruments: The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

     New Pronouncements: The Company will adopt the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company does not believe that adoption of FAS 130 will have a material effect on its financial statements. The Company will also adopt the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Informa-tion" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial state-ments with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

     The Company owns approximately 259,000 shares of Viragen (formerly a majority-owned subsidiary of the Company) common stock as of December 31, 1997. During 1997, 1996 and 1995 the Company sold approximately 10,000 shares, 682,000 shares and 173,000 shares of Viragen stock and recognized gains of approximately $49,000, $2,584,000 and $183,000, respectively. In accordance with the Company's accounting policy, these shares are reflected at fair value, using quoted market prices by the Nasdaq Stock Market, and the unrealized gain is inclined as a separate component of shareholders' equity. The closing bid price of Viragen common stock was $1.09 as of December 31, 1997 and $5.22 as of December 31, 1996. The closing bid price as of March 19, 1998 was $2.06.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.--Continued

     The Company had a second mortgage and related note due from Viragen. In March, 1996, Viragen prepaid $165,000 on this note and paid off the remaining principal and accrued interest in August 1996. As a result of Viragen repaying amounts which had been offset by an allowance for amounts previously written off as uncollectable, the Company recognized a gain of approximately $228,000 in 1996.

     The Company has a royalty agreement with Viragen, pursuant to which it is to receive a royalty on Viragen's net sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales:
5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31,1995. In addition, a payment of approximately $108,000, under a previous royalty agreement, is due on the final payment under the new agreement.

NOTE 3--LONG-TERM DEBT

     On February 8, 1996, Techdyne refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit due on demand secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with Techdyne's acquisition of Lytton on July 31, 1997, the line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus
 .75% and various other modifications. The line was fully drawn down in connection with the Lytton acquisition with $2,500,000 remaining out-standing, with interest due at 9.25%, until the line was refinanced in December 1997.

     The $2,500,000 line of credit agreement was refinanced and replaced effective December 29, 1997 with a five year $1,500,000 commercial term loan and $1,600,000 commercial revolving line of credit. The $1,600,000 line of credit had an outstanding balance of $1,000,000 at December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime. Both credit facilities are collateralized by the corporate assets of Techdyne. The new commercial term loan matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effec-tively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%. Early termination of the swap agreement, either through prepayment or default on the term loan, may result in a cost or a benefit to Techdyne. The December 29, 1997 re-financing represents a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95 "Statement of Cash Flows" (FAS 95).

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 3--LONG-TERM DEBT--Continued

     The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $663,000 at December 31, 1997 and $691,000 at December 31, 1996 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which prop-erties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

     The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $127,000 at December 31, 1997 and $167,000 at December 31, 1996 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The February 1996 financing under the term loans provided cash proceeds to Techdyne of approximately $181,000 and included payment of the balance due under Techdyne's previous term loan of $517,000 and payment of a mort-gage of the Company, including accrued interest, on a building leased to Techdyne of $215,000 which represent noncash financing activities which is a supplemental disclosure required by FAS 95.

     The Company has unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest. There are cross defaults between the revolving and term loans exclusive of the $200,000 term loan.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. The interest rate on this loan was 9% as of December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1,
2002

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 3--LONG-TERM DEBT--Continued

with the same interest rate as the installment loan. There was no outstanding balance on this loan as of December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     Long-term debt is as follows:

                                                                                      December 31,
                                                                                -------------------------
                                                                                  1997            1996
                                                                                ---------       ---------
         Term loan secured by real property with a carrying value of
            $1,005,000 at December 31, 1997.  Monthly payments
            of principal and interest as described above.                        $662,533        $690,894

         Term loan secured by tangible personal property, goods and equipment with a carrying value of $4,223,000 at December 31, 1997. Monthly
            payments of principal and interest as described above.                126,764         166,764

         Commercial term loan secured by corporate assets of
            Techdyne with a carrying value of approximately
            $14,449,000 as of December 31, 1997.  Monthly
            payments of principal and interest as described above.              1,500,000

         Three-year revolving line of credit agreement
            maturing May 1, 2000.  Secured by corporate assets
            of Techdyne with a carrying value of approximately
            $14,449,000 at December 31, 1997.  Monthly
            payments of interest as described above.                            1,000,000

         Mortgage note secured by land and building with a net book value of
            $865,000 at December 31, 1997. Quarterly payments of approximately
            $20,000 based on exchange rates at December 31, 1997 for 15 years commencing October, 1994 including interest at 2%
            above bank base rate.                                                 569,431         622,214

         Promissory note secured by three certificates  of deposit.
            A single principal payment is due on April 21, 2000
            with interest payable monthly at prime.                               145,000         145,000

         Mortgage note secured by land and building with a net book value of
            $436,000 at December 31, 1997. Monthly principals payments of
            $3,333 plus interest at 1% over the prime rate through November
            2003. The loan is redeemable at the bank's option after November
            30, 1993, and is, therefore, reflected as current at December 31,
            1996. Loan modified in December 1997 with the call provision
            removed.                                                              240,036          280,032

         Mortgage note secured by land and building with a net book value of
            $742,000 at December 31, 1997. Monthly principal payments of $2,667 plus interest at 1% over the prime rate through November 2003.
            The loan is redeemable at the bank's option after November 30,
            1993 and is therefore, reflected as current at December 31, 1996.
            Loan modified in December 1997 with the call provision removed.       191,963          223,968

         Equipment financing agreement secured by DCA equipment with a net book value of $311,000 at December 31, 1997. Combined monthly payments pursuant to various schedules of $8,179 as of December
            31, 1997 as described below, including principal and interest,
            with interest at rates ranging from 8% to 12%.                        284,518          271,586

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 3--LONG-TERM DEBT--Continued

                                                                                         December 31,
                                                                                   ------------------------
                                                                                      1997           1996
                                                                                   ---------       --------

         Mortgage note secured by land with a net book value of $107,000 at December 31, 1996.  Monthly principal payments of $1,083 plus interest at 1.50% and 2% as of December 31, 1997 and
            1996, respectively, over the prime rate.  The entire unpaid
            principal balance and accrued interest is due.                            69,295         82,334

         Installment loan requiring monthly payments of $16,667 plus interest at 9%.  The loan is secured by all business assets of
            Lytton with a carrying value of approximately $7,041,000.
            Monthly payments of principal and interest as described above.           933,333

         Equipment loan requiring monthly payments of $4,298 including interest at 5.5% and maturing in April 2002.  The loan is secured by equipment of Lytton with a carrying value of approximately
            $614,000 at December 31, 1997.                                           198,445

         Equipment financing obligations requiring combined monthly payments of
            $19,647 as of December 31, 1997 as described below, including interest at rates ranging from 8.55% to 10.09% and secured by the related assets of Lytton with a carrying value of approximately
            $532,000 at December 31, 1997.                                           390,033

         Other                                                                         2,607         27,426
                                                                                  ----------     ----------
                                                                                   6,313,958      2,510,218
         Less current portion                                                      1,073,924        832,851
                                                                                  ----------     ----------
                                                                                  $5,240,034     $1,677,367
                                                                                  ==========     ==========

     The prime rate was 8.50% as of December 31, 1997 and 8.25% as of December 31, 1996.

     The Company re-paid a mortgage in February 1996 through Techdyne's bank loan refinancing. This represents noncash financing activity which is a supplemental disclosure required by FAS 95.

     The DCA equipment financing agreement provides financing for kidney dialysis machines for DCA's facilities in Pennsylvania and was amended in 1996 to include equipment for DCA's Florida facility. The initial principal balance was approximately $195,000. Additional financing totaled approxi-mately $124,000 in 1996 and $189,000 in 1997. In conjunction with DCA's sale of its Florida dialysis operations on October 31, 1997, the purchaser assumed approximately $112,000 of these financing obligations . The balance outstanding under this agreement amounted to approximately $285,000 at December 31, 1997 and $272,000 at December 31, 1996. Payments under the agreement are pursuant to various schedules extending through July 2002. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999. The present value of annual future minimum payments required under these financing obligations is included in the schedule of long-term debt above. Financing under these agreements is a noncash financing activity which is a supplemental disclosure required by FAS 95.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 3--LONG-TERM DEBT--Continued

     Techdyne (Scotland) has established a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997. This line of credit operates as an overdraft facility and is secured by assets of Techdyne (Scotland) with a carrying value of approxi-mately $4,992,000 at December 31, 1997, and is guaranteed by Techdyne. No amounts were outstanding under this line of credit as of December 31, 1997.

     Scheduled maturities of long-term debt outstanding at December 31, 1997 are: 1998 - $1,074,000; 1999 - $927,000; 2000 - $1,940,000; 2001- $1,301,000;
2002- $593,000; thereafter - $479,000. Interest payments on all of the above debt amounted to $355,000, $224,000 and $246,000 in 1997, 1996 and 1995.

     The Company's various debt agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict rent commitments, restrict additional indebtedness, prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios.

NOTE 4--INCOME TAXES

     At December 31, 1996, the Company had net operating loss carryforwards of approximately five million dollars that expire in years 2003 through 2010. These net operating loss carryforwards are only available to offset future Techdyne (US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date. Techdyne's new subsidiary, Lytton, will be included in Techdyne's consolidated federal tax return effective August 1, 1997 with Techdyne's net operating loss carryforwards able to be utilized to offset any income taxable for federal tax return purposes generated by Lytton. See Note 11.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       December 31,
                                                 ----------------------
                                                   1997          1996
                                                 -------        -------
Deferred tax liabilities:
  Tax over book depreciation                    $  408,000   $   314,000
  Gain on sale of Techdyne and DCA stock         2,067,000     2,053,000
  Unrealized gain on marketable
   securities                                      106,343       534,120
  Other                                             11,500         1,880
                                                ----------    ----------
      Total deferred tax liability               2,592,843     2,903,000

Deferred tax assets:
  Obsolescence and other reserves                  373,000       125,000
  Inventory capitalization                         113,000        79,000
  Accrued expenses and other                       227,000       229,000
                                                ----------    ----------
    Sub-total                                      713,000       433,000

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 4--INCOME TAXES--Continued

                                                       December 31,
                                                  ----------------------
                                                    1997          1996
                                                  -------        -------
Net operating loss carryforward                  1,432,000     1,368,000
Valuation allowance                               (850,465)   (1,587,723)
                                                ----------    ----------
Net deferred tax asset                           1,294,535       213,277
                                                ----------    ----------
Net deferred tax liability                      $1,298,308    $2,689,723
                                                ==========    ==========

Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $850,465 and $1,587,723 was recorded as of December 31, 1997 and December 31, 1996, respectively.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                        December 31,
                                                -------------------------
                                                    1997          1996
                                                  -------        -------
Current deferred tax asset                      $1,294,535     $  213,277

Long-term deferred tax asset                           ---            ---
Long-term deferred tax liability                 2,592,843      2,903,000
                                                ----------     ----------
Net long-term deferred tax
   liability                                     2,592,843      2,903,000
                                                ----------     ----------
Net deferred tax liability                      $1,298,308     $2,689,723
                                                ==========     ==========

     A deferred tax liability of $2,067,000 at December 31, 1997 and $2,053,000 at December 31, 1996, respectively, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the Company's investment in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Techdyne and DCA. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Scotland). A current deferred tax liability has been recorded for the unrealized gain on marketable securities. See Note 2.

     For financial reporting purposes, income before income taxes includes the following components:

                                     Year Ended December 31,
                            -----------------------------------------
                               1997          1996             1995
                            ----------      ----------     ----------
     United States          $5,201,054      $3,260,262     $2,086,741
     Foreign                  (289,556)        782,641      1,506,389
                            ----------      ----------     ----------
                            $4,911,498      $4,042,903     $3,593,130
                            ==========      ==========     ==========

     Significant components of the provision (benefit) for income taxes are as follows:

                                       Year Ended December 31,
                             --------------------------------------------
                                1997            1996              1995
                             ----------      ---------         ---------
     Current:
       Federal               $1,306,000     $  440,000        $   24,660
       Foreign                  (96,000)       259,270           493,286
       State                    236,000         70,000               ---
                             ----------     ----------        ----------
                             $1,446,000        769,270           517,946
     Deferred:
      Federal                  (493,000)       578,000           761,000
      Foreign                       ---          3,476            16,680
                             ----------     ----------        ----------
                                493,000        581,476           777,680
                             ----------     ----------        ----------
                             $  953,000     $1,350,746        $1,295,626
                             ==========     ==========        ==========

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 4--INCOME TAXES--Continued

     The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                            Year Ended December 31,
                                 ------------------------------------------
                                   1997            1996             1995
                                 --------       ----------       ----------
 Tax at statutory rate          $1,669,909      $1,374,587       $1,221,664
 Increase (reduction) in
   taxes resulting from:
   State income taxes-net
     of federal income tax
     effect                        180,770         49,898               ---
   Lower effective income
     taxes of other countries       13,096         (7,826)          (15,064)
   Change in valuation
     allowance                    (737,258)       (65,913)           89,026
   Other                          (173,517)           ---               ---
                                ----------      ----------       ----------
                                $  953,000      $1,350,746       $1,295,626
                                ==========      ==========       ==========

     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,736,000 at December 31, 1997 and $2,930,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $137,000 and $147,000 would be payable upon remit-tance of all previously unremitted earnings at December 31, 1997 and December 31, 1996, respectively.

     Income tax payments were approximately $811,000 in 1997, $487,000 in 1996 and $300,000 in 1995.

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     In September 1994, the Company granted options to a consulting firm to purchase 400,000 shares of common stock exercisable at $1.25 per share through September 30, 1997. Options for 200,000 shares were transferred by the consulting firm to another party in September 1996. The options vested on the basis of 25% of the aggregate as of the end of each quarter beginning with the quarter ended December 31, 1994. Options for 200,000 shares were exercised in August 1997 and the remaining options for 200,000 shares were exercised in September 1997.

     In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity section of the balance sheet, with interest at 5.36%. The notes were secured by the 480,000 shares purchased, held in escrow by the Company, with voting rights held by the shareholders until default, if any, under the notes. In June 1996, the Company forgave the balances due under the notes including accrued interest and accordingly recorded approx-imately $344,000 in compensation expense.

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, of which there are 806,000 outstanding at December 31, 1997, as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. In-cluding the June 1997 grant, there are 841,000 options outstanding under the 1989 plan.

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

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options of which there are 171,600 outstanding as of December 31, 1997, to certain of its officers, directors, and employees. These options are exercisable for a period of five years at $1 per share.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the Board guaranteed 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees of which there are 19,000 outstanding as of December 31, 1997. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On December 31, 1997, 162,500 options were exercised by officers for which the Company received cash payments of the par value and the Company forgave the remaining balance due and recorded compensation expense of $322,000.

     In August 1996, DCA's board of directors granted 15,000 medical directors at its three kidney dialysis centers. Following the sale of DCA's Florida operations on October 31, 1997 5,000 of these options were not exercised and expired. These options vested immediately and are exercisable for a period of three years through August 18, 1999 at $4.75 per share.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that State-ment. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants in 1997, option modifications in 1996, and options grants in 1995, respectively: risk-free interest rates of 5.59%, 5.65% and 6.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .97 for the options issued during 1997, .68 for the option modifications in 1996 and option grants in 1995; and an expected life for the 1997 options of 2.5 years, and for the options modified in 1996 of .75 years and for the 1995 options of 2.5 years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restric-tions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information which includes the pro forma effect of its own options, as well as the pro forma effects related to the Company's interest in Techdyne and DCA pro forma adjustments follows:

                                         1997         1996          1995
                                      ----------   ----------    ----------

    Pro forma net income              $1,671,720   $2,067,004    $1,868,863
                                      ==========   ==========    ==========
    Pro forma earnings per share
       Basic                             $.29         $.35          $.32
                                         ====         ====          ====
       Diluted                           $.26         $.23          $.31
                                         ====         ====          ====

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows, with its newly modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                1997                           1996                          1995
                                       --------------------------     ---------------------------     --------------------------
                                                      Weighted-                      Weighted-                      Weighted-
                                                       Average                        Average                        Average
                                        Options    Exercise Price      Options     Exercise Price     Options     Exercise Price
                                       ---------   --------------     ---------    --------------    ----------   --------------
Outstanding-beginning of year          1,207,000        $2.01         1,209,000        $2.42         $  400,000        $1.25
Granted                                   35,000         2.47           809,000         2.38            809,000         3.00
Cancellations                                                          (809,000)        3.00
Exercised                               (400,000)        1.25
Forfeited                                                                (1,000)        3.00
Expired                                   (1,000)        2.38            (1,000)        3.00
                                       ----------                   ------------
Outstanding-end of year                  841,000         2.38         1,207,000         2.01          1,209,000         2.42
                                         =======                      =========                       =========
Exercisable at end of year               841,000         2.38           803,500         1.82            400,000         1.25
                                         =======                     ==========                      ==========
Weighted-average fair value of
   options granted, including
   modified options, during the year    $2.47                           $.59                           $1.37
                                        =====                           ====                           =====

The weighted average remaining contractual life of those options is 2.38 years.

     The Company has 1,339,000 shares reserved for future issuance at December 31, 1997.

     The fair value of Techdyne options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options issued during 1997 and 1995, respec-tively: risk-free interest rate of 5.59% and 6.75%; no dividend yield; volatility factor of the expected market price of Techdyne common stock of .60% and .56%; and an expected life of the options of 2.5 years for the options issued during 1997 and 2.5 years for the options issued during 1995.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     A summary of Techdyne's stock option activity, and related information for the years ended December 31, follows:

                                       1997                           1996                            1995
                              ---------------------------    ---------------------------    ----------------------------
                                             Weighted-                      Weighted-                      Weighted-
                                              Average                        Average                        Average
                               Options     Exercise Price     Options      Exercise Price     Options     Exercise Price
                              ---------   ---------------    ---------    ---------------   -----------  ---------------
Outstanding-beginning of
 year                          326,500                       378,400                            227,500
Granted                        375,000           3.25            ---                            152,500           1.75
Exercised                         (300)          1.00        (50,700)          1.00                (400)          1.00
Expired                         (2,100)          1.00         (1,200)          1.00              (1,200)          1.00
                               -------                       -------                            -------
Outstanding-end of year:       699,100                       326,500                            378,400
                               =======                       =======                            =======
Outstanding and exercisable
 at end of year:
May 1994 options               171,600           1.00        174,000           1.00             150,900           1.00
February and April 1995
 options                       152,500           1.75        152,500           1.75             227,500           1.75
June 1997 options              375,000           3.25            ---                                ---
                               -------
                               699,100                       326,500                            378,400
                               =======                       =======                            =======
Weighted-average fair
 value of options granted
 during the year                $1.33                                                             $.69
                                =====                                                             ====

The remaining contractual life for the 1994 options is 1.39 years for the 1995 options is 2.2 years and for the 1997 options is 4.47 years.

     The fair value of DCA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options issued during 1996 and 1995, respectively: risk-free interest rates of 5.75% and 6.5%; no dividend yield; volatility factor of DCA common stock of .50 for both years; and a weighted average expected life of the options of 1.5 years and 2.5 years.

     A summary of DCA's stock option activity, and related information for the years ended December 31, follows:

                                       1997                                1996                             1995
                              -----------------------------      -----------------------------      ----------------------------
                                           Weighted-Average                   Weighted-Average                  Weighted-Average
                              Options       Exercise Price       Options       Exercise Price       Options      Exercise Price
                              -------      ----------------      -------      ----------------      -------     ----------------
Outstanding-beginning of
 year:                         209,000                           210,000                                  ---
Granted                                                           15,000               4.75           210,000            $1.50
Exercised                     (162,500)             1.50          (6,000)              1.50               ---
Forfeited                          ---                               ---                                  ---
Expired                        (17,500)             2.43         (10,000)              1.50               ---
                               -------                           -------
Outstanding-end of year         29,000                           209,000                              210,000
                               =======                           =======                              =======
Outstanding and exercisable
   at end of year:
   November 1995 options        19,000              1.50         194,000               1.50           210,000             1.50
   August 1996 options          10,000              4.75          15,000               4.75               ---
                               -------                           -------
                                29,000                           209,000                              210,000
                               =======                           =======                              =======

Weighted-average fair value
 of options granted during
 the year                                                         $1.30                                $ .54
                                                                  =====                                =====

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     The remaining contractual life for the August 1996 options is 1.6 years and for the November 1995 options is 2.9 years.

NOTE 6--OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC LOCATION AND FOREIGN
OPERATIONS

     Industry segment and geographical data and foreign operations for the years ended December 31, 1997, 1996 and 1995, included on pages 1 and 2 of Form 10-K are an integral part of these financial statements. The following summarizes additional information about the reported industry segments:

                                     Year Ended December 31,
                            -----------------------------------------
                              1997            1996             1995
                            --------        --------         --------
  DEPRECIATION EXPENSE
    Medical Services        $278,761        $199,315         $116,510
    Medical Products          31,355          33,053           19,735
    Electro-Mechanical       616,663         368,619          332,602

  CAPITAL EXPENDITURES
    Medical Services        $825,427        $386,502         $877,545
    Medical Products           4,595         149,505            7,132
    Electro-Mechanical     1,396,260         704,304          530,669

     A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced, as occurred with Compaq and Avid as noted below.

     Electro-mechanical sales to major customers comprising 10% or more of the Company's sales are as follows:

                                            Year Ended December 31,
                                    ---------------------------------------
        Customers                      1997          1996          1995
        ---------                   ----------    ----------    -----------
Compaq Computer Corp.(1)                   ---    $8,497,000    $10,849,000
Avid Technology(1)(2)                                    ---      5,653,000
IBM(3)                              $6,437,000     4,275,000            ---

------------------------------------
(1) Less than 10% of sales for 1997.
(2) Less than 10% of sales for 1996.
(3) Less than 10% of sales for 1995.

Sales to PMI Food Equipment Group by Lytton for the five months ended De-cember 31, 1997, since Lytton's acquisition by Techdyne, amounted to approx-imately $2,727,000 representing 15% of Techdyne's and 13% of the Company's sales during this period and 8% of Techdyne's and 7% of the Company's sales for the year ended December 31, 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 6--OPERATIONS BY INDUSTRY SEGMENT, GEOGRAPHIC LOCATION AND FOREIGN OPERATIONS--Continued

     Included in the sales to Compaq were sales by Techdyne (Scotland) of approximately $2,847,000 in 1997 and $8,427,000 in 1996, which accounted for 42% and 84% of the sales of Techdyne (Scotland) for 1997 and 1996, respectively. Increased competition in the bidding for this Compaq business has resulted in a substantial loss of Compaq sales by Techdyne (Scotland) commencing in the third quarter of 1996 and reduced profit margins on remaining Compaq sales.

     The Company experienced a loss of a majority of it sales to Avid in 1996 as a result of a change in one of the products it produced for Avid.

     Medical services revenues, which represent revenues of the Company's dialysis division, are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the state in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

     Medical product sales are highly dependent on government contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues would have a material adverse effect on the operations of the Medical Products Division. During 1996 the Company has decided to shutdown the durable medical equipment portion of its medical products business due to its unprofitable operations and recorded in 1996 approxi-mately $305,000 in costs in connection with this shutdown. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NOTE 7--COMMITMENTS AND CONTINGENCIES

Commitments

     The Company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 1997 are approximately: 1998--$738,000; 1999--$738,000; 2000--
$702,000; 2001--$624,000; 2002--$348,000.  Total rent expense was approximately $748,000 in 1997, $608,000 in 1996 and $533,000 in 1995.

     Lytton leases its operating facilities from an entity which is owned by Lytton former owner and its president. The operating lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year, adjusted in subsequent years for the change in the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 7--COMMITMENTS AND CONTINGENCIES--Continued

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of December 31, 1997.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretional profit sharing and matching expense since the Company acquired Lytton on July 31, 1997 through December 31, 1997 amounted to approximately $16,000.

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

NOTE 8--SUBSIDIARY STOCK OFFERINGS

     In October 1995, Techdyne completed a public offering of its securities resulting in net proceeds of approximately $3,321,000, for which the Company recognized a gain of approximately $1,241,000 net of applicable income taxes of $761,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     DCA completed a public offering in April 1996, with net offering proceeds of approximately $3,445,000, for which the Company has recorded a gain of approximately $943,000, net of applicable income taxes of $578,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In accordance with its accounting policy, the Company recognized a gain of approximately $56,000, net of applicable income taxes of approximately $34,000 during 1997 related to Techdyne warrant exercises.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 9--RELATED PARTY TRANSACTIONS

     During 1997, 1996 and 1995, the Company paid premiums of approximately $529,000, $516,000, and $490,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

     During 1997, 1996 and 1995, legal fees of approximately $191,000, $202,000, and $217,000, respectively, were paid by the Company and its public subsidiaries to an officer of the Company and DCA.

     Lytton has a deferred compensation agreement with its President dated August 1, 1997 in the amount of $200,140. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the period ended December 31, 1997 a total of $33,357 was paid under this agreement.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following summarizes certain quarterly operating data:

                                Year Ended December 31, 1997                Year Ended December 31, 1996
                          ----------------------------------------    ----------------------------------------
                          March 31    June 30    Sept. 30  Dec. 31    March 31    June 30   Sept. 30   Dec. 31
                          --------    -------    --------  -------    --------    -------   --------   -------
                                                 (In thousands except per share data)
Net Sales                 $7,758      $8,087     $10,628    $12,415    $8,230      $7,524   $6,634     $7,293
Gross profit               1,593       1,550       1,764      1,782     1,593       1,396    1,288      1,156
Gain on sale of
 subsidiaries' assets                                         4,431
Gain on subsidiary
 securities offering
 and warrant exercise         61          29                                        1,521
Realized gain on sale of
 marketable securities        49                                          562         924      308        790
Net income                   266         116          31      1,828       725       1,281      333         78
Earnings per share:
 Basic                      $.05        $.02        $.01       $.31      $.13        $.23     $.06       $.01
 Diluted                    $.04        $.02        $--        $.30      $.11        $.21     $.05       $.01

     Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

     The Company recorded a deferred tax credit of approximately $700,000 in the fourth quarter of 1997, shutdown costs of its durable medical operations of approximately $305,000 in the fourth quarter of 1996 and expensing of startup costs of new dialysis centers of approximately $80,000 in 1995.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 11--ACQUISTION

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products. The purchase price included $2,500,000 cash, paid at closing, and issuance of 300,00 shares of Techdyne's common stock which has been registered for the seller. Techdyne has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares of common stock. The difference of $968,750 between the fair value of the common stock on the acquisition date and the guaranteed value has been included as part of the cost of the acquisi-tion, and is reflected as additional paid in capital.

     In addition, additional contingent consideration may be due if Lytton reaches pre-defined earnings and sales levels over the next three years. When the contingency is resolved and if additional consideration is due, the then current fair value of the consideration will be recorded as good-will, which will be amortized over the remainder of the initial 25 year life.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the accompanying consolidated condensed statement of income since August 1, 1997. The total purchase price in excess of the fair value of net assets acquired.

     The net purchase price was allocated as follows:

          Working capital, other than cash                $  1,398,588
          Property, plant and equipment                      1,959,751
          Other assets                                           3,000
          Goodwill                                           2,230,113
          Other liabilities                                 (1,335,432)
                                                          -------------
                                                          $  4,256,010
                                                          ============
          Net cash portion of purchase price,
             including costs                              $  2,166,010
          Estimated costs of acquisition                        90,000
          Common stock issued                                2,000,000
                                                          ------------
                                                          $  4,256,010
                                                          ============

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 11--ACQUISTION--Continued

     The following pro forma consolidated condensed financial information reflects the Lytton acquisition as if it had occurred on January 1, 1996. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the sale occurred as of January 1, 1996 and may not be indicative of operating results for any future periods.

                       SUMMARY PRO FORMA INFORMATION

                                              Year Ended December 31,
                                          ---------------------------------
                                              1997                 1996
                                          -----------           -----------
     Total revenues                       $54,818,000           $50,818,000
                                          ===========           ===========
     Net income                           $ 2,501,000           $ 2,648,000
                                          ===========           ===========
     Earnings per share:
          Basic                               $.44                 $.49
                                              ====                 ====
          Diluted                             $.40                 $.43
                                              ====                 ====

NOTE 12--SALE OF SUBSIDIARIES' ASSETS

     On October 31, 1997, DCA concluded a sale ("Sale") of substantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Considera-tion for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser has agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser has agreed to make up any dif-ference by which the sales proceeds are less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares are carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value and the market value being reflected as a receivable from the purchaser. In February 1998, the Company acquired, in a transaction acounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1996. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and DCA to the business opera-tions sold and which were included in the actual result of operations of these businesses. Such expenses amounted to approximately $125,000 and $253,000 for the years ended December 31, 1997 and December 31, 1996, respectively. No assumption has been included in the pro forma infor-mation as to investment income to be realized from investment of the proceeds of the sale.

     The summary pro forma information, which excludes the gain on the Sale, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1996 and may not be indicative of the Company's operating results for any future periods.

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 12--SALE OF SUBSIDIARIES' ASSETS--Continued

                        SUMMARY PRO FORMA INFORMATION

                                              Year Ended December 31,
                                           ----------------------------
                                              1997             1996
                                           -----------      -----------
     Total revenue                         $37,978,000      $32,685,000
                                           ===========      ===========
     Net income                            $   517,000      $ 2,112,000
                                           ===========      ===========
     Earnings (loss) per share:
     Basic                                    $.09             $.39
                                              ====             ====
     Diluted                                  $.07             $.34
                                              ====             ====

     DCA has recorded a gain on the sale of approximately $2,747,000, representing a pre-tax gain of approximately $4,431,000, net of estimated income taxes of approximately $1,684,000, of which approximately $537,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. The Company's portion of the net gain of $2,210,000 amounts to approximately $1,527,000 with the balance of approximately $683,000 applicable to minority interest.

NOTE 13-REPURCHASE OF COMMON STOCK

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The shares that may be reacquired may be used to fund stock option obligations. As of December 31, 1997, the Company had repurchased 8,200 shares of common stock at a cost of approxi-mately $17,000 which is reflected as treasury stock.

                                EXHIBIT INDEX

     (3)(i) Restated Certificate of Incorporation, Articles of Incorpora-tion, as amended.

       (ii)  By-laws, as amended.

        (4) Instruments defining the rights of security holders, including indentures.

        (i)  1989 Stock Option Plan.

       (ii) Form of Stock Option Agreement issued pursuant to the 1989 Stock Option Plan.

      (iii) Form of Additional Non-Qualified Stock Option Agreement issuable under the Stock Option Agreement.

       (10)  Material contracts.

        (i) Employment Agreement between the Company and Thomas K. Langbein dated May, 1994, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), Part IV, Item 14(a)
             3 (10)(i)).*

       (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981.

      (iii) Amendment to lease between the Company and Heights Plaza Associates, dated March 31, 1996.

       (iv) Lease Agreement between the Company and Techdyne, Inc.(1) dated July 17, 1990 (incorporated by reference to Techdyne Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991, Part IV, Item 14(a) 3 (10)(i)).

        (v) Lease Renewal Letter from Techdyne, Inc.(1) dated December 19, 1994 (incorporated by reference to Techdyne's Registration Statement on Form SB-2, Registration No. 33-94998-A
             ("Techdyne's Form SB-2"), Part II, Item 27, 10(b)).*

       (vi) Royalty Agreement between the Company and Viragen, Inc.(2) dated November 7, 1986.

      (vii) Amended Royalty Agreement between the Company and Viragen, Inc.(2) dated November 21, 1989.

     (viii) Employment Agreement between Techdyne (Scotland) Limited(3) and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1997, ("Techdyne 1997 Form 10-K")
             Part IV, Item 14(a)(10)(v)).*

       (ix) Guarantee of Techdyne (Scotland) Limited(3) Line of Credit with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne 1997 Form 10-K,
             Part IV, Item 14(a)(10)(vi)).*

        (x) Promissory Note of Techdyne, Inc. (1) to the Company dated April 10, 1991 (incorporated by reference to Techdyne's Form SB-2, Part II, Item 27, 3(4)).*

       (xi)  Lease between the Company and Viragen, Inc.(2) dated December
             8, 1992.

      (xii) Addendum to Lease between the Company and Viragen, Inc.(2) dated January 15, 1993.

     (xiii) Lease Renewal Letter by the Company to Viragen, Inc.(2) lease dated August 12, 1997.

      (xiv) Loan Agreement between Dialysis Corporation of America(4) and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to Dialysis Corporation of America's Form 10-K for the year ended December 31, 1997 ("DCA 1997 Form 10-K"), Part IV, Item 14(a)(10)(v)).*

       (xv) Lease Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(5) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).*

      (xvi) Lease Agreement between Dialysis Corporation of America(4) and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxviii)).*

     (xvii) Lease between Dialysis Corporation of America(4) and Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) dated December 1, 1995 (incorporated by reference to the Company's 1995 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).*

    (xviii) Medical Director Agreement between Dialysis Services of Pen-nsylvania, Inc. - Wellsboro(5) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6(a)(10)(i)).*

      (xix) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(5) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).*

       (xx) Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lx)).*

      (xxi) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) and Capital Health System, Inc. d/b/a Harrisburg Hospital dated June 1, 1995. [*] (incorporated by reference to Dialysis Corporation of America's Registration Statement on Form SB-2, Registration No. 33-80877-A ("DCA Form SB-2 Registration"), Part II, Item 27, 10(q)).*

     (xxii) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(5) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to Dialysis Corporation of America's June 1997 Form 8-K, Part II, Item 7(c)(10)(i)).*

    (xxiii)  Agreement between Renal Services of Pa., Inc.(5) and
             Christine Durr dated December 1, 1995 (incorporated by reference to DCA Form SB-2 Registration, Part II, Item 27, 10(r)).*

     (xxiv) Tenant Subordination Agreement by J.A. Hunt Services, Inc., dated February, 1997 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA 1996 Form 10-K"), Part IV,
             Item 14(a) 3 (10)(xxviii)).*

      (xxv) Form of Exclusive Sales Representative Agreement between Techdyne, Inc.(1) and sales representative ** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv)).*

     (xxvi) 1994 Stock Option Plan of Techdyne, Inc.(1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxv)).*


    (xxvii) Form of Stock Option Certificate issued under 1994 Stock Option Plan of Techdyne, Inc.(1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)
             (lxvi)).*

   (xxviii) Form of Stock Option Agreement dated February 17, 1995 issued to directors of Techdyne, Inc.(1) *** (incorporated by ref-erence to the Company's 1994 Form 10-K, Part IV, Item 14(a)
             3 (10)(lxvii)).*

     (xxix) Lease Agreement between the Company and Brett D. Anderson and Suzanne M. Anderson dated November 17, 1992.

      (xxx) Lease Renewal Letter from the Company to Brett and Suzanne Anderson dated October 20, 1997.

     (xxxi) Mortgage between Techdyne (Scotland) Limited(3) and The Royal Bank of Scotland dated August 8, 1994 (incorporated by ref-erence to the Company's June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vi)).*

    (xxxii) Agreement ("Missives") between Techdyne (Scotland) Limited(3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(3) of its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vii)).*

   (xxxiii) Loan and Security Agreement between Techdyne, Inc.(1) and Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K, dated February 23, 1996 ("Techdyne February 1996 Form 8-K), Item 7(c)(99)(i)).*

    (xxxiv) Loan Agreement for $712,500 between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(v)).*

     (xxxv) Promissory Note for $712,500 from Techdyne, Inc.(1) to Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vi)).*

    (xxxvi) Mortgage and Security Agreement between the Company and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(vii)).*

   (xxxvii) Assignment of Leases, Rents and Profits by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(viii)).*

  (xxxviii)  Promissory Note for $200,000 from Techdyne, Inc.(1) to Barnett
             Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(ix)).*

     (xxix) Security Agreement between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne February 1996 Form 8-K, Item 7(c)(99)(x)).*

       (xl) First Amendment to Loan and Security Agreement, Loan Agreement and Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated August 12, 1997 ("Techdyne August, 1997 Form 8-K"), Item 7(c)(99)(i)).*

      (xli) Revolving Demand Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item
             7(c)(99)(ii)).*

     (xlii) Unconditional and Continuing Guaranty of Payments and Per-formance by the Company in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(iii)).*

    (xliii) Subordination Agreement among the Company, Barnett Bank, N.A. and the Company dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(iv)).*

     (xliv) Second Amendment to Loan and Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's Form 8-K dated January 20, 1998 ("Techdyne January, 1998 Form 8-K"),
             Item 7(c)(99)(i)).*

      (xlv) Revolving Promissory Note form Techdyne, Inc.(1) to Barnett Bank, N.A. for $1,600,000 dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(ii)).*

     (xlvi) Unconditional and Continuing Guaranty of Payment and Per-formance(6) by the Company in favor of Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(iii)).*

    (xlvii) Subordination Agreements(7) among the Company, Barnett Bank, N.A. and Techdyne, Inc.(1) (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(iv)).*

   (xlviii) Loan Agreement for $1,500,000 between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(v)).*

    (xlvix) Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. for $1,500,000 dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)
             (vi)).*

        (l) Commercial Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(vii)).*

       (li) International Swap Dealers Association, Inc. Master Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 22, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(viii)).*

      (lii) Employment Agreement between Techdyne, Inc.(1) and Barry Pardon dated March 13, 1996(incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 14(a)(10)(viii)).*

     (liii) Service Agreement between the Company and Techdyne Inc.(1), dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).*

      (liv) Lease Agreement between Techdyne, Inc.(1) and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to Techdyne's Quarterly Report on Form 10-Q for the first quarter of 1997, Item 6(a), Part II(10)).*

       (lv) Lease Agreement between Techdyne, Inc.(1) and PruCrow Indus-trial Properties, L.P. dated April 30, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 4, 1997 ("Techdyne June, 1997 Form 8-K"), Item 7(c)(10)(i)).*

      (lvi) Lease Agreement between Techdyne, Inc.(1) and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to Techdyne's June, 1997 Form 8-K, Item 7(c)(10)(ii)).*

     (lvii) Stock Purchase Agreement between Patricia A. Crossley, Lytton Incorporated(3) and Techdyne, Inc.(1) dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(2)(i)).*

    (lviii) 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's 1995 Form 10-K,
             Part IV, Item 14(a) 3 (10)(lxiii).*

      (lix) Form of Stock Option Certificate dated November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's 1995 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv).*

       (lx) 1995 Stock Option Plan of Dialysis Corporation of America(4) (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(5)).*

      (lxi) Form of Dialysis Corporation of America(4) Stock Option Cer-tificate under 1995 Stock Option Plan (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(4)).*

     (lxii)  Form of Dialysis Corporation of America(4) Non-Qualified
             Stock Option granted to Medical Directors of Dialysis Corpora-tion of America(4) (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxi)).*

    (lxiii) Lease between Dialysis Services of PA., Inc. - Carlisle(5) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).*

     (lxiv) Lease between Dialysis Services of NJ., Inc. - Manahawkin(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3
             (10)(xxiv)).*

      (lxv) Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(5) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(10)(xxi)).*

     (lxvi) Medical Director Agreement between Dialysis Services of NJ, Inc. - Manahawkin(5) and Oceanview Medical Group, P.A. dated September 5, 1996 [*] (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the period ended September 30, 1996 ("DCA September 30, 1996 Form 10-Q"), Part II, Item 6(a), Part II, Exhibit 10(i)).*

    (lxvii) Medical Director Agreement between Dialysis Services of PA., Inc. - Carlisle(5) and Herb Soller, M.D. dated October 1, 1996 [*] (incorporated by reference to DCA's September 30, 1996 Form 10-Q, Part II, Item 6(a), Part II, Exhibit 10(ii)).*

   (lxviii) Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(4) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).*

     (lxix) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA June 30, 1997 10-Q"),
             Part II, Item 6(a), Part II, Exhibit 10(i)).*

      (lxx) Schedule of Leased Equipment 0697 commencing July 1, 1997 to Master Lease BC-105 (incorporated by reference to DCA's June 30, 1997 Form 10-Q, Part II, Item 6(a), Part II, Exhibit 10(ii)).*

     (lxxi) Assignment and Assumption of Lease and Release by and among Dialysis Corporation of America(4), Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and B. Braun Medical, Inc. dated October 31, 1997 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated November 12, 1997 ("DCA November, 1997 Form 8-K"), Part II, Item 7(c)(2.4)).*

    (lxxii) Assignment and Assumption of Lease and Release by and among Dialysis Services of Florida, Inc. - Fort Walton Beach(5), Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and JACO, L.C. dated October 31, 1997 (incorporated by reference to DCA's November, 1997 Form 8-K, Part II, Item 7(c)(2.2)).*

   (lxxiii) Form of Techdyne, Inc.(1) 1997 Stock Option Plan (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 24, 1997 ("Techdyne June, 1997 Form 8-K"), Item
             7(c)(4)(i)).*

    (lxxiv) Form of Techdyne, Inc.(1) 1997 Incentive Stock Option (incorporated by reference to Techdyne's June, 1997 Form 8-K,
             Item 7(c)(4)(ii)).*

     (lxxv) Form of Techdyne, Inc.(1) 1997 Non-Qualified Stock Option (incorporated by reference to Techdyne's June, 1997 Form 8-K,
             Item 7(c)(4)(iii)).*

       (21)  Subsidiaries of the registrant.

       (23)  Consent of experts and counsel.

             (i)  Consent of Independent Certified Public Accountant.

       (27)  Financial Data Schedule (for SEC use only).

----------
[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

(1)  63% owned subsidiary.
(2)  Former public subsidiary of the Company; spun-off in 1986.
(3)  100% owned subsidiary of Techdyne, Inc.
(4)  66% owned subsidiary.
(5)  100% owned subsidiary of Dialysis Corporation of America.
(6) Each of the $1,000,000 Revolving Loan and $1,500,000 Term Loan has been unconditionally guaranteed by the Company and each unconditional guarantee agreement is substantially similar to the exhibit filed for the Revolving Loan.
(7) The Company has subordinated indebtedness due to it from Techdyne, Inc. to the Revolving and Term Loans; each Subordination Agreement is substantially similar to the exhibit filed for the Revolving Loan.

*    Documents incorporated by reference not included in Exhibit Volume.

** There are six such Agreements, all the same but for the territory assigned.

*** Options to directors are the same except as to amounts of underlying shares purchasable.