Form 10-Q
period 1998-03-31
MEDICORE INC
filed 1998-05-13
CIK 8643

FORM 10--Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-6906
                       ------

                              MEDICORE, INC.
          -----------------------------------------------------
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

                              (305) 558-4000
          ---------------------------------------------------
          (Registrant's telephone number, including area code)

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,838,340 shares as of April 30,
1998.

                    MEDICORE, INC. AND SUBSIDIARIES

                                INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 1998 and March 31, 1997 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
------   --------------------

         1) Consolidated Condensed Statements of Income for the three months ended March 31, 1998 and March 31, 1997.

         2) Consolidated Condensed Balance Sheets as of March 31, 1998 and December 31, 1997.

         3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition
------   -----------------------------------------------------------
         and Results of Operations
         -------------------------

PART II -- OTHER INFORMATION
-------    -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

                       PART I -- FINANCIAL INFORMATION
                       -------------------------------

Item 1.  Financial Statements
------   --------------------

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                    MEDICORE, INC. AND SUBSIDIARIES
                              (UNAUDITED)


                                                Three Months Ended
                                                     March 31,
                                             -------------------------
                                                 1998          1997
                                                 ----          ----
REVENUES
  Sales                                      $13,019,409   $ 7,757,836
  Gain on subsidiary securities
    offering and warrants exercise                              60,981
  Realized gain on sale of
    marketable securities                                       49,493
  Other income                                   174,310       145,944
                                             -----------   -----------
                                              13,193,719     8,014,254

COST AND EXPENSES
  Cost of goods sold                          10,930,382     6,165,392
  Selling, general and
    administrative expenses                    1,767,593     1,421,120
  Interest expense                               150,769        55,791
                                             -----------   -----------
                                              12,848,744     7,642,303

      INCOME BEFORE INCOME TAXES
        AND MINORITY INTEREST                    344,975       371,951

Income tax benefit                               (29,407)      (24,341)
                                             -----------   -----------

      INCOME BEFORE MINORITY INTEREST            374,382       396,292

Minority interest in earnings
  of consolidated subsidiaries                   162,965       129,929
                                             -----------   -----------

      NET INCOME                             $   211,417   $   266,363
                                             ===========   ===========

Earnings per share:
        Basic                                    $.04         $.05
                                                 ====         ====
        Diluted                                  $.03         $.04
                                                 ====         ====


See notes to consolidated condensed financial statements.

                    MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                March 31,   December 31,
                                                  1998        1997(A)
                                               ----------   -----------
                                               (Unaudited)

                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $ 9,191,395   $11,099,418
  Marketable securities                           888,442       726,538
  Accounts receivable, less allowances
    of $268,000 at March 31, 1997 and
    $231,000 at December 31, 1997               7,141,882     6,298,089
  Inventories, less allowance for
    obsolescence of $287,000 at
    March 31, 1998 and $238,000 at
    December 31, 1997                           8,194,767     8,683,439
  Prepaid expenses and other current assets       781,119       862,613
  Deferred tax asset                            1,155,516     1,294,535
                                              -----------   -----------
       Total Current Assets                    27,353,121    28,964,632

PROPERTY AND EQUIPMENT
  Land and improvements                         1,019,655     1,017,255
  Building and building improvements            3,078,411     3,066,889
  Equipment and furniture                       9,277,695     9,129,583
  Leasehold improvements                          726,223       715,316
                                              -----------   -----------
                                               14,101,984    13,929,043
  Less accumulated depreciation
    and amortization                            5,372,260     5,024,016
                                              -----------   -----------
                                                8,729,724     8,905,027
DEFERRED EXPENSES AND OTHER ASSETS                250,667       141,844

COSTS IN EXCESS OF NET TANGIBLE
    ASSETS ACQUIRED,
    less accumulated amortization of
    $471,000 at March 31, 1997 and
    $438,000 at December 31, 1997               2,970,366     2,850,016
                                              -----------   -----------
                                              $39,303,878   $40,861,519
                                              ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                  $   555,273   $   548,698
  Accounts payable                              4,472,132     4,384,430
  Accrued expenses and other current
    liabilities                                 2,480,023     2,342,197
  Current portion of long-term debt             1,079,682     1,073,924
  Income taxes payable                            188,223     1,758,723
                                              -----------   -----------
       Total Current Liabilities                8,775,333    10,107,972

LONG-TERM DEBT                                  5,000,659     5,240,034

DEFERRED INCOME TAXES                           2,594,043     2,592,843

MINORITY INTEREST IN SUBSIDIARIES               6,385,133     6,843,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 12,000,000 shares;
    5,856,940 issued, 5,843,240
    shares outstanding at March 31,
    1998; 5,856,940 shares issued,
    5,848,740 shares outstanding at
    December 31, 1997                              58,569        58,569
  Capital in excess of par value               13,064,263    13,040,877
  Retained earnings                             3,061,934     2,850,517
  Accumulated other comprehensive income:
    Foreign currency translation
      adjustment                                   (9,905)      (31,128)
    Unrealized gain on marketable
      securities                                  402,034       175,213
                                              -----------   -----------
       Total accumulated other
         comprehensive income                     392,129       144,085
                                              -----------   -----------
  Treasury stock at cost; 13,700 shares
    at March 31, 1998; 8,200 shares at
    December 31, 1997                             (28,185)      (16,790)
                                              -----------   -----------
       Total Stockholders' Equity              16,548,710    16,077,258
                                              -----------   -----------
                                              $39,303,878   $40,861,519
                                              ===========   ===========


(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission in March, 1998.

See notes to consolidated condensed financial statements.

                    MEDICORE, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                              -------------------------
                                                 1998           1997
                                                 ----           ----
OPERATING ACTIVITIES
 Net income                                   $   211,417   $   266,363
 Adjustments to reconcile net income to
    net cash used in operating activities:
   Depreciation                                   338,598       176,502
   Amortization                                    37,123        17,670
   Bad debt expense (net recovery)                 30,459        38,390
   Provision for inventory obsolescence            79,271        20,881
   Gain on sale of securities                                   (49,493)
   Gain on subsidiary securities
      offering and warrants exercise                            (60,981)
   Minority interest                              162,965       129,929
   Deferred income taxes                                         24,151
   Increase (decrease) relating to
      operating activities from:
    Accounts receivable                          (863,429)   (1,090,087)
    Inventories                                   423,483      (590,609)
    Prepaid expenses and other
       current assets                              48,965        62,797
    Accounts payable                               82,534       190,183
    Accrued expenses and other
       current liabilities                         (6,144)     (233,113)
    Income taxes payable                       (1,570,500)     (479,259)
                                              -----------   -----------
          Net cash used in
            operating activities               (1,025,258)   (1,576,676)

INVESTING ACTIVITIES
 Redemption of minority interest
    in subsidiaries                              (385,375)
 Additions to property and
    equipment, net of minor disposals            (129,245)     (331,734)
 Proceeds from sale of securities                                49,493
 Deferred expenses and other assets              (112,392)       (2,626)
                                              -----------   -----------
          Net cash used in
            investing activities                 (627,012)     (284,867)

FINANCING ACTIVITIES
 Repurchase of stock                              (11,394)
 Proceeds from exercise of subsidiary
    public offering warrants                                    130,625
 Short-term line of credit borrowings               6,575
 Payments on long-term borrowings                (256,937)      (64,904)
 Deferred financing costs                             169         1,032
 Proceeds from exercise of stock options                            300
                                              -----------   -----------
          Net cash (used in) provided by
            financing activities                 (261,587)       67,053
Effect of exchange rate fluctuations
    on cash                                         5,834      (101,747)
                                              -----------   -----------
Decrease in cash and cash
    equivalents                                (1,908,023)   (1,896,237)
Cash and cash equivalents at beginning
    of year                                    11,099,418    10,795,298
                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                 $ 9,191,395   $ 8,899,061
                                              ===========   ===========


See notes to consolidated condensed financial statements.

                    MEDICORE, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            March 31, 1998
                             (Unaudited)


NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 66.0% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 62.9% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a sub-sidiary of Techdyne (Scotland), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                March 31,    December 31,
                                                  1998          1997
                                               ----------    ----------
     Electronic and mechanical
        components, net:
      Finished goods                           $   706,719   $   554,903
      Work in process                            1,534,819     1,772,724
      Raw materials and supplies                 5,580,140     5,997,682
                                               -----------   -----------
                                                 7,821,678     8,325,309
     Medical supplies                              373,089       358,130
                                               -----------   -----------
                                               $ 8,194,767   $ 8,683,439
                                               ===========   ===========

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share", which was adopted on December 31, 1997 requiring a change in the method previously used to compute earnings per share and restatement of all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect
of stock options and warrants.    Earnings per share under the diluted
computation required under FAS 128 includes stock options and warrants using the treasury stock method and average market price. No poten-tially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 1998 since they were anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                  1998          1997
                                                  ----          ----
     Net income, numerator-basic
       computation                             $   211,417   $   266,363
     Adjustment due to subsidiaries'
       dilutive securities                         (32,820)      (22,975)
                                               -----------   -----------
     Net income as adjusted,
       numerator-diluted computation           $   178,597   $   243,388
                                               ===========   ===========

     Weighted average shares,
       denominator-basic computation             5,852,048     5,456,940
     Effect of dilutive stock securities:
     Stock options                                               495,738
                                               -----------   -----------
     Weighted average shares as adjusted,
       denominator-diluted computation           5,852,048     5,952,678
                                               ===========   ===========

     Earnings per share:
     Basic                                         $.04          $.05
                                                   ====          ====
     Diluted                                       $.03          $.04
                                                   ====          ====

                    MEDICORE, INC. AND SUBSIDIARIES

                            March 31, 1998
                             (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income or stockholders' equity. Below is a detail of comprehensive income (loss) for the three months ended
March 31, 1998:

                                                Three Months Ended
                                                     March 31,
                                               -----------------------
                                                  1998         1997
                                                  ----         ----
     Net income                                $  211,417   $  266,363
     Other comprehensive income:
     Foreign currency translation
       adjustments                                 21,223       35,475
     Unrealized gain (loss) on marketable
       securities:
     Unrealized holding gain (loss) arising
       during period, net of tax                  226,821     (437,230)
     Less: reclassification adjustment,
       net of tax, for gain included in
       net income                                              (32,364)
                                               ----------   ----------
     Unrealized gain (loss) on marketable
       securities                                 226,821     (469,594)
                                               ----------   ----------
     Total other comprehensive income (loss)      248,044     (434,119)
                                               ----------   ----------
     Comprehensive income                      $  459,461   $ (167,756)
                                               ==========   ==========

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating seg-ments in annual financial statements with operating segments repre-senting components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements. Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented.

Reclassification

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 1998 and March 31, 1997 are unaudited and include, in the opinion of manage-ment of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1997.

                    MEDICORE, INC. AND SUBSIDIARIES

                            March 31, 1998
                             (Unaudited)


NOTE 3--Transactions With Viragen, Inc.

     The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991.

     The Company sold 10,000 shares of Viragen stock and recognized a gain of approximately $49,000 during the first quarter of 1997, with no such sales during the first quarter of 1998. The Company has recorded these securities at their fair value of approximately $624,000 at March 31, 1998 and $283,000 at December 31, 1997 with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market. The closing price of Viragen stock was $2.41 as of March 31, 1998 and $1.09 per share as of December 31, 1997.

NOTE 4--Long-Term Debt

     Techdyne's $1,600,000 line of credit had an outstanding balance of $1,000,000 at March 31, 1998 and December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime.
The new commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,425,000 at March 31, 1998 and $1,500,000 at December 31, 1997,
matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of prin-cipal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $655,000 at March 31, 1998 and $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $117,000 at March 31, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Company has unconditionally guaranteed the payment and per-formance by Techdyne of the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. The interest rate on this loan was 9% at March 31, 1998 and December 31, 1997. The balance outstanding on this loan was approxi-mately $555,000 at March 31, 1998 and $549,000 at December 31, 1997.
Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $883,000 at March 31, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of March 31, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.5% as of March 31, 1998 and December 31, 1997.

                    MEDICORE, INC. AND SUBSIDIARIES

                            March 31, 1998
                              (Unaudited)


NOTE 4--Long-Term Debt--(Continued)

     DCA has an equipment financing agreement providing financing for kidney dialysis machines for its facilities with interest at rates ranging from 8% to 12 % pursuant to various schedules extending through June 2002. The balance outstanding under this agreement amounted to approximately $283,000 at March 31, 1998 and $285,000 at December 31, 1997. Additional financing of $17,000 in March 1998 represents a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55 to 10.09%. The remaining prin-cipal balance under these financing obligations amounted to $334,000 at March 31, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April
2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $188,000 at March 31, 1998 and $198,000 at December 31, 1997 and is secured by equipment.

     Techdyne (Scotland) has a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at March 31, 1998 and at December 31, 1997. This line of credit operates as an overdraft facility and is secured by assets of Techdyne (Scotland) and is guar-anteed by Techdyne. No amounts were outstanding under this line of credit as of March 31, 1998 or December 31, 1997. Techdyne (Scotland) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $569,000 at March 31, 1998 and December 31, 1997.

     Interest payments on long-term debt amounted to $162,000 for the three months ended March 31, 1998 and $57,000 for the same period of the preceding year.

NOTE 5--Income Taxes

     Subsequent to its public offering completed on October 2, 1995, Techdyne began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis. Techdyne's new subsidiary, Lytton, will be included in Techdyne's consolidated federal tax return effective August 1, 1997 with remaining Techdyne net operating loss carryforwards able to be utilized to offset income taxable for federal tax return purposes generated by Lytton. Subsequent to its public offering in April 1996, DCA began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized gain on marketable securities for sale is net of deferred taxes of approximately $246,000.

     The Company had a domestic income tax benefit of approximately $24,000 for the three months ended March 31, 1998 and a domestic income tax expense of $32,000 for the same period of the preceding year, with the prior year amount including deferred taxes of approximately $23,000 on a gain on Techdyne warrant exercises.

     Techdyne (Scotland) had an income tax benefit of approximately $5,000 for the three months ended March 31, 1998 and $57,000 for the same period of the preceding year.

     Income tax payments were $1,578,000 for the three months ended March 31, 1998 and $406,000 for the same period of the preceding year.

                    MEDICORE, INC. AND SUBSIDIARIES

                          March 31, 1998
                            (Unaudited)


NOTE 6--Stock Options

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options are exercisable at $2.38 per share, through April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. There are 841,000 options outstanding under the 1989 Plan.

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's board of directors granted 227,500 options of which there are 171,600 out-standing as of March 31, 1998, to certain of its officers, directors, and employees. These options are exercisable at $1 per share through May 24, 1999.

     On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share through February 26, 2000. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the Board granted 375,000 options exercisable through June 22, 2002 at $3.25 per share.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees of which there are 19,000 outstanding as of March 31, 1998. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

     In August 1996, DCA's board of directors granted 15,000 options to its medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at March 31, 1998. These options are exercisable for a period of three years through August 18, 1999 at $4.75 per share.

NOTE 7--Commitments And Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of March 31, 1998.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretional profit sharing and matching expense for the three months ended March 31, 1998 amounted to approxi-mately $10,000.

     Lytton has a deferred compensation agreement with its President dated August 1, 1997 in the amount of $200,140. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the three months ended March 31, 1998 a total of $33,357 was paid under this agreement leaving a balance of approximately

                    MEDICORE, INC. AND SUBSIDIARIES

                           March 31, 1998
                            (Unaudited)


NOTE 7--Commitments And Contingencies--(Continued)

$133,000. Lytton leases its operating facilities from an entity owned by the president of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year to be adjusted in subsequent years for the Consumer Price Index.

NOTE 8--Subsidiary Stock Offerings

     During the first quarter of 1997, approximately 28,000 Techdyne warrants were exercised providing net proceeds of approximately $131,000 after underwriter commissions on warrant exercises. In accor-dance with its accounting policy of income statement recognition for sales of stock by subsidiaries, which includes exercises of warrants issued in subsidiary stock offerings, the Company recognized a gain of approximately $61,000 with applicable income taxes of approximately $23,000, which resulted in a net gain of approximately $38,000 during the first quarter of 1997.

NOTE 9--Acquisition

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products.
The purchase price included $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock which has been registered for the seller. Techdyne has guaranteed that the seller will realize a minimum of $2,000,000 from the sale of these shares of common stock. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 will be amortized over 25 years. Further, additional contingent con-sideration may be due if Lytton achieves pre-defined earnings and sales levels. As the contingencies are resolved, if additional consid-eration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the Company's statement of income since August 1, 1997.

     The following pro forma consolidated condensed financial infor-mation reflects the Lytton acquisition as if it had occurred on January 1, 1997. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1997 and may not be indicative of operating results for any future periods.

                  SUMMARY PRO FORMA INFORMATION


                                            Three Months Ended
                                              March 31,1997
                                              -------------

     Total revenues                            $12,622,000
                                               ===========

     Net income                                $   345,000
                                               ===========

     Earnings per share:
       Basic                                       $.06
                                                   ====
       Diluted                                     $.05
                                                   ====

                    MEDICORE, INC. AND SUBSIDIARIES

                           March 31, 1998
                            (Unaudited)


NOTE 10--Sale of Subsidiaries' Assets

     On October 31, 1997, DCA concluded a sale ("Sale") of its Florida operations pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 cash and $480,000 of the purchaser's common stock which the purchaser agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser agreed to make up any difference by which the sales proceeds are less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guar-anteed value and the market value being reflected as a receivable from the purchaser. In February 1998, DCA acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares are carried at their market value of approximately $264,000 at March 31, 1998 with the unrealized gain, net of income tax effect, included in stockholders' equity in other comprehensive income.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of income information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and DCA to the business operations sold and which were included in the actual result of opera-tions of these businesses. Such expenses amounted to approximately $35,000 for the three months March 31, 1997. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

     The summary pro forma information, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's operating results for any future periods.

                    SUMMARY PRO FORMA INFORMATION

                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                   1998          1997
                                                   ----          ----
     Total revenue                             $13,137,000   $ 7,519,000
                                               ===========   ===========

     Net income                                $   152,000   $   191,000
                                               ===========   ===========

      Earnings per share:
        Basic                                      $.03          $.04
                                                   ====          ====
        Diluted                                    $.02          $.03
                                                   ====          ====

NOTE 11--Repurchase of Common Stock

      In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The reacquired shares may be used to fund stock option obligations. As of March 31, 1998, the Company had repurchased 13,700 shares of common stock at a cost of approximately $28,000 which is reflected as treasury stock.

Item 2.  Management's Discussion and Analysis of Financial Condition
------   -----------------------------------------------------------
         and Results of Operations
         -------------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors re-garding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the elec-tronics industry in which its 63% owned public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its 66% owned public subsidiary, DCA, is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, in-cluding general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Secur-ities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Forms S-3 (effective November 11, 1996 and November 4, 1997, respectively), and DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing opera-tions continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reduc-tions in sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's results of operations.

     The industry segments served by Techdyne and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations.

     Although management believes that Techdyne's operations utilize the assembly and testing technologies and equipment currently required by Techdyne's customers, there can be no assurance that Techdyne's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render its technology, equipment or processes obsolete or noncom-petitive. In addition, new assembly and testing technologies and equipment required to remain competitive are likely to require significant capital investment.

     Techdyne has been expanding its geographic and customer base and management intends to continue to expand within the United States by continuing to establish new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses compli-mentary to Techdyne's operations. The Company will be competing with much larger electronic manufacturing entities for such expansion oppor-tunities. Further, any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's financial results. Such transac-tions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on Techdyne's and the Company's business and financial results.

     Quality control is also essential to Techdyne's operations, since customers demand strict compliance with design and product specifications. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its and the Company's revenues and profitability.

     With respect to the Company's dialysis operations engaged in through DCA, essential to the Company's profitability is Medicare reimbursement which is at a fixed rate determined by HCFA. The level of DCA's, and therefore, the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Addi-tionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropri-ate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facil-ities in areas targeted by the Company. DCA opened a new center in Carlisle, Pennsylvania in July, 1997. Its fourth center in Manahawkin, New Jersey is presently under construction. Two additional centers, one in Pennsylvania and one in New Jersey are in the planning and archi-tectural stage. Several agreements for acute inpatient services are under review but there is no assurance that any of these agreements will be completed. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ulti-mately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

"Year 2000" Impact

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management of the Company and its subsidiaries and is being addressed.

     The singular area impacting DCA is in its electronic billing and maintenance of receivables. Management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider with respect to its billing and maintenance of receivables. The software provider is proceeding to deal with modifying the soft-ware used by DCA to alleviate any interruptions in electronic billing and to have the new software system available during fiscal 1998. The Company believes the conversion of DCA's internal software program will be completed in a timely manner. The Company does not presently have an estimate of the cost of the new software modifications, but does not anticipate any significant expenses to be incurred. As more information is made available to the Company as to the costs to obtain a modified software program for DCA, it will provide that disclosure.

     In 1997, Techdyne commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into all of its facilities. The software program is also anticipated to be installed into Lytton's and Techdyne (Scotland)'s operations sometime in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system. It is anticipated that the Visual Manufacturing software will be fully integrated by 1999. This system is anticipated to resolve the "year 2000" issue for Techdyne because the software is already year 2000 compliant.

     In addition to addressing each subsidiaries' own internal soft-ware systems, the Company is communicating with its payors, suppliers, customers and other key third parties with whom it deals to determine the extent of their year 2000 problem and what actions they are taking to assess and address that issue. To the extent such third parties are materially adversely affected by the year 2000 issue and if it is not timely corrected, the Company's relationship with such parties and its operations could be adversely affected. No assurance can be given that the modifications of the Company's software systems or those of its key suppliers and payors will be successful and that any such year 2000 compliance failures will not have a material adverse effect on the Company's business or results of operations.

Results of Operations

     Consolidated revenues increased by approximately $5,179,000 (65%) for the three months ended March 31, 1998 compared to the same period of the preceding year. Sales revenues increased by $5,262,000 (68%) compared to the preceding year.

     Techdyne sales increased approximately $5,529,000 (87%) for the three months ended March 31, 1998 compared to the same period of the preceding year. The increase was largely attributable to the inclusion of sales of Lytton of $4,527,000. There was an increase in domestic sales of $5,149,000 (104%), including the Lytton sales, and an increase in European sales of $380,000 (27%) compared to the same period of the preceding year.

     Approximately 43% of Techdyne's consolidated sales and 39% of the Company's consolidated sales for the three months ended March 31, 1998 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include Motorola which accounted for 13% and 12% and PMI Food Equipment Group for 12% and 11%, respectively. PMI Food Equipment Group is Lytton's major customer and represented 32% of Lytton's sales for the three months ended March 31, 1998. Significant reductions in sales to any of Techdyne's major cus-tomers would have a material effect on the Company's results of opera-tion if such sales were not replaced.

     Revenues of Techdyne's Scottish-based subsidiary Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 27% and 55% of the sales of Techdyne (Scotland) for the three months ended March 31, 1998 and March 31, 1997, respectively. The bidding for Compaq orders has become more competitive which has resulted in substantially reduced Compaq sales and lower profit margins on re-maining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers and is also continuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assur-ance as to the success of such efforts.

     Medical product sales revenues decreased by approximately $53,000 (12%) for the three months ended March 31, 1998 compared to the same period of the preceding year due to decreased sales of the principal product of this division.

     Medical services revenues, representing the revenues of the Company's dialysis division, DCA, decreased approximately $216,000 (21%) for the three months ended March 31, 1998 compared to the same period of the preceding year. This decrease reflected lost revenues of approximately $493,000 resulting from the sale of the Company's Florida dialysis opera-tions on October 31, 1997, which were offset to some degree by approxi-mately $221,000 in medical services revenues from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. Although the operations of the new Carlisle center have resulted in additional revenues, it is in the developmental stage and, accordingly, its operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales amounted to 84% for the three months ended March 31, 1998 compared to 79% for the same period of the preceding year reflecting increases for Techdyne, the medical products division and the medical services division.

     Cost of goods sold for Techdyne as a percentage of sales amounted to 86% for the three months ended March 31, 1998 compared to 84% for the same period of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base including changes due to Lytton.

     Cost of goods sold by the medical products division increased to 67% for three months ended March 31, 1998 compared to 60% for the same period of the preceding year as a result on a change in product mix due to decreased sales of the principal product of this division.

     Cost of medical services sales increased to 72% for the three months ended March 31, 1998 compared to 61% for the same period of the preceding year reflecting increases in healthcare salaries and supply costs as a percentage of sales and including the operations of the Company's new Carlisle, Pennsylvania center which is still in its developmental stage.

     Selling, general and administrative expenses increased $346,000 for the three months ended March 31, 1998 compared to the preceding year. This increase reflected the selling, general and administrative expenses of Lytton, a new dialysis center in Carlisle, Pennsylvania and increased DCA support functions, which were offset by the decline in expenses resulting from DCA's sale of its Florida dialysis opera-tions on October 31, 1997.

     Interest expense increased by approximately $95,000 for the three months ended March 31, 1998 compared to the same period of the preceding year. This increase included interest of $53,000 associated with Techdyne's financing of the Lytton acquisition and interest from Lytton's financing and debt agreements of $43,000.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 8.5% at March 31, 1998 and December 31, 1997.

Liquidity and Capital Resources

      Working capital totaled $18,578,000 at March 31, 1998, which reflected a decrease of $279,000 (1%) during the three months ended March 31, 1998. Included in the changes in components of working capital was a decrease of $1,908,000 in cash and cash equivalents, which included net cash used in operating activities of $1,025,000 (including a decrease in income taxes payable of $1,571,000 largely from tax payments on the gain on the Florida dialysis operations sale), net cash used in investing activities of $627,000 (including funds used for redemption of minority interest of dialysis subsidiaries of $385,000, additions to property, plant and equipment of $129,000 and an increase in other assets of $112,000 resulting from development of a new Manahawkin, New Jersey dialysis center), and net cash used in financing activities of $262,000 (including payments on long-term debt of $ 257,000).

     Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.6% which had an outstanding balance of $1,425,000 at March 31, 1998 and $1,500,000 at December 31, 1997 and a $1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding at March 31, 1998 and December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

     Techdyne had obtained two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $655,000 at March 31, 1998 and $663,000 at December 31, 1997, is secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of 117,000 at March 31, 1998 and $127,000 at December 31, 1997 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and subordinated the intercompany indebtedness due from Techdyne, provided that Techdyne may make payments to the Company on this subor-dinated debt from additional equity that is injected into Techdyne and from earnings. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) has a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at March 31, 1998 and December 31, 1997 that is secured by assets of Techdyne (Scotland) and guaranteed by the Company. This line of credit operates as an overdraft facility. No amounts were outstanding under this line of credit as of March 31, 1998 or December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $569,000 at March 31, 1998 and December 31, 1997, based on exchange rates in effect at each of these dates. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

     On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisition. Techdyne has guaranteed $2,000,000 minimum proceeds ($2,400,000 if certain earnings objectives are met over a specified twelve month period) to the seller with respect to these shares. The Stock Purchase Agreement also provides for in-centive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. Based upon the closing price of Techdyne's common stock on March 31, 1998 of $4.31 the shares issued in the Lytton acquisi-tion had a fair value of $1,293,000 which could result in additional consideration of approximately $707,000 payable in either in cash or in approximately 164,000 shares of Techdyne's stock. If the earnings objective is met, an additional $400,000 would be payable in cash or approximately 93,000 shares of common stock based on the March 31, 1998 closing stock price. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. See Notes 4 and 9 to "Notes to Consoli-dated Condensed Financial Statements".

     During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $414,000 and $432,000 at March 31, 1998 and December 31, 1997, respectively. The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $283,000 and $285,000 at March 31, 1998 and December 31, 1997, respectively, which included additional financing of approxi-mately $17,000 in the first quarter of 1998. See Note 4 to "Notes to Consolidated Condensed Financial Statements".

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from its security offering and sale of its Florida dialysis operations will be adequate to finance expansion or that sufficient outside financing would be available to fund expansion.
See Note 10 to "Notes to Consolidated Condensed Financial Statements".

     DCA has entered into agreements with several medical directors, and intends to establish two dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that a New Jersey facility, currently under construction, will be operational in the third quarter of 1998.
A lease was recently negotiated for a new center in Pennsylvania and lease negotiations are currently underway for a new facility in New Jersey.

     In February 1998, DCA redeemed the 20% minority interest in two of its subsidiaries whose assets were included in the Florida dialysis operations sale for a total consideration of $625,000, including $385,000 cash and one-half of the purchaser's securities valued at $240,000 with the total value of $480,000 for securities received having been guaranteed by the purchaser. See Note 10 to "Notes to Consolidated Condensed Financial Statements".

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

Inflation

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses incurred in the electronic and electro-mechanical products division by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. In the Company's medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases, supply costs or nursing and other patient care costs.

                    PART II -- OTHER INFORMATION
                    ----------------------------


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

               None

     (b)  Reports on Form 8-K

          A Form 8-K Current Report was filed on January 20, 1998, Item 5, "Other Events" relating to Techdyne, Inc., the Company's subsidiary, refinancing its revolving line of credit and obtaining a term loan. There were no financial statements filed.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MEDICORE, INC.

                                    /s/ DANIEL R. OUZTS
                                 By:----------------------------------
                                    DANIEL R. OUZTS, Vice President/
                                    Finance, Controller and Principal
                                    Accounting Officer


Dated May 13, 1998

                              EXHIBIT INDEX


Exhibit
  No.
-------


Part I  Exhibits

        (27) Financial Data Schedule (for SEC use only)