Form 10-K/A
period 1997-12-31
MEDICORE INC
filed 1998-05-18
CIK 8643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A#1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE  ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                            -----------------

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

                               MEDICORE, INC.

                   Index to Annual Report on Form 10-K
                      Year Ended December 31, 1997
                                                                     Page
                                                                     ----

                                 PART I

Item 1.  Business...................................................   1

Item 2.  Properties.................................................  17

Item 3.  Legal Proceedings..........................................  19

Item 4.  Submission of Matters to a Vote
         of Security Holders........................................  19

                                PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters............................  19

Item 6.  Selected Financial Data....................................  20

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............  21

Item 8.  Financial Statements and Supplementary Data................  30

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.....................  31

                                 PART III

Item 10. Directors and Executive Officers
         of the Registrant..........................................  31

Item 11. Executive Compensation.....................................  32

Item 12. Security Ownership of Certain
         Beneficial Owners and Management...........................  32

Item 13. Certain Relationships and Related Transactions.............  32

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K........................................  33

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

Financial Information Relating to Industry Segments

                                           Year Ended December 31,
                                 -----------------------------------------
                                     1997           1996           1995
                                     ----           ----           ----
Revenues
Electro-mechanical(1)            $33,168,780    $24,434,180    $30,424,358
Medical products(2)                1,708,488      2,012,498      1,702,042
Medical services                   9,220,435      4,136,970      2,469,372
Earned at corporate level            329,404      4,517,673      2,413,790
Elimination of intersegment
  revenues:
   Parent company real estate
    rental charges to electro-
    mechanical manufacturing         (93,640)      (103,450)      (130,000)
   Electro-mechanical
    manufacturing sales to
    medical services                (213,985)      (278,465)      (219,482)
                                 -----------    -----------    -----------
Total Revenues                   $44,119,482    $34,719,406    $36,660,080
                                 ===========    ===========    ===========

                                          Year Ended December 31,
                                 ----------------------------------------
                                     1997           1996          1995
                                     ----           ----          ----

Operating Profit (Loss)(3)

Electro-mechanical(1)            $ 1,317,869    $ 1,282,190   $ 2,218,269
Medical products(2)                    6,485       (637,360)       34,789
Medical services                   4,352,812         75,706      (322,156)
                                 -----------    -----------   -----------
  Total Operating Profit           5,677,166        720,536     1,930,902
Earned at corporate level            329,404      4,517,673     2,413,790
General corporate expenses           701,557        977,691       505,169
Interest expense                     393,515        217,615       246,393
                                 -----------    -----------   -----------
Income before income taxes,
 and minority interest           $ 4,911,498    $ 4,042,903   $ 3,593,130
                                  ==========     ==========    ==========
Identifiable Assets(4)

Electro-mechanical(1)            $24,625,147    $13,224,196   $12,879,101
Medical products(2)                  580,125        985,210       780,343
Medical services                  11,637,765      7,552,289     3,971,867
                                 -----------    -----------   -----------
                                  36,843,037     21,761,695    17,631,311
Corporate assets                   4,018,482      5,323,157     3,615,843
                                 -----------    -----------   -----------
Total Assets                     $40,861,519    $27,084,852   $21,247,154
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

     Custom-designed products primarily include conventional and molded cables and wire harnesses, and complex printed circuit boards ("PCBs") and electro-mechanical assemblies. Techdyne also manufactures complete finished assemblies as well as conducts contract manufacturing for other companies. Techdyne also provides manufac-turing and test engineering services and materials management for its customers' high tech and rapidly changing products. Manufacturing is accomplished, if applicable, in accordance with Underwriters Labora-tories specifications and the Canadian Standards Association require-ments. Techdyne has an ISO 9002 quality assurance designation for its Hialeah, Florida and Houston and Austin, Texas facilities, which similar quality assurance designation is held by its European subsidiary Techdyne (Scotland). See "Quality Control" below.

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

     DCA has commenced construction of a Manahawkin, New Jersey dialysis facility licensed for 12 stations, and will soon commence construction of another dialysis facility in Toms River, New Jersey and one in Chambers-burg, Pennsylvania. Other new dialysis facilities are anticipated, presently through construction and development of new dialysis centers as opposed to acquisition.

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

                                              Fiscal Year
                            ----------------------------------------------
                            1997         1996         1995           1994    1993
                            ----         ----         ----           ----    ----
Outpatients at year end         96          129          108            60    72
Outpatient treatments       15,300(1)(2) 18,364(1)(2) 10,903(1)(2)   9,500 9,800
Acute inpatient treatments   1,800        1,387          843           419   748


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

     Since DCA sold four of its dialysis centers in 1989, it has incurred operational losses. Although DCA has reflected income over the years, this was due to interest income, including interest on funds received through advances to the Company. In December, 1995 a new DCA subsidiary, Renal Services of Pa., Inc. was established to implement DCA's growth strategy to obtain new inpatient dialysis services at hospitals and to assist in establishing or acquiring outpatient dialysis centers. A new dialysis center in Carlisle, PA was developed and became operational in the third quarter of 1997 and construction has begun for a new dialysis facility in Manahawkin, New Jersey, with plans to initiate another new outpatient facility in Toms River, New Jersey and Chambersburg, Pennsylvania. In October, 1997 DCA sold its Florida operations for $5,065,000 of which $4,585,000 was in cash and the balance in the purchaser's common stock. DCA plans to use these proceeds for further expansion.

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

     The properties are subject to mortgages from a Maryland banking institution. As of December 31, 1997, the remaining principal amount of the mortgages aggregated approximately $430,000. Each mortgage extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and DCA's personal property at those locations. The bank also has a lien on rents due to DCA and security deposits from leases of the properties. Written approval of the bank is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

             Consolidated Statements of Operations Data
              (in thousands except per share amounts)

                               Years Ended December 31
                  ---------------------------------------------------
                  1997(1)    1996(2)      1995       1994       1993
                  -------    -------      ----       ----       ----
Revenues          $44,119    $34,719    $36,660    $24,552    $18,958
Net income          2,241      2,417      2,251        864         18
Income per
  common share:
   Basic            $.39       $.44       $.41       $.17       $--
   Diluted          $.36       $.39       $.37       $.16       $--

                       Consolidated Balance Sheet Data
                              (in thousands)

                                       December 31
                  ---------------------------------------------------
                  1997(1)    1996(2)      1995       1994       1993
                  -------    -------      ----       ----       ----
Working capital   $18,857    $13,844    $ 7,034    $ 4,871    $ 2,497
Total assets       40,862     27,085     21,247     15,955     11,322
Long-term debt      5,240      1,677        964      1,667        918
Stockholders'
  equity(3)        16,077     13,021      9,754      8,027      5,881

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

     Techdyne's, and in turn, the Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the over-head efficiencies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have gen-erally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

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

     Selling, general and administrative expenses increased $404,000 for 1997 compared to the preceding year. This increase reflected the selling, general and administrative expenses of Lytton commencing August 1, 1997 ($730,000) after Lytton was acquired by Techdyne on July 31, 1997, as well as substantially increased operations of Techdyne's Round Rock, Texas and Massachusetts facilities. The increase also reflected DCA's opening of a new Pennsylvania dialysis center in Carlisle and its expansion of the facility in Lemoyne, Pennsylvania, which was offset by the decline in costs resulting from DCA's sale of its Florida dialysis operations on October 31, 1997 and the shutdown of All American
($652,000 including shutdown costs of approximately $305,000). Included in 1997 was stock compensation expense that occurred during the fourth quarter of 1997 in the amount of $322,000 in conjunction with forgive-ness of notes from option exercises of DCA common stock compared to a similar expense of $344,000 in the preceding year.

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

     The Company recorded a domestic tax credit of approximately $700,000 in the fourth quarter of 1997 largely from adjustment of its valuation allowance which offset taxes of approximately $1,700,000 of DCA which re-sulted from the sale of its Florida dialysis operations.

     The bulk of the Company's outstanding borrowings are related to real property and tied to the prime interest rate. The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995, respectively.

Liquidity and Capital Resources

     Working capital totaled $18,857,000 at December 31, 1997, which reflected an increase of $5,013,000 (36%) during 1997. This increase includes working capital of Lytton that totaled $1,874,000 at December 31, 1997, a deferred tax asset of $1,295,000 including valuation allowance adjustments and an increase in income taxes payable of approximately $1,000,000 largely due to the sale of DCA's Florida dialysis operations and changes in other components of working capital resulting from increased sales levels.

     Included in the changes in components of working capital was an increase of $304,000 in cash and cash equivalents, which included net cash used in operating activities of $3,024,000, net cash provided by investing activities of $363,000 including proceeds from sale of subsidiaries' assets ($4,584,000), net cash expended in the Lytton acquisition ($2,166,000) and additions to property plant and equipment ($2,135,000), and net cash provided by financing activities of $3,084,000 (including net proceeds from exercise of stock options and warrants ($696,000), borrowings to fund the Lytton acquisition ($2,500,000), Lytton line of credit borrowings ($549,000), payment on long-term debt ($430,000) and repurchase of the Company's and a subsidiary's common stock ($223,000).

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

     The $2,500,000 line of credit was replaced effective December 29, 1997 with a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60% and a $1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding at December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. Techdyne entered the swap agreement to obtain an acceptable fixed interest rate and has no intent of prepaying the related debt. Accordingly, Techdyne does not consider that it has any risk of significant loss under the agreement although early termina-tion of the swap agreement could either result in a gain or loss based on the movement in interest rates in relation to the Company's fixed rate. See Note 2 to "Notes to Consolidated Financial Statements".

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

     In 1996, DCA was in default of certain covenants relating to mortgages with a combined balance of $504,000 at December 31, 1996. The covenants principally related to net worth and debt service ratio requirements for which the lender has waived compliance through December 31, 1997. DCA is in compliance with these covenants at Decem-ber 31, 1997.

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

     Thomas K. Langbein was appointed as Chairman of the Board of Directors, Chief Executive Officer and President in 1980. Mr. Langbein is an officer and director of most of the Company's subsidiaries and was appointed President and Chief Executive Officer of Techdyne in April, 1990. Barry Pardon succeeded to the Presidency of Techdyne in November, 1991 at which time Mr. Langbein reassumed the position of Chairman of the Board. He has been a director of Techdyne since it was acquired by the Company in 1982.
He is also a director of Techdyne's subsidiary, Lytton, and of Techdyne's foreign subsidiary, Techdyne (Scotland). Mr. Langbein is Chairman of the Board and Chief Executive Officer of DCA. Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc. ("Todd") a broker-dealer registered with the Commission and a member of the National Association of Securities Dealers, Inc. Mr. Langbein devotes most of his time to the affairs of the Company, Techdyne and DCA. See "Executive Compensation" and "Certain Relationships and Related Transactions" of the Company's

                                SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDICORE, INC.

                                  By/s/ THOMAS K. LANGBEIN
                                    --------------------------------
                                    THOMAS K. LANGBEIN, Chairman
                                    of the Board of Directors, Chief
                                    Executive Officer and President

May 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                        Date
----                              -----                        ----

                         Chairman of the Board
/s/ THOMAS K. LANGBEIN   of Directors, Chief Executive
-----------------------  Officer and President              May 18, 1998
    Thomas K. Langbein

/s/ SEYMOUR FRIEND       Vice President and Director        May 18, 1998
-----------------------
    Seymour Friend

                         Vice-President, Principal
/s/ DANIEL R. OUZTS      Financial Officer and
-----------------------  Controller                         May 18, 1998
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN   Director                           May 18, 1998
-----------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE   Director                           May 18, 1998
-----------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN    Director                           May 18, 1998
-----------------------
    Robert P. Magrann

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

                                      Ernst & Young LLP
March 25, 1998
Miami, Florida

                         MEDICORE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,    December 31,
                                                    1997            1996
                                                ------------    ------------
                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $11,099,418    $10,795,298
  Marketable securities                              726,538      1,405,579
  Accounts receivable, less allowances of
    $231,000 in 1997 and $385,000 in 1996          6,298,089      3,711,600
  Inventories, less allowance for
    obsolescence of $238,000 in 1997
    and $169,000 in 1996                           8,683,439      3,637,556
  Prepaid expenses and other current assets          862,613        589,502
  Deferred tax asset                               1,294,535            ---
                                                 -----------    -----------
                  Total Current Assets            28,964,632     20,139,535

PROPERTY AND EQUIPMENT
  Land and improvements                            1,017,255      1,024,455
  Building and building improvements               3,066,889      2,986,126
  Equipment and furniture                          9,129,583      6,364,188
  Leasehold improvements                             715,316        392,607
                                                 -----------    -----------
                                                  13,929,043     10,767,376
  Less accumulated depreciation and
    amortization                                   5,024,016      4,728,167
                                                 -----------    -----------
                                                   8,905,027      6,039,209
DEFERRED EXPENSES AND OTHER ASSETS                   141,844        204,361

COSTS IN EXCESS OF NET TANGIBLE
  ASSETS ACQUIRED, less accumulated
  amortization of $438,000 in 1997
  and $356,000 in 1996                             2,850,016        701,747
                                                 -----------    -----------
                                                 $40,861,519    $27,084,852
                                                 ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings                     $   548,698    $       ---
  Accounts payable                                 4,384,430      2,726,817
  Accrued expenses and other
    current liabilities                            2,342,197      1,412,623
  Current portion of long-term debt                1,073,924        832,851
  Income taxes payable                             1,758,723        788,976
  Deferred income taxes                                  ---        534,120
                                                 -----------    -----------
                  Total Current Liabilities       10,107,972      6,295,387

LONG-TERM DEBT                                     5,240,034      1,677,367

DEFERRED INCOME TAXES                              2,592,843      2,155,603

MINORITY INTEREST IN SUBSIDIARIES                  6,843,412      3,935,037

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

                         MEDICORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                   ---------------------------------------------
                                                                                      1997                1996           1995
                                                                                   -----------         ----------     ----------
       OPERATING ACTIVITIES
         Net income                                                                $2,240,971          $2,417,269     $2,251,271
         Adjustments to reconcile net income
            to net cash (used in) provided by operating activities:
            Gain of sale of subsidiaries' assets                                   (4,430,663)                ---            ---
            Depreciation                                                            1,019,253             657,640        542,702
            Amortization                                                              106,126              79,329         69,980
            Bad debt expense (net recovery)                                            42,276             275,408        136,221
            Gain on Viragen note collection                                               ---            (227,703)           ---
            Provision for inventory obsolescence                                      153,011              91,913        294,860
            Stock compensation expense                                                322,125               5,560            ---
            Gain on sale of securities                                                (49,493)         (2,583,500)      (182,671)
            Minority interest                                                       1,717,527             274,888         46,233
            Forgiveness of option notes and accrued interest                              ---             344,871            ---
            Deferred income taxes                                                    (493,000)             581,266        777,680
            Gain on subsidiary stock offering and warrants exercise                   (89,899)         (1,521,127)    (2,002,277)
            Increase (decrease) relating to operating activities from:
              Accounts receivable                                                  (1,735,304)            (63,409)      (474,008)
              Inventories                                                          (2,615,706)            320,742     (1,276,376)
              Prepaid expenses and other current assets                              (237,547)            160,999       (373,819)
              Accounts payable                                                        374,871            (867,608)     1,246,694
              Accrued expenses and other current liabilities                         (101,702)           (249,504)       510,124
              Income taxes payable                                                    753,219             279,708        210,398
                                                                                  -----------         -----------     ----------
                     Net cash (used in) provided by operating activities           (3,023,935)            (23,258)     1,777,012

       INVESTING ACTIVITIES
         Proceeds from sale of subsidiaries' assets                                 4,583,662                 ---            ---
         Acquisition of subsidiary                                                 (2,166,010)                ---            ---
         Additions to property and equipment, net of minor disposals               (2,135,213)           (797,968)    (1,283,597)
         Payments received on note receivable from Viragen, Inc.                          ---             373,948         21,470
         Proceeds from sale of securities                                              49,493           2,583,500        217,717
         Deferred expenses and other assets                                            30,801              98,041       (149,417)
         Purchase portion of minority interest in subsidiary                              ---                 ---        (15,250)
                                                                                  -----------         -----------     ----------
                       Net cash provided by (used in) investing activities            362,733           2,257,521     (1,209,077)

       FINANCING ACTIVITIES
         Borrowings to finance subsidiary acquisition                               2,500,000                 ---            ---
         Short-term line of credit borrowings                                         548,698                 ---            ---
         Net proceeds from subsidiary stock offering                                      ---           3,445,158      3,320,784
         Proceeds from long-term borrowings                                               ---             181,476            ---
         Payments on long-term borrowings                                            (430,976)           (270,945)      (433,673)
         Proceeds from exercise of stock options and warrants                         695,953              59,700            400
         Subsidiary repurchase of stock                                              (206,250)                ---            ---
         Repurchase of stock                                                          (16,790)                ---            ---
         Dividend payments to minority shareholders                                    (3,966)             (7,467)       (28,842)
         Deferred financing costs                                                      (2,657)            (14,438)       (11,944)
                                                                                  -----------         -----------     ----------
                     Net cash provided by (used in) financing activities            3,084,012           3,393,484      2,846,725

       Effect of exchange rate fluctuations on cash                                  (118,690)            142,085        (20,684)
                                                                                  -----------         -----------     ----------
       Increase in cash and cash equivalents                                          304,120           5,769,832      3,393,976
       Cash and cash equivalents at beginning of year                              10,795,298           5,025,466      1,631,490
                                                                                  -----------         -----------     ----------
       Cash and cash equivalents at end of year                                   $11,099,418         $10,795,298     $5,025,466
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

                                December 31, 1997

NOTE 3--LONG-TERM DEBT--Continued

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

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 3--LONG-TERM DEBT--Continued

                                                                                         December 31,
                                                                                   ------------------------
                                                                                      1997           1996
                                                                                   ---------       --------

         Mortgage note secured by land with a net book value of $107,000 at December 31, 1996.  Monthly principal payments of $1,083 plus interest at 1.50% and 2% as of December 31, 1997 and
            1996, respectively, over the prime rate.  The entire unpaid
            principal balance and accrued interest is due May 1, 2003.                69,295         82,334

         Installment loan requiring monthly payments of $16,667 plus interest at 9%.  The loan is secured by all business assets of
            Lytton with a carrying value of approximately $7,041,000.
            Monthly payments of principal and interest as described above.           933,333

         Equipment loan requiring monthly payments of $4,298 including interest at 5.5% and maturing in April 2002.  The loan is secured by equipment of Lytton with a carrying value of approximately
            $614,000 at December 31, 1997.                                           198,445

         Equipment financing obligations requiring combined monthly payments of
            $19,647 as of December 31, 1997 as described below, including interest at rates ranging from 8.55% to 10.09% and secured by the related assets of Lytton with a carrying value of approximately
            $532,000 at December 31, 1997.                                           390,033

         Other                                                                         2,607         27,426
                                                                                  ----------     ----------
                                                                                   6,313,958      2,510,218
         Less current portion                                                      1,073,924        832,851
                                                                                  ----------     ----------
                                                                                  $5,240,034     $1,677,367
                                                                                  ==========     ==========

     The prime rate was 8.50% as of December 31, 1997 and 8.25% as of December 31, 1996.

     The Company re-paid a mortgage in February 1996 through Techdyne's bank loan refinancing. This represents noncash financing activity which is a supplemental disclosure required by FAS 95.

     The DCA equipment financing agreement provides financing for kidney dialysis machines for DCA's facilities in Pennsylvania and was amended in 1996 to include equipment for DCA's Florida facility. The initial principal balance was approximately $195,000. Additional financing totaled approxi-mately $124,000 in 1996 and $190,000 in 1997. In conjunction with DCA's sale of its Florida dialysis operations on October 31, 1997, the purchaser assumed approximately $112,000 of these financing obligations . The balance outstanding under this agreement amounted to approximately $285,000 at December 31, 1997 and $272,000 at December 31, 1996. Payments under the agreement are pursuant to various schedules extending through July 2002. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95.

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
                            ==========      ==========     ==========

     Significant components of the provision (benefit) for income taxes are as follows:

                                       Year Ended December 31,
                             --------------------------------------------
                                1997            1996              1995
                             ----------      ---------         ---------
     Current:
       Federal               $1,306,000     $  440,000        $   24,660
       Foreign                  (96,000)       259,270           493,286
       State                    236,000         70,000               ---
                             ----------     ----------        ----------
                             $1,446,000        769,270           517,946
     Deferred:
      Federal                  (493,000)       578,000           761,000
      Foreign                       ---          3,476            16,680
                             ----------     ----------        ----------
                               (493,000)       581,476           777,680
                             ----------     ----------        ----------
                             $  953,000     $1,350,746        $1,295,626
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

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

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

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 11-ACQUISTION--Continued

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

     The net purchase price was allocated as follows:

          Working capital, other than cash                $  1,398,588
          Property, plant and equipment                      1,959,751
          Other assets                                           3,000
          Goodwill                                           2,230,103
          Other liabilities                                 (1,335,432)
                                                          -------------
                                                          $  4,256,010
                                                          ============
          Net cash portion of purchase price,
             including costs                              $  2,166,010
          Estimated costs of acquisition                        90,000
          Common stock issued                                2,000,000
                                                          ------------
                                                          $  4,256,010
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

                         MEDICORE, INC. AND SUBSIDIARIES

                                December 31, 1997

NOTE 12--SALE OF SUBSIDIARIES' ASSETS--Continued

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