Form 10-Q
period 1998-06-30
MEDICORE INC
filed 1998-08-11
CIK 8643

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-6906
                       ------

                             MEDICORE, INC.
         --------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Florida                                   59-0941551
---------------------------------------------       --------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                     Identification No.)

2337 West 76th Street, Hialeah, Florida                    33016
---------------------------------------                  ----------
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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,832,240 shares as of July 31, 1998.

                      MEDICORE, INC. AND SUBSIDIARIES

                                 INDEX


PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 1998 and June 30, 1997 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
------   --------------------

         1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 1998 and June 30, 1997.

         2) Consolidated Condensed Balance Sheets as of June 30, 1998 and December 31, 1997.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition
------   -----------------------------------------------------------
         and Results of Operations
         -------------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

Item 5.  Other Information
------   -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

                    PART I  --  FINANCIAL INFORMATION
                    ---------------------------------

Item 1.  Financial Statements
------   --------------------

                     MEDICORE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                             -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                                 ----          ----          ----          ----
REVENUES
  Sales                                      $12,754,415   $ 8,086,790   $25,773,824   $15,844,626
  Gain on subsidiary securities offering
    and warrants exercise                                       28,917                      89,898
  Realized gain on sale of marketable
    securities                                                                              49,493
  Other income                                   178,690       144,798       353,000       290,742
                                             -----------   -----------   -----------   -----------
                                              12,933,105     8,260,505    26,126,824    16,274,759

COST AND EXPENSES
  Cost of goods sold                          10,887,856     6,537,454    21,818,238    12,702,846
  Selling, general and administrative
    expenses                                   1,647,175     1,457,177     3,414,768     2,878,297
  Interest expense                               139,316        54,435       290,085       110,226
                                             -----------   -----------   -----------   -----------
                                              12,674,347     8,049,066    25,523,091    15,691,369
                                             -----------   -----------   -----------   -----------

     INCOME BEFORE INCOME TAXES
       AND MINORITY INTEREST                     258,758       211,439       603,733       583,390

Income tax benefit                               (78,259)      (15,526)     (107,666)      (39,867)
                                             -----------   -----------   -----------   -----------

     INCOME BEFORE MINORITY INTEREST             337,017       226,965       711,399       623,257

Minority interest in earnings of
  consolidated subsidiaries                      167,691       111,275       330,656       241,204
                                             -----------   -----------   -----------   -----------

     NET INCOME                              $   169,326   $   115,690   $   380,743   $   382,053
                                             ===========   ===========   ===========   ===========

Earnings per share:
       Basic                                    $.03          $.02          $.07          $.07
                                                ====          ====          ====          ====
       Diluted                                  $.02          $.02          $.05          $.06
                                                ====          ====          ====          ====

See notes to consolidated condensed financial statements.

                     MEDICORE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      June 30,    December 31,
                                                                        1998        1997(A)
                                                                    -----------   -----------
                                                                    (Unaudited)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $ 8,674,076   $11,099,418
  Marketable securities                                                 793,068       726,538
  Accounts receivable, less allowances of $289,000 at
    June 30, 1998 and $231,000 at December 31, 1997                   6,116,174     6,298,089
  Inventories, less allowance for obsolescence of $407,000
    at June 30, 1998 and $238,000 at December 31, 1997                8,961,309     8,683,439
  Prepaid expenses and other current assets                             841,560       862,613
  Deferred tax asset                                                  1,191,758     1,294,535
                                                                    -----------   -----------
          Total Current Assets                                       26,577,945    28,964,632

PROPERTY AND EQUIPMENT
  Land and improvements                                               1,019,655     1,017,255
  Building and building improvements                                  3,078,411     3,066,889
  Equipment and furniture                                             9,705,519     9,129,583
  Leasehold improvements                                              1,082,863       715,316
                                                                    -----------   -----------
                                                                     14,886,448    13,929,043
  Less accumulated depreciation and amortization                      5,704,285     5,024,016
                                                                    -----------   -----------
                                                                      9,182,163     8,905,027
DEFERRED EXPENSES AND OTHER ASSETS                                      143,976       141,844

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $506,000 at June 30, 1997
  and $438,000 at December 31, 1997                                   3,335,959     2,850,016
                                                                    -----------   -----------
                                                                    $39,240,043   $40,861,519
                                                                    ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                                        $             $   548,698
  Accounts payable                                                    4,385,726     4,384,430
  Accrued expenses and other current liabilities                      2,470,134     2,342,197
  Current portion of long-term debt                                   1,028,638     1,073,924
  Income taxes payable                                                  191,008     1,758,723
                                                                    -----------   -----------
          Total Current Liabilities                                   8,075,506    10,107,972

LONG-TERM DEBT                                                        4,966,689     5,240,034

DEFERRED INCOME TAXES                                                 2,594,043     2,592,843

MINORITY INTEREST IN SUBSIDIARIES                                     6,867,812     6,843,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
    5,856,940 issued, 5,836,240 shares outstanding at June 30,
    1998; 5,856,940 shares issued, 5,848,740 shares outstanding
    at December 31, 1997                                                 58,569        58,569
  Capital in excess of par value                                     13,170,391    13,040,877
  Retained earnings                                                   3,231,260     2,850,517
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                             (10,731)      (31,128)
    Unrealized gain on marketable securities                            329,064       175,213
                                                                    -----------   -----------
      Total accumulated other comprehensive income                      318,333       144,085
                                                                    -----------   -----------
  Treasury stock at cost; 20,700 shares at June 30, 1998;
    shares at December 31, 1997                                         (42,560)      (16,790)
                                                                    -----------   -----------
          Total Stockholders' Equity                                 16,735,993    16,077,258
                                                                    -----------   -----------
                                                                    $39,240,043   $40,861,519
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

                     MEDICORE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                        Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                        1998          1997
                                                                        ----          ----
OPERATING ACTIVITIES
  Net income                                                        $   380,743   $   382,053
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation                                                      683,220       363,189
      Amortization                                                       75,189        35,695
      Bad debt expense (net recovery)                                    59,132        26,051
      Provision for inventory obsolescence                              235,393        40,468
      Gain on sale of securities                                                      (49,493)
      Gain on subsidiary securities offering and
          warrants exercise                                                           (89,899)
      Minority interest                                                 330,656       241,204
      Deferred income taxes                                                            36,118
      Consultant stock option expense                                     7,004
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                             135,526      (851,489)
        Inventories                                                    (499,680)     (588,964)
        Prepaid expenses and other current assets                       (10,856)     (100,792)
        Accounts payable                                                 (5,556)       75,043
        Accrued expenses and other current liabilities                  138,269        83,682
        Income taxes payable                                         (1,567,715)     (506,741)
                                                                    -----------   -----------
            Net cash used in operating activities                       (38,675)     (903,875)

INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries                      (385,375)
  Additions to property and equipment, net of minor disposals          (758,302)     (719,013)
  Subsidiary acquisition payments                                      (153,818)
  Proceeds from sale of securities                                                     49,493
  Deferred expenses and other assets                                     (9,350)      (87,386)
                                                                    -----------   -----------
            Net cash used in investing activities                    (1,306,845)     (756,906)

FINANCING ACTIVITIES
  Line of credit payments                                              (548,698)
  Subsidiary repurchase of stock                                                     (206,250)
  Repurchase of stock                                                   (25,769)
  Payments on long-term borrowings                                     (509,950)     (128,179)
  Dividend payment to minority shareholder                                             (2,998)
  Deferred financing costs                                                  169         1,237
  Proceeds from exercise of warrants and stock options                    1,150       194,328
                                                                    -----------   -----------
            Net cash used in financing activities                    (1,083,098)     (141,862)
Effect of exchange rate fluctuations on cash                              3,276       (85,790)
                                                                    -----------   -----------
Decrease in cash and cash equivalents                                (2,425,342)   (1,888,433)
Cash and cash equivalents at beginning of year                       11,099,418    10,795,298
                                                                    -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 8,674,076   $ 8,906,865
                                                                    ===========   ===========


See notes to consolidated condensed financial statements.

                     MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               June 30, 1998
                                (Unaudited)


NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 66.0% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 61.5% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively known as the Company. All material inter-company accounts and transactions have been eliminated in consoli-dation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                 June 30,    December 31,
                                                   1998         1997
                                                ----------   ----------
Electronic and mechanical components, net:
  Finished goods                                $  675,227   $  554,903
  Work in process                                2,073,190    1,772,724
  Raw materials and supplies                     5,806,478    5,997,682
                                                ----------   ----------
                                                 8,554,895    8,325,309
Medical supplies                                   406,414      358,130
                                                ----------   ----------
                                                $8,961,309   $8,683,439
                                                ==========   ==========

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share", which was adopted on December 31, 1997 requiring a change in the method previously used to compute earnings per share and restatement of all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect of
stock options and warrants.    Earnings per share under the diluted
computation required under FAS 128 includes stock options and warrants using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended or six months ended June 30, 1998 since they were anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                -----------------------   -----------------------
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
  Net income, numerator-basic computation       $  169,326   $  115,690   $  380,743   $  382,053
  Adjustment due to subsidiaries' dilutive
    securities                                     (33,557)     (12,065)     (65,199)     (34,406)
                                                ----------   ----------   ----------   ----------
  Net income as adjusted, numerator-diluted
    computation                                 $  135,769   $  103,625   $  315,544   $  347,647
                                                ==========   ==========   ==========   ==========

  Weighted average shares, denominator-basic
    computation                                  5,838,013    5,456,940    5,842,728    5,456,940
  Effect of dilutive stock securities:
  Stock options                                                 360,615                   428,177
                                                ----------   ----------   ----------   ----------
  Weighted average shares as adjusted,
    denominator-diluted computation              5,838,013    5,817,555    5,842,728    5,885,117
                                                ==========   ==========   ==========   ==========
  Earnings per share:
  Basic                                           $.03         $.02         $.07         $.07
                                                  ====         ====         ====         ====
  Diluted                                         $.02         $.02         $.05         $.06
                                                  ====         ====         ====         ====


                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

Comprehensive Income


     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income or stockholders' equity since foreign currency translation adjustments and the unrealized gain on marketable securities were previously reflected as components of stockholders' equity. Below is a detail of comprehensive income (loss) for the three months and six months ended June 30, 1998:


                                                   Three Months Ended       Six Months Ended
                                                         June 30,               June 30,
                                                  ---------------------   ---------------------
                                                    1998        1997        1998        1997
                                                    ----        ----        ----        ----
Net income                                        $ 169,326   $ 115,690   $ 380,743   $ 382,053
Other comprehensive income:
Foreign currency translation adjustments               (826)    (36,482)     20,397      (1,007)
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during
  period, net of tax                                (72,970)      4,823     153,851    (432,407)
Less:  reclassification adjustment, net of tax,
  for gain included in net income                                                       (32,364)
                                                  ---------   ---------   ---------   ---------
Unrealized gain (loss) on marketable securities     (72,970)      4,823     153,851    (464,771)
                                                  ---------   ---------   ---------   ---------
Total other comprehensive income (loss)              73,796     (31,569)    174,248    (465,778)
                                                  ---------   ---------   ---------   ---------
Comprehensive income (loss)                       $  95,530   $  84,031   $ 554,991   $ (83,725)
                                                  =========   =========   =========   =========


Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments repre-senting components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements. Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim infor-mation for the initial year of implementation must be presented.

Reclassification

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 1998 and June 30, 1997 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1997.

                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 3--Transactions With Viragen, Inc.

     The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991.

     The Company sold 10,000 shares of Viragen stock and recognized a gain of approximately $49,000 during the first quarter of 1997, with no such sales during the second quarter of 1997 or during the first half of 1998. The Company has recorded these securities at their fair value of approximately $487,000 at June 30, 1998 and $283,000 at December 31, 1997 with the unrealized gain credited to a separate component of stock-holders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market. The closing price of Viragen stock was $1.88 as of June 30, 1998 and $1.09 per share as of December 31, 1997.

NOTE 4--Long-Term Debt

     Techdyne's $1,600,000 line of credit had an outstanding balance of $1,000,000 at June 30, 1998 and December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime. The new commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,350,000 at June 30, 1998 and $1,500,000 at December 31, 1997, and
matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, Techdyne entered into an interest rate swap agreement with the bank to manage
Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approx-imately $651,000 at June 30, 1998 and $663,000 at December 31, 1997
and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $107,000 at June 30, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Company has unconditionally guaranteed the payment and per-formance by Techdyne of the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. The interest rate on this loan was 9% at June 30, 1998 and December 31, 1997. There was no outstanding balance on this loan as of June 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $833,000 at June 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no out-standing balance on this loan as of June 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.5% as of June 30, 1998 and December 31, 1997.

                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 4--Long-Term Debt--(Continued)

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $176,000 and $192,000 at June 30, 1998 and December 31, 1997, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Mary-land on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $220,000 and $240,000 at June 30, 1998 and December 31, 1997, respectively.

     DCA has an equipment financing agreement providing financing for kidney dialysis machines for its facilities with interest at rates ranging from 8% to 12 % pursuant to various schedules extending through July 2002. The balance outstanding under this agreement amounted to approximately $427,000 at June 30, 1998 and $285,000 at December 31, 1997. Additional financing of $185,000 during the first half of 1998 represents a noncash financing activity which is a supplemental dis-closure required by FAS 95.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55 to 10.09%. The remaining principal balance under these financing obligations amounted to $283,000 at June 30, 1998 and $390,000 at December 31, 1997. Lytton
has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $178,000 at June 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment.

     Techdyne (Scotland) had a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 which is not being renewed This line of credit operated as an overdraft facility and was secured by assets of Techdyne (Scotland) and guaranteed by Techdyne. No amounts were drawn on this line of credit during 1998, and no amounts were outstanding under the line of credit as of December 31, 1997. Techdyne (Scotland) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $562,000 at June 30, 1998 and $569,000 at December 31, 1997.

     Interest payments on long-term debt amounted to $143,000 and $305,000 for the three months and six months ended June 30, 1998 and $54,000 and $108,000 for the same period of the preceding year.

NOTE 5--Income Taxes

     Subsequent to its public offering completed on October 2, 1995, Techdyne began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis. Techdyne's new subsidiary, Lytton, is included in Techdyne's consoli-dated federal tax return effective August 1, 1997 with remaining Techdyne net operating loss carryforwards able to be utilized to offset income taxable for federal tax return purposes generated by Lytton. Subsequent to its public offering in April 1996, DCA began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary dif-ferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized gain on marketable securities for sale is net of deferred taxes.

    The Company had a domestic income tax expense (benefit) of approxi-mately $(20,000) and $(44,000) for the three months and six months ended June 30, 1998 and a domestic income tax expense of $(7,000) and $26,000 for the same periods of the preceding year, with the prior year amount including deferred taxes of approximately $11,000 and $34,000 for the three months and six months ended June 30, 1997 on a gain on Techdyne warrant exercises.

     Techdyne (Scotland) had an income tax benefit of approximately $58,000 and $63,000 for the three months and six months ended June 30, 1998 and $8,000 and $54,000 for the same periods of the preceding year.

     Income tax payments were $27,000 and $1,605,000 for the three months and six months ended June 30, 1998 and $406,000 for the six months ended June 30, 1997 with no payments during the second quarter of 1997.

                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)

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

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's board of directors granted 227,500 to certain of its officers, directors, and employees. These options are exercisable at $1.00 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised leaving a balance of 56,600 outstanding. Techdyne received cash payment of the par value and the balance in three year promissory notes with interest at 5.16%.

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

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees of which there are 9,000 outstanding as of June 30, 1998. These options are exercisable for a period of five years through Novem-ber 9, 2000 at $1.50 per share.

     In August 1996, DCA's board of directors granted 15,000 options to its medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at June 30, 1998. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

     On June 10, 1998, DCA's board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exer-cisable at $2.25 per share through June 9, 2003.

     As part of the consideration for an investor relations agreement, the Company granted options for 20,000 shares of its common stock exer-cisable for three years through May 14, 2001 at $4.25 per share and Techdyne granted options for 25,000 shares of its common stock exer-cisable for three years through May 14, 2001 at $4.25 per share. The options vest and are exercisable quarterly on the basis of 25% at the end of each quarter commencing June 30,1998. Pursuant to FAS 123, $7,004 expense was recorded for options vesting during the quarter ended June 30, 1998. See Note 7.

NOTE 7--Commitments And Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of June 30, 1998.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretional profit sharing and matching expense for the six months ended June 30, 1998 amounted to approximately $21,000. The Company and Techdyne have adopted this plan as partici-pating employers effective July 1, 1998. The Plan has one year of service and 21 years of age eligibility requirements.

                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 7--Commitments And Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its President.
The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calcu-lated on any unpaid balance as of August 1, 1999. During the six months ended June 30, 1998 a total of $58,000 was paid under this agreement leaving a balance of approximately $108,000 as of June 30, 1998. Lytton leases its operating facilities from an entity owned by the president of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year to be adjusted in subsequent years for the Consumer Price Index.

      The Company together with Techdyne entered an agreement for investor relations and corporate communications services as of May 15, 1998 for which the monthly retainer is $5,500 per month plus expenses. Options for 20,000 shares of the Company's common stock and options for 25,000 shares of Techdyne's common stock were issued as part of the agreement. See Note 6.

NOTE 8--Subsidiary Stock Offerings

     During the first half of 1997, approximately 41,000 Techdyne warrants were exercised providing net proceeds of approximately $194,000 after underwriter commissions on warrant exercises. In accordance with its accounting policy of income statement recognition for sales of stock by subsidiaries, which includes exercises of warrants issued in subsidiary stock offerings, the Company recognized a gain of approximately $61,000 with applicable income taxes of approximately $23,000, which resulted in a net gain of approximately $38,000 during the first quarter of 1997 and a gain of approximately $29,000 with applicable income taxes of approxi-mately $11,000, which resulted in a net gain of approximately $18,000 during the second quarter of 1997.

NOTE 9--Acquisition

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products. The purchase price included $2,500,000 of cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock which has been registered for the seller of Lytton ("Seller"). Techdyne has guaranteed that the Seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 will be amortized over 25 years. Further, additional contingent consideration may be due if Lytton achieves certain sales levels defined in the Stock Purchase Agreement over a three year period. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 pursuant to the Stock Purchase Agreement. As the contingencies are resolved, if addi-tional consideration is due, the then current fair value of the consid-eration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operation of Lytton have been included in the Company's statement of income since August 1, 1997.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by Techdyne and the Seller ("Modified Guaranty"). The modified terms provide that the Seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and Techdyne will guarantee that to the extent that the Seller has less than 150,000 shares of Techdyne's common stock remaining, Techdyne will issue addi-tional shares to the Seller. In July 1998, Techdyne advanced the Seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of Techdyne common stock in addition to the Seller having sold 5,000 shares of common stock in July 1998. Proceeds from the sale of Techdyne's common stock owned by the Seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the Advance, the balance of the Advance would be forgiven. Techdyne has also guaranteed the Seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty").

                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                               (Unaudited)

     The following pro forma consolidated condensed financial informa-tion reflects the Lytton acquisition as if it had occurred on January 1, 1997. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1997 and may not be indicative of operating results for any future periods.

                       SUMMARY PRO FORMA INFORMATION

                                             Six Months Ended
                                               June 30,1997
                                             ----------------

          Total revenues                       $25,491,000
                                               ===========

          Net income                           $   577,000
                                               ===========

          Earnings per share:
            Basic                                 $.11
                                                  ====
            Diluted                               $.09
                                                  ====

NOTE 10--Sale of Subsidiaries' Assets

     On October 31, 1997, DCA concluded a sale ("Sale") of its Florida operations consisting of the assets of two subsidiaries and an in-patient agreement of another subsidiary pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 cash and $480,000 of the purchaser's common stock which the purchaser agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser agreed to make up any difference by which the sales proceeds are less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value and the market value being reflected as a re-ceivable from the purchaser. In February 1998, DCA acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold for an aggregate of $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares are carried at their market value of approximately $306,000 at June 30, 1998 with the net unrealized gain, which is net of income tax effect, included in stockholders' equity in other compre-hensive income.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of income information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and DCA to the business operations sold and which were included in the actual result of opera-tions of these businesses. Such expenses amounted to approximately $70,000 for the six months June 30, 1997. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

     The summary pro forma information, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's operating results for any future periods.

                       SUMMARY PRO FORMA INFORMATION

                                             Six Months Ended
                                               June 30, 1998
                                             ----------------

           Total revenue                       $15,280,000
                                               ===========

           Net income                          $   245,000
                                               ===========

           Earnings per share:
             Basic                                $.04
                                                  ====
             Diluted                              $.02
                                                  ====

                     MEDICORE, INC. AND SUBSIDIARIES

                               June 30, 1998
                                (Unaudited)


NOTE 11--Repurchase of Common Stock

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The reacquired shares may be used to fund stock option obligations. As of June 30, 1998, the Company had repurchased approximately 21,000 shares of common stock at a cost of approximately $43,000 which is reflected as treasury stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securi-ties Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its 63% owned public subsidiary, Techdyne, is engaged as a manu-facturer, the character and development of the dialysis industry in which its 66% owned public subsidiary, DCA, is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, oppor-tunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Regis-tration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Forms S-3 (effective November 11, 1996 and November 4, 1997, respectively), and DCA's Registration Statement,
Form SB-2, as filed with the Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing opera-tions continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's results of operations.

     The industry segments served by Techdyne and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experi-enced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations.

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

     Quality control is also essential to Techdyne's operations, since customers demand strict compliance with design and product specifica-tions. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its and the Company's revenues and profitability.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and accept-able areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened a new center in Carlisle, Pennsylvania in July, 1997. Its fourth center in Manahawkin, New Jersey is due to begin patient care pending regulatory approval. One additional center, in Pennsylvania is now under construction and one in New Jersey is in the planning and architectural stages. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

"Year 2000" Impact

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management of the Company and its subsidiaries and is being addressed.

     The singular area impacting DCA is in its electronic billing and maintenance of receivables. Management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider with respect to its billing and maintenance of receivables. The software provider is proceeding to deal with modifying the software used by DCA to alleviate any interruptions in electronic billing and anticipates having the new software system available during fiscal 1998. The Company believes the conversion of DCA's internal software program will be completed in a timely manner. The Company does not presently have an estimate of the cost of the new software modifica-tions, but does not anticipate any significant expenses to be incurred. As more information is made available to the Company as to the costs to obtain a modified software program for DCA, it will provide that dis-closure.

     In 1997, Techdyne commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into its facilities and anticipates installing it into Lytton's and Techdyne (Scotland)'s operations sometime in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system. It is anticipated that the Visual Manufacturing software will be fully integrated by 1999. This system is anticipated to resolve the year 2000 issue for Techdyne because the software is already year 2000 compliant.

     In addition to addressing each subsidiaries' own internal software systems, the Company is communicating with its payors, suppliers, cus-tomers and other key third parties with whom it deals to determine the extent of their year 2000 problem and what actions they are taking to assess and address that issue. To the extent such third parties are materially adversely affected by the year 2000 issue and if it is not timely corrected, the Company's relationship with such parties and its operations could be adversely affected. No assurance can be given that the modifications of the Company's software systems or those of its key suppliers and payors will be successful and that any such year 2000 compliance failures will not have a material adverse effect on the Company's business or results of operations.

Results of Operations

     Consolidated revenues increased by approximately $4,673,000 (57%) and $9,852,000 (61%) for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. Sales revenues increased by $4,668,000 (58%) and $9,929,000 (63%) compared to the preceding year.

     Techdyne sales increased approximately $4,972,000 (75%) and $10,502,000 (81%) for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. The increase was largely attributable to the inclusion of sales of Lytton of $5,122,000 and $9,650,000. There was an increase in domestic sales of $5,754,000 (120%) and $10,903,000 (112%), including the Lytton sales, and a decrease in European sales of $782,000 (43%) and $401,000 (12%) compared to the same periods of the preceding year.

     Approximately 46% of Techdyne's consolidated sales and 42% of the Company's consolidated sales for the six months ended June 30, 1998 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include Motorola which accounted for 13% and 12% and PMI Food Equipment Group for 16% and 15%, respectively. PMI Food Equipment Group is Lytton's major customer and represented 40% of Lytton's sales for the six months ended June 30, 1998. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales were not replaced.

     Revenues of Techdyne's Scottish-based subsidiary Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which although sub-stantially reduced, accounted for approximately 26% and 50% of the sales of Techdyne (Scotland) for the six months ended June 30, 1998 and June 30, 1997, respectively. The bidding for Compaq orders has become more competitive which has resulted in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers and is also continuing cost reduction efforts to remain competitive on Compaq business. However, there can be no assurance as to the success of such efforts.

     Medical product sales revenues decreased by approximately $75,000 (20%) and $(128,000) (15%) for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year due to decreased sales of the principal product of this division.

     Medical services revenues, representing the revenues of the Company's dialysis division, DCA, decreased approximately $231,000 (22%) and $447,000 (21%) for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. This decrease reflected lost revenues of approximately $499,000 and $992,000 resulting from the sale of DCA's Florida dialysis operations on October 31, 1997, which were offset to some degree by increased revenues of DCA's Pennsyl-vania dialysis centers of approximately $269,000 and $546,000 for the three months and six months ended June 30, 1998 including revenues of approximately $207,000 and $428,000 for the three months and six months ended June 30, 1998 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. Although the operations of the new Carlisle center have resulted in additional revenues, it is in the developmental stage and, accordingly, its operating results will adversely affect the Company's results of operations until it achieves a sufficient patient count to cover fixed operating costs.

     Other income increased approximately $34,000 and $62,000 for the three months and six months ended June 30, 1998 largely due to interest earned on proceeds invested from the October 1997 sale of DCA's Florida dialysis operations.

     Cost of goods sold as a percentage of consolidated sales amounted to 85% for the three months and six months ended June 30, 1998 compared to 81% and 80% for the same periods of the preceding year reflecting increases for Techdyne, the medical products division and the medical services division.


     Cost of goods sold for Techdyne as a percentage of sales amounted to 87% and 86% for the three months and six months ended June 30, 1998 compared to 85% for the same periods of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base including changes due to Lytton.

     Cost of goods sold by the medical products division increased to 68% for three months and six months ended June 30, 1998 compared to 66% and 63% for the same periods of the preceding year as a result on a change in product mix due to decreased sales of the principal product of this division.

     Cost of medical services sales increased to 73% and 72% for the three months and six months ended June 30, 1998 compared to 63% and 62% for the same periods of the preceding year reflecting increases in healthcare salaries and supply costs as a percentage of sales and including the operations of DCA's new Carlisle, Pennsylvania center which is still in its developmental stage.

     Selling, general and administrative expenses increased $190,000 and $536,000 for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. This increase re-flected the selling, general and administrative expenses of Lytton, a new dialysis center in Carlisle, Pennsylvania, expenses in connection with the startup of a new dialysis center in Manahawkin, New Jersey and two other planned dialysis centers, and increased DCA support functions, which were offset by the decline in expenses resulting from DCA's sale of its Florida dialysis operations on October 31, 1997.

     Interest expense increased by approximately $85,000 and $180,000 for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. This increase included interest of $52,000 and $106,000 associated with Techdyne's financing of the Lytton acquisition and interest from Lytton's financing and debt agreements of $35,000 and $78,000.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 8.5% at June 30, 1998 and December 31, 1997.

Liquidity and Capital Resources

     Working capital totaled $18,502,000 at June 30, 1998, which reflected a decrease of $354,000 (2%) during the six months ended June 30, 1998. Included in the changes in components of working capital was a decrease of $2,425,000 in cash and cash equivalents, which included net cash used in operating activities of $39,000 (including a decrease in income taxes payable of $1,568,000 largely from tax payments on the gain on the Florida dialysis operations sale), net cash used in investing activities of $1,307,000 (including funds used for redemption of minority interest of dialysis subsidiaries of $385,000, additions to property, plant and equipment of $758,000 and additional consideration of $154,000 regarding the Lytton acquisition) and net cash used in financing activities of $1,083,000 (including short-term line of credit payments of $549,000 and payments on long-term debt of $ 510,000).

     Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.6% which had an outstanding balance of $1,350,000 at June 30, 1998 and $1,500,000 at December 31, 1997 and a
$1,600,000 commercial revolving line of credit with interest at prime of which $1,000,000 was outstanding at June 30, 1998 and December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See Note
4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne had obtained two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $651,000 at June 30, 1998 and $663,000 at December 31, 1997, is secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $107,000 at June 30, 1998 and $127,000 at December 31, 1997 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and subordinated the intercompany indebtedness due from Techdyne, provided that Techdyne may make payments to the Company on this sub-ordinated debt from additional equity that is injected into Techdyne and from earnings. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) had a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at December 31, 1997 that was secured by assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit, which is not being renewed, operated as an overdraft facility. No amounts were drawn on this line of credit during 1998 and no amounts were outstanding as December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $562,000 at June 30, 1998 and $569,000 at December 31, 1997, based on exchange rates in effect at each of these dates. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for com-mercial customers. This acquisition required $2,500,000 cash at closing, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisition. Techdyne has guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. Based upon the closing price of Techdyne's common stock on June 30, 1998, the shares issued in the Lytton acquisition had a fair value of $1,350,000 which could result in additional consideration of approximately $1,050,000 payable in either in cash or in approximately 233,000 shares of Techdyne's stock. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the Seller in June, 1998. Techdyne advanced approximately $1,280,000 to Seller. In addition to the Seller having sold 5,000 shares of Techdyne's common stock in July 1998. The Seller is to sell sufficient shares to yield aggregate proceeds of no more than $1,300,000 towards the Modified Guaranty. Upon the sale of Seller's remaining shares up to 195,000 shares, she will repay the Advance. Techdyne funded the Advance to the Seller largely through a drawdown of the previously unused $600,000 of its line of credit and advances from the Company. To the extent that Seller does not have 150,000 shares remaining Techdyne would make up the difference. If the sale of shares is insufficient to repay the Advance, the balance would be forgiven. Pursuant to the Extended Guaranty, sale of the remaining Techdyne shares is guaranteed to yield no less than $1,100,000 if sold on or prior to July 1, 1999 or else Techdyne will make up the difference in either cash or additional common stock or a combina-tion of both. See Note 9 to "Notes to Consolidated Financial Statements."

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matures August 1, 1998. There was no outstanding balance on this loan as of June 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $833,000 at June 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable over four years through August 1, 2002 with the same interest rate as the installment loan. There was no outstanding balance on this loan as of June 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $283,000 at June 30, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April
2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $178,000 at June 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment. See Note
4 to "Notes to Consolidated Condensed Financial Statements."

     During 1988, the Company, through DCA, its dialysis subsidiary, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mort-gages had a combined remaining balance of $396,000 and $432,000 at June 30, 1998 and December 31, 1997, respectively. The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $427,000 and $285,000 at June 30, 1998 and December 31, 1997, respectively, which included additional financing of approxi-mately $185,000 in the first half of 1998. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from its security offering and sale of its Florida dialysis operations will be adequate to finance such expansion. See
Note 10 to "Notes to Consolidated Condensed Financial Statements."

     DCA will begin actual patient care at its fourth center in Mana-hawkin, New Jersey pending regulatory approval and has entered into agreements with medical directors, and intends to establish two dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that the Pennsylvania facility, currently under construc-tion, will commence operations in the third quarter of 1998. A lease was recently negotiated for the center planned in New Jersey. The professional corporation providing medical director services to both the Manahawkin, New Jersey center and the other New Jersey center will have a 20% interest in those subsidiaries of DCA.

     In February 1998, DCA redeemed the 20% minority interest in two of its subsidiaries whose assets were included in the Florida dialysis operations sale for a total consideration of $625,000, including $385,000 cash and one-half of the purchaser's securities valued at $240,000 with the total value of $480,000 for securities received having been guaranteed by the purchaser. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

                    PART II  --  OTHER INFORMATION
                    -------      -----------------


Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     On June 10, 1998, the annual meeting of shareholders was held to elect two members to the Class 3 members of the board of directors of the Company to serve for a three year term until the annual meeting of shareholders in the year 2001. Messrs. Thomas K. Langbein, Chairman of the Board, Chief Executive Officer and President of the Company, and Seymour Friend, Vice President of the Company, each of whom have been directors of the Company for many years, were reelected as Class 3 board members by a substantial margin as follows:

                                                                 Broker
                               For       Against     Abstain    No-Vote
                               ---       -------     -------    -------
     Thomas K. Langbein     3,446,851    17,591      64,910      1,200

     Seymour Friend         3,443,266    21,176      64,910      1,200

Item 5.  Other Information
------   -----------------

     Lytton, a wholly owned subsidiary acquired in July, 1997 by Techdyne, a 63% owned public subsidiary of the Company, sponsors an Incentive Savings and Retirement Plan ("Plan"). On June 10, 1998, the board adopted the Plan as a participating employer, effective July 1, 1998. Employee eligibility requires one year of service and 21 years of age. The Plan is paid for entirely by employee pre-tax contributions through salary deferrals (up to 15% of salary to a maximum per year of $10,000). The Company may provide a limited percentage of the employee's salary deferred contribution as a matching contribution, and as deter-mined by the board of directors, a discretionary contribution. The Plan provides for vesting schedules, benefit payments based on different terminations with respect to salary deferred and regular accounts, breaks in service, methods of payment, and related benefit and termination pro-visions. Since the Plan is a defined contribution plan and not a defined benefit pension plan, benefits under the Plan are not insured by the Pension Benefit Guaranty Corporation. Trustees of the Plan include officers and employees of Lytton.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits

              Part I Exhibits

                  (27) Financial Data Schedule (for SEC use only)

              Part II Exhibits

                  None

         (b)  Reports on Form 8-K

              A Form 8-K Current Report was filed on May 26, 1998, Item 5, "Other Events" relating to the Company and its subsidiary, Techdyne, Inc., having retained an investor relations group. No financial statements were filed.

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MEDICORE, INC.

                                        /s/  DANIEL R. OUZTS

                                     By-----------------------------------
                                        DANIEL R. OUZTS, Vice President/
                                        Finance, Controller and Principal
                                        Accounting Officer

Dated:  August 11, 1998

                             EXHIBIT INDEX


Exhibit
  No.
-------

Part I    Exhibits

          (27)  Financial Data Schedule (for SEC use only)