Form 10-Q
period 1998-09-30
MEDICORE INC
filed 1998-11-16
CIK 8643

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to ---------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,715,540 shares as of October 31,
1998.

                     MEDICORE, INC. AND SUBSIDIARIES

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 1998 and September 30, 1997 include the accounts of the Registrant and all its subsidi-aries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1998 and September 30, 1997.

     2) Consolidated Condensed Balance Sheets as of September 30, 1998 and December 31, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ----------------------------------------------------------------
        Results of Operations
        ---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                      PART I  --  FINANCIAL INFORMATION
                      ---------------------------------

Item 1.  Financial Statements
------   --------------------

                      MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      1998         1997         1998         1997
                                      ----         ----         ----         ----
REVENUES
  Sales                           $12,129,860  $10,627,557  $37,903,684  $26,472,183
  Gain on subsidiary securities
    offering and warrants
    exercise                                                                  89,898
  Realized gain on sale of
    marketable securities              12,780                    12,780       49,493
  Other income                        252,501      166,361      605,501      457,103
                                  -----------  -----------  -----------  -----------
                                   12,395,141   10,793,918   38,521,965   27,068,677

COST AND EXPENSES
  Cost of goods sold               10,350,179    8,864,058   32,168,417   21,566,904
  Selling, general and
    administrative expenses         1,896,556    1,671,516    5,311,324    4,549,813
  Interest expense                    146,632      124,352      436,717      234,578
                                  -----------  -----------  -----------  -----------
                                   12,393,367   10,659,926   37,916,458   26,351,295
                                  -----------  -----------  -----------  -----------

    INCOME BEFORE INCOME TAXES
     AND MINORITY INTEREST              1,774      133,992      605,507      717,382

Income tax (benefit) provision       (132,329)      11,107     (239,995)     (28,760)
                                  -----------  -----------  -----------  -----------

    INCOME BEFORE MINORITY
      INTEREST                        134,103      122,885      845,502      746,142

Minority interest in earnings
  of consolidated subsidiaries         57,840       92,101      388,496      333,305
                                  -----------  -----------  -----------  -----------

    NET INCOME                    $    76,263  $    30,784  $   457,006  $   412,837
                                  ===========  ===========  ===========  ===========

Earnings per share:
      Basic                          $.01          $.01        $.08         $.08
                                     ====          ====        ====         ====
      Diluted                        $.01          $ --        $.07         $.06
                                     ====          ====        ====         ====

See notes to consolidated condensed financial statements.

                      MEDICORE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        September 30, December 31,
                                                             1998       1997(A)
                                                         -----------  -----------
                                                         (Unaudited)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $ 7,618,456  $11,099,418
  Marketable securities                                      339,641      726,538
  Accounts receivable, less allowances
    of $347,000 at September 30, 1998
    and $231,000 at December 31, 1997                      6,019,000    6,298,089
  Inventories, less allowance for obsolescence
    of $492,000 at September 30, 1998 and
    $238,000 at December 31, 1997                          8,949,870    8,683,439
  Prepaid expenses and other current assets                  660,559      862,613
  Deferred tax asset                                       1,272,860    1,294,535
                                                         -----------  -----------
        Total Current Assets                              24,860,386   28,964,632

PROPERTY AND EQUIPMENT
  Land and improvements                                    1,023,255    1,017,255
  Building and building improvements                       3,092,312    3,066,889
  Equipment and furniture                                  9,958,868    9,129,583
  Leasehold improvements                                   1,204,852      715,316
                                                         -----------  -----------
                                                          15,279,287   13,929,043
  Less accumulated depreciation and amortization           6,082,695    5,024,016
                                                         -----------  -----------
                                                           9,196,592    8,905,027
DEFERRED EXPENSES AND OTHER ASSETS                           149,008      141,844

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $546,000 at
  September 30, 1997 and $438,000 at December 31, 1997     3,296,116    2,850,016
                                                         -----------  -----------
                                                         $37,502,102  $40,861,519
                                                         ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                             $   286,194  $   548,698
  Accounts payable                                         3,808,475    4,384,430
  Accrued expenses and other current liabilities           2,107,174    2,342,197
  Current portion of long-term debt                        1,032,920    1,073,924
  Income taxes payable                                       217,921    1,758,723
                                                         -----------  -----------
        Total Current Liabilities                          7,452,684   10,107,972

LONG-TERM DEBT                                             5,319,695    5,240,034

DEFERRED INCOME TAXES                                      2,500,042    2,592,843

MINORITY INTEREST IN SUBSIDIARIES                          6,333,932    6,843,412


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized
    12,000,000 shares; 5,856,940 issued,
    5,780,040 shares outstanding at September 30,
    1998; 5,848,740 shares outstanding at
    December 31, 1997                                         58,569       58,569
  Capital in excess of par value                          12,434,863   13,040,877
  Retained earnings                                        3,307,523    2,850,517
  Accumulated other comprehensive income:
    Foreign currency translation adjustment                   16,840      (31,128)
    Unrealized gain on marketable securities                 210,577      175,213
                                                         -----------  -----------
      Total accumulated other comprehensive income           227,417      144,085
                                                         -----------  -----------
  Treasury stock at cost; 76,900 shares at
    September 30, 1998; 8,200 shares at
    December 31, 1997                                       (132,623)     (16,790)
                                                         -----------  -----------
        Total Stockholders' Equity                        15,895,749   16,077,258
                                                         -----------  -----------
                                                         $37,502,102  $40,861,519
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

                      MEDICORE, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                         ------------------------
                                                             1998         1997
                                                             ----         ----
OPERATING ACTIVITIES
  Net income                                             $   457,006  $   412,837
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation                                         1,058,588      689,299
      Amortization                                           118,690       61,786
      Bad debt expense (net recovery)                        107,954       34,464
      Provision for inventory obsolescence                   368,472       91,423
      Gain on sale of securities                             (12,780)     (49,493)
      Gain on subsidiary securities offering
          and warrants exercise                                           (89,899)
      Minority interest                                      388,496      333,305
      Deferred income taxes                                  (92,984)      37,096
      Consultant stock option expense                         17,651
      Increase (decrease) relating to operating
          activities from:
        Accounts receivable                                  197,885   (1,280,292)
        Inventories                                         (612,963)  (2,039,637)
        Prepaid expenses and other current assets            170,996     (415,172)
        Accounts payable                                    (586,876)     920,423
        Accrued expenses and other current liabilities      (229,301)      (7,753)
        Income taxes payable                              (1,540,802)    (677,250)
                                                         -----------  -----------
            Net cash used in operating activities           (189,968)  (1,978,863)

INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries           (385,375)
  Additions to property and equipment, net of
    minor disposals                                       (1,123,450)  (1,690,844)
  Subsidiary acquisition payments                           (153,818)  (2,166,011)
  Advance toward subsidiary acquisition price guarantee   (1,277,711)
  Proceeds from sale of securities                           252,780       49,493
  Deferred expenses and other assets                         (17,890)    (105,611)
                                                         -----------  -----------
            Net cash used in investing activities         (2,705,464)  (3,912,973)

FINANCING ACTIVITIES
  Line of credit funding for subsidiary acquisition                     2,500,000
  Other line of credit (payments) borrowings                (262,504)     373,889
  Subsidiary repurchase of stock                             (63,605)    (206,250)
  Repurchase of stock                                       (115,833)
  Payments on long-term borrowings                          (162,593)    (253,581)
  Exercise of stock options                                    1,150
  Dividend payment to minority shareholder                                 (3,966)
  Deferred financing costs                                       374       (2,979)
  Proceeds from exercise of warrants and stock options                    694,328
                                                         -----------  -----------
            Net cash (used in) provided by
              financing activities                          (603,011)   3,101,441
Effect of exchange rate fluctuations on cash                  17,481     (129,169)
                                                         -----------  -----------
Decrease in cash and cash equivalents                     (3,480,962)  (2,919,564)
Cash and cash equivalents at beginning of year            11,099,418   10,795,298
                                                         -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 7,618,456  $ 7,875,734
                                                         ===========  ===========

See notes to consolidated condensed financial statements.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 1998
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 67.1% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 61.5% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively known as the Company. All material inter-company accounts and transactions have been eliminated in consoli-dation.

Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                           September 30, December 31,
                                                1998          1997
                                            -----------   -----------
Electronic and mechanical components, net:
   Finished goods                           $   772,372   $   554,903
   Work in process                            2,207,956     1,772,724
   Raw materials and supplies                 5,555,303     5,997,682
                                            -----------   -----------
                                              8,535,631     8,325,309
Medical supplies                                414,239       358,130
                                            -----------   -----------
                                             $8,949,870    $8,683,439
                                            ===========   ===========

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share", which was adopted on December 31, 1997 requiring a change in the method previously used to compute earnings per share and restatement of all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect of
stock options and warrants.    Earnings per share under the diluted
computation required under FAS 128 includes stock options and warrants using the treasury stock method and average market price. No poten-tially dilutive securities were included in the diluted earnings per share computation for the three months ended or nine months ended September 30, 1998 since they were anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     1998         1997         1998         1997
                                     ----         ----         ----         ----
Net income, numerator-basic
  computation                     $   76,263   $   30,784   $  457,006   $  412,837
Adjustment due to subsidiaries'
  dilutive securities                (10,073)      (7,935)     (74,905)     (42,289)
                                  ----------   ----------   ----------   ----------
Net income as adjusted,
  numerator-diluted computation   $   66,190   $   22,849   $  382,101   $  370,548
                                  ==========   ==========   ==========   ==========

Weighted average shares,
  denominator-basic computation    5,814,845    5,548,244    5,833,363    5,487,709
Effect of dilutive stock
  securities:
Stock options                                     283,998                   380,117
                                  ----------   ----------   ----------   ----------
Weighted average shares
  as adjusted, denominator-
  diluted computation              5,814,845    5,832,242    5,833,363    5,867,826
                                  ==========   ==========   ==========   ==========
Earnings per share:
  Basic                              $.01         $.01         $.08         $.08
                                     ====         ====         ====         ====
  Diluted                            $.01         $ --         $.07         $.06
                                     ====         ====         ====         ====

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income or stockholders' equity since foreign currency translation adjustments and the unrealized gain on marketable securities were previously reflected as components of stockholders' equity. Below is a detail of comprehensive income (loss) for the three months and nine months ended September 30, 1998 and September 30, 1997:

                                   Three Months Ended          Nine Months Ended
                                       September 30,             September 30,
                                  -----------------------   -----------------------
                                     1998         1997         1998         1997
                                     ----         ----         ----         ----
Net income                        $   78,263   $   30,784   $  457,006   $  412,837
Other comprehensive income:
Foreign currency translation
  adjustments                         27,571      (48,908)      47,968      (49,915)
Unrealized gain (loss) on
  marketable securities:
Unrealized holding gain
  (loss) arising during
  period, net of tax                 (91,626)     (30,542)      62,225     (462,949)
Less: reclassification
  adjustment, net of tax, for
  gain included in net income        (26,861)                  (26,861)     (32,364)
                                  ----------   ----------   ----------   ----------
Unrealized gain (loss) on
  marketable securities             (118,487)     (30,542)      35,364     (495,313)
                                  ----------   ----------   ----------   ----------
Total other comprehensive
  income (loss)                      (90,616)     (79,450)      83,332     (545,228)
                                  ----------   ----------   ----------   ----------
Comprehensive income (loss)       $  (12,653)  $  (48,666)  $  540,338   $ (132,391)
                                  ==========   ==========   ==========   ==========

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements. Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented.

Reclassification

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 1998 and September 30, 1997 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's latest audited annual report for the year ended December 31, 1997.

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 3--Transactions With Viragen, Inc.

     The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991.

     The Company sold 10,000 shares of Viragen stock and recognized a gain of approximately $49,000 during the first quarter of 1997, with no such sales during the remainder of 1997 or during the first nine months of 1998. The Company has recorded these securities at their fair value of approximately $340,000 at September 30, 1998 and $283,000 at December 31, 1997 with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by the Nasdaq stock market. The closing price of Viragen stock was $1.31 as of September 30, 1998 and $1.09 per share as of December 31, 1997.

NOTE 4--Long-Term Debt

     Techdyne's $1,600,000 line of credit had an outstanding balance of $1,600,000 at September 30, 1998 and $1,000,000 at December 31, 1997.
This line matures May 1, 2000 and has monthly payments of interest at prime. Techdyne's commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,275,000 at September 30, 1998 and $1,500,000 at December 31, 1997,
and matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, Techdyne entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $644,000 at September 30, 1998 and $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $97,000 at September 30, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Company has unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions through June 30, 1999.
The interest rate on this loan was 9% at September 30, 1998 and December 31, 1997. There was an outstanding balance on this loan of $286,000 as of September 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $783,000 at September 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime plus 1%. There was no outstanding balance on this loan as of September 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.5% as of September 30, 1998 and December 31,
1997.

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 4--Long-Term Debt--(Continued)

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55 to 10.09%. The remaining principal balance under these financing obligations amounted to $231,000 at September 30, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $167,000 at September 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment.

     Techdyne (Scotland) had a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 which was not renewed. No amounts were drawn on this line of credit during 1998, and no amounts were outstanding under the line of credit as of December 31, 1997. Techdyne (Scotland) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $565,000 at September 30, 1998 and $569,000 at December 31, 1997.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $168,000 and $192,000 at September 30, 1998 and December 31, 1997, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $210,000 and $240,000 at September 30, 1998 and December 31, 1997, respectively.

     DCA has an equipment financing agreement providing financing for kidney dialysis machines for its facilities with interest at rates ranging from 5.4% to 11.8 % pursuant to various schedules extending through July 2002. The balance outstanding under this agreement amounted to approximately $408,000 at September 30, 1998 and $285,000 at December 31, 1997. Additional financing of $185,000 during 1998 represents a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Interest payments on long-term debt amounted to $147,000 and $444,000 for the three months and nine months ended September 30, 1998 and $115,000 and $223,000 for the same periods of the preceding year.

NOTE 5--Income Taxes

     Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. Lytton is included in Techdyne's consolidated federal tax return effective August 1, 1997 with remaining Techdyne net operating loss carryforwards able to be utilized to offset income taxable for federal tax return purposes generated by Lytton. DCA also files separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized gain on marketable securities for sale is net of deferred taxes.

     The Company had a domestic income tax benefit of approximately $103,000 and $147,000 for the three months and nine months ended September 30, 1998 and a domestic income tax expense of $48,000 and $72,000 for the same periods of the preceding year, with the prior year amount including deferred taxes of approximately $34,000 for the nine months ended September 30, 1997 from a gain on Techdyne warrant exercises with no such deferred taxes in the third quarter of 1997.

     Techdyne (Scotland) had an income tax benefit of approximately $29,000 and $93,000 for the three months and nine months ended September 30, 1998 and $36,000 and $100,000 for the same periods of the preceding year.

     Income tax payments were $19,000 and $1,623,000 for the three months and nine months ended September 30, 1998 and $364,000, and $770,000 for the three months and nine months ended September 30, 1997.

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

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

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's board of directors granted 227,500 to certain of its officers, directors, and employees. These options are exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised with a remaining balance of 56,600 outstanding as of September 30, 1998. Techdyne received cash payment of the par value and the balance in three year promissory notes with interest at 5.16%.

     On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share through February 26, 2000. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, Techdyne adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable through June 22, 2002 at $3.25 per share.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees which options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. At September 30, 1998 there are 13,000 options outstanding under the 1995 Plan.

     In August 1996, DCA's board of directors granted 15,000 options to its medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at September 30, 1998. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

     As part of the consideration pursuant to an agreement for investor relations and corporate communications services agreement, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share and Techdyne granted options for 25,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share. Options for 5,000 shares of the Company's common stock and 6,250 shares of Techdyne's common stock vested during the quarter ended June 30, 1998 with no additional options vesting due to cancellation of this agreement in August 1998. Pursuant to FAS 123, the Company recorded approximately $18,000 expense for options vesting under this agreement. See Note 7.

NOTE 7--Commitments And Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of September 30, 1998.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The discretionary profit sharing and matching expense of Lytton for the nine months ended September 30, 1998 amounted to approximately $33,000. The Company and Techdyne have adopted this plan as participating employers effective

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 7--Commitments And Contingencies--(Continued)

July 1, 1998 with no discretionary profit sharing and matching expense as of September 30, 1998 other than that of Lytton. The Plan has one year of service and 21 years of age eligibility requirements.

     Lytton has a deferred compensation agreement with its President.
The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be cal-culated on any unpaid balance as of August 1, 1999. During the nine months ended September 30, 1998 a total of $83,000 was paid under this agreement leaving an unpaid balance of approximately $83,000 as of September 30, 1998. Lytton leases its operating facilities from an entity owned by the president of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year to be adjusted in subsequent years for the Consumer Price Index.

NOTE 8--Subsidiary Stock Offerings

     During the first nine months of 1997, approximately 41,000 Techdyne warrants were exercised providing net proceeds of approximately $194,000 after underwriter commissions on warrant exercises. In accordance with its accounting policy of income statement recognition for sales of stock by subsidiaries, which includes exercises of warrants issued in subsidiary stock offerings, the Company recognized a gain of approxi-mately $90,000 with applicable income taxes of approximately $34,000, which resulted in a net gain of approximately $56,000 during the first nine months of 1997.

NOTE 9--Acquisition

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products. The purchase price included $2,500,000 cash and issuance of 300,000 shares of Techdyne's common stock which have been registered for the seller. Techdyne has guaranteed that the seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 is being amortized over 25 years. Additional contingent consideration may be due if Lytton achieves certain sales levels defined in the Stock Purchase Agreement over a three year period. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 pursuant to the Stock Purchase Agreement. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lytton have been included in the Company's statement of income since August 1, 1997.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by Techdyne and the seller ("Modified Guaranty"). The modified terms provide that the seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and Techdyne will guarantee that to the extent that the seller has less than 150,000 shares of Techdyne's common stock remaining, Techdyne will issue addi-tional shares to the seller. In July 1998, Techdyne advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of Techdyne common stock in addition to the seller having sold 5,000 shares of common stock in July 1998. The advance is presented in the Stockholders' Equity section of Techdyne's balance sheet with capital in excess of par value and minority interest having been adjusted in the Company's balance sheet for the Company's and minority interest respec-tive ownership interest in Techdyne. Proceeds from the sale of Techdyne's common stock owned by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the Advance, the balance of the Advance would be forgiven. Techdyne has also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty").

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 9--Acquisition--(Continued)

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

                      SUMMARY PRO FORMA INFORMATION

                                         Nine Months Ended
                                         September 30,1997
                                         -----------------

                Total revenues              $37,769,000
                                            ===========

                Net income                  $   646,000
                                            ===========

                Earnings per share:
                  Basic                       $.11
                                              ====
                  Diluted                     $.10
                                              ====

NOTE 10--Sale of Subsidiaries' Assets

     On October 31, 1997, DCA concluded a sale ("Sale") of its
Florida operations consisting of the assets of two subsidiaries and an inpatient agreement of another subsidiary pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 cash and $480,000 of the purchaser's common stock which the purchaser agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser agreed to make up any difference by which the sales proceeds are less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value and the market value being reflected as a receivable from the purchaser. In February 1998, DCA acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold for an aggregate of $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of income information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and DCA to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses amounted to approximately $105,000 for the nine months ended September 30, 1997. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

     The summary pro forma information, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's operating results for any future periods.

                       SUMMARY PRO FORMA INFORMATION

                                          Nine Months Ended
                                          September 30, 1997
                                          ------------------

               Total revenue                  $25,552,000
                                              ===========

               Net income                     $   250,000
                                              ===========

               Earnings per share:
                  Basic                          $.05
                                                 ====
                  Diluted                        $.04
                                                 ====

                      MEDICORE, INC. AND SUBSIDIARIES

                            September 30, 1998
                                (Unaudited)

NOTE 11--Repurchase of Common Stock

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The reacquired shares may be used to fund stock option obligations. As of September 30, 1998, the Company had repurchased approximately 77,000 shares of common stock at a cost of approximately $133,000 which is reflected as treasury stock.

     In September 1998, DCA announced its intent to repurchase up to 300,000 shares of its outstanding common stock. DCA repurchased 60,000 shares for approximately $64,000 in September 1998, and had previously acquired 100,000 shares for approximately $206,000 in June 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its 62% owned public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its 67% owned public subsidiary, DCA, is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, oppor-tunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15,
1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Forms S-3 (effective November 11, 1996 and November 4, 1997, respectively), and DCA's Registration State-ment, Form SB-2, as filed with the Commission (effective on April 17, 1996) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing opera-tions continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's results of operations.

     The industry segments served by Techdyne and the electronics industry as a whole, are subject to rapid technological change and product obso-lescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations.

     Although management believes that Techdyne's operations utilize the assembly and testing technologies and equipment currently required by Techdyne's customers, there can be no assurance that Techdyne's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render its technology, equipment or processes obsolete or noncompetitive. In addition, new assembly and testing technologies and equipment required to remain competitive are likely to require significant capital investment.

     The Company competes with much larger electronic manufacturing entities for expansion opportunities. Any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on Techdyne's and the Company's business and financial results.

     Quality control is also essential to Techdyne's operations, since customers demand strict compliance with design and product specifications. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationship with customers and ultimately its and the Company's revenues and profitability.

     With respect to the Company's dialysis operations engaged in through DCA, essential to the Company's profitability is Medicare reimbursement which is at a fixed rate determined by the Health Care Financing Admin-istration ("HCFA"). The level of DCA's, and therefore, the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in com-mercial third-party reimbursement rates.

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

     DCA's future growth depends primarily on the availability of suit-able dialysis centers for acquisition or development in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened a new center in Carlisle, Pennsyl-vania in July, 1997. Its fourth center in Manahawkin, New Jersey has commenced patient treatment and is awaiting regulatory approval. Two additional centers, one in Pennsylvania and one in New Jersey are under construction. There is intense competition for retaining qualified nephrologists, who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

"Year 2000" Impact

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management of the Company and its subsidiaries and is being addressed.

     The singular area impacting DCA is in its electronic billing and maintenance of receivables. Management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider with respect to its billing and maintenance of receivables which has modified the software to alleviate any interruptions in electronic billing and is currently being tested. The cost of the new software modifications to date has been minimal and the Company does not anticipate that there will be any additional material expenses involved. Substantial revenues are derived from Medicare reimbursement and DCA has recently been advised by the HCFA that it is working diligently to insure Medicare's computer systems and networks are year 2000 compliant and that billing systems interface and work properly with no interruptions in claims and payment processing. DCA's equipment suppliers have also indicated the year 2000 issue will not affect per-formance so that DCA, and therefore the Company may continue to provide proper patient care.

     In 1997, Techdyne commenced upgrading its operations software program by acquiring a new Visual Manufacturing software package. It has been and will be integrating this new software system into all of its facilities except Lytton and Techdyne (Scotland). The software program is also anticipated to be installed into Lytton's and Techdyne (Scotland)'s operations sometime in early 1999, most likely with more sophisticated modifications based upon the Company's experience with and internal technological advances to the system. The Visual Manufacturing software will be fully integrated prior to the end of 1999 and should resolve the "year 2000" issue for Techdyne because the software is already year 2000 compliant.

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

Results of Operations

     Consolidated revenues increased by approximately $1,601,000 (15%) and $11,453,000 (42%) for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. Sales revenues for the three months and nine months ended September 30, 1998 increased by $1,502,000 (14%) and $11,432,000 (43%) compared to the preceding year.

     Techdyne sales increased approximately $1,995,000 (22%) and $12,496,000 (57%) for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. The increase was largely attributable to Lytton for which sales of $5,146,000 and $14,796,000 were included for the three months and nine months ended September 30, 1998 compared to $2,779,000 for the same periods of the prior year commencing with Techdyne's acquisition of Lytton on July 31, 1998. There was an increase in domestic sales of $2,558,000 (34%) and $13,461,000 (78%), including the Lytton sales, and a decrease in European sales of $563,000 (36%) and $964,000 (20%) compared to the same periods of the preceding year.

     Approximately 46% of Techdyne's consolidated sales and 41% of the Company's consolidated sales for the nine months ended September 30, 1998 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include Motorola which accounted for 11% and 10% and PMI Food Equipment Group for 18% and 16%, respectively. PMI Food Equipment Group is Lytton's major customer and represented 42% of Lytton's sales for the nine months ended September 30, 1998. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales were not replaced.

     Sales of Techdyne's Scottish-based subsidiary Techdyne (Scotland) accounted for approximately 28% and 45% of the sales of Techdyne (Scotland) for the nine months ended September 30, 1998 and September 30, 1997, respectively. The bidding for Compaq orders has become more competitive which has continued to result substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers; however, there can be no assurance as to the success of such efforts.

     Medical product sales revenues decreased by approximately $113,000 (36%) and $241,000 (18%) for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year due to decreased sales of the principal product of this division.

     Medical services revenues, representing the revenues of the Company's dialysis division, DCA, decreased approximately $392,000 (31%) and $839,000 (25%) for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. This decrease reflected lost revenues of approximately $515,000 and $1,507,000 for those periods resulting from the sale of DCA's Florida dialysis operations on October 31, 1997, which were offset to some degree by increased revenues of DCA's Pennsylvania dialysis centers of approxi-mately $103,000 and $648,000 for the three months and nine months ended September 30, 1998 including revenues of approximately $107,000 and $535,000 for the three months and nine months ended September 30, 1998 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. Although the operations of the Carlisle center have resulted in additional revenues, it is in the developmental stage and, accordingly, its operating results will adversely affect the Company's results of operations until it achieves a sufficient patient count to cover fixed operating costs.

     Other income increased approximately $86,000 and $148,000 for the three months and nine months ended September 30, 1998 which included interest earned on proceeds invested from the October 1997 sale of DCA's Florida dialysis operations.

     Cost of goods sold as a percentage of consolidated sales amounted to 85% for the three months and nine months ended September 30, 1998 compared to 83% and 81% for the same periods of the preceding year reflecting increases for Techdyne, the medical products division and the medical services division.

     Cost of goods sold for Techdyne as a percentage of sales amounted to 87% for the three months and nine months ended September 30, 1998 compared to 88% and 86% for the same periods of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base including changes due to Lytton.

     Cost of goods sold by the medical products division increased to 69% and 68% for three months and nine months ended September 30, 1998 compared to 66% and 64% for the same periods of the preceding year as a result of a change in product mix due to decreased sales of the principal product of this division.

     Cost of medical services sales increased to 72 % for the three months and nine months ended September 30, 1998 compared to 60% and 61% for the same periods of the preceding year reflecting increases in healthcare salaries and supply costs as a percentage of sales and including the operations of the Company's new Carlisle, Pennsylvania center which is still in its developmental stage with the preceding year including higher hospital treatment revenues, which have a substantially lower cost of sales, with the Company's Florida hospital operations having been sold on October 31, 1997.

     Selling, general and administrative expenses increased $225,000 and $762,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. This increase reflected the selling, general and administrative expenses of Lytton, a new dialysis center in Carlisle, Pennsylvania, expenses in connection with the startup of a new dialysis center in Manahawkin, New Jersey and two other centers presently under construction, and increased DCA support functions, which were offset by the decline in expenses resulting from DCA's sale of its Florida dialysis operations on October 31, 1997.

     Interest expense increased by approximately $22,000 and $202,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. This includes increases in interest of approximately $16,000 and $122,000 for the three months and nine months ended September 30, 1998 associated with Techdyne's financing of the Lytton acquisition and increases in interest on Lytton's financing and debt agreements of approximately $11,000 and $89,000 for these periods with such interest included since Lytton's acquisition on July 31, 1997.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 8.5% at September 30, 1998 and December 31, 1997.

Liquidity and Capital Resources

     Working capital totaled $17,408,000 at September 30, 1998, which reflected a decrease of $1,449,000 (8%) during the nine months ended September 30, 1998. Included in the changes in components of working capital was a decrease of $3,481,000 in cash and cash equivalents, which included net cash used in operating activities of $190,000 (including a decrease in income taxes payable of $1,541,000 largely from tax payments on the gain on the Florida dialysis operations sale), net cash used in investing activities of $2,705,000 (including funds used for redemption of minority interest of dialysis subsidiaries of $385,000, additions to property, plant and equipment of $1,123,000 and additional consideration of $154,000 regarding the Lytton acquisition and an advance of $1,278,000 toward the Lytton stock price guarantee) and net cash used in financing activities of $603,000 (including line of credit payments of $263,000, stock repurchases of $179,000 and payments on long-term debt of $163,000).

     Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.6% which had an outstanding balance of $1,275,000 at September 30, 1998 and $1,500,000 at December 31, 1997 and a
$1,600,000 commercial revolving line of credit with interest at prime of which $1,600,000 was outstanding at September 30, 1998 and $1,000,000 at December 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See Note 4 to "Notes to Consolidated Condensed Financial State-ments."

     Techdyne had obtained two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $644,000 at September 30, 1998 and $663,000 at December 31, 1997, and is
secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $97,000 at September 30, 1998 and $127,000 at December 31, 1997 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and subordinated the intercompany indebted-ness due from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from additional equity that is injected into Techdyne and from earnings. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) had a line of credit with a Scottish bank, with an U.S. dollar equivalency of approximately $330,000 at December 31, 1997 that was secured by assets of Techdyne (Scotland) and guaranteed by Techdyne. This line of credit, which was not renewed, operated as an overdraft facility. No amounts were drawn on this line of credit during 1998 and no amounts were outstanding as December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $565,000 at September 30, 1998 and $569,000 at December 31, 1997, based on exchange rates in effect at each of these dates. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisition. Techdyne has guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $154,000 for first year sales levels paid in April 1998. Based upon the closing price of Techdyne's common stock on September 30, 1998, the shares issued in the Lytton acquisition had a fair value of $1,164,000 which could result in additional consideration of approximately $1,236,000 payable in either in cash or in approximately 319,000 shares of Techdyne's stock. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the seller. Techdyne advanced approximately $1,280,000 to the seller. In addition to the seller having sold 5,000 shares of Techdyne's common stock in July 1998, the seller is to sell sufficient shares to yield aggregate proceeds of no more than $1,300,000 towards the Modified Guaranty. Upon the sale of seller's remaining shares up to 195,000 shares, she will repay the advance. Techdyne funded the advance to the seller largely through a drawdown of the previously unused $600,000 of its line of credit and advances from the Company.
To the extent that seller does not have 150,000 shares remaining, Techdyne would make up the difference. If the sale of shares is insufficient to repay the advance, the balance would be forgiven. Pursuant to the Extended Guaranty, sale of the remaining Techdyne shares is guaranteed to yield no less than $1,100,000 if sold on or prior to July 1, 1999 or else Techdyne will make up the difference in either cash or additional common stock or a combination of both. See
Note 9 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions. There was an outstanding balance on this loan of $286,000 as of September 30, 1998 with $549,000 outstanding at December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $783,000 at September 30, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime plus 1%. There was no outstanding balance on this loan as of September 30, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $231,000 at September 30, 1998 and $390,000 at December 31, 1997.
Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $167,000 at September 30, 1998 and $198,000 at December 31, 1997 and is secured by equipment. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     During 1988, the Company, through DCA, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $378,000 and $432,000 at September 30, 1998 and December 31, 1997, respectively. The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $408,000 and $285,000 at September 30, 1998 and December 31, 1997,
respectively, which includes additional financing of approximately $185,000 in 1998. See Note 4 to "Notes to Consolidated Condensed
Financial Statements."

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from its security offering and sale of its Florida dialysis operations will be adequate to finance expan-sion or that sufficient outside financing would be available to fund expansion. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

     DCA's fourth center in Manahawkin, New Jersey is awaiting regu-latory approval as a Medicare provider, and DCA is constructing two new dialysis centers, one in New Jersey and one in Pennsylvania.
The professional corporation providing medical director services to both the New Jersey centers has a 20% interest in those DCA subsidi-aries.

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

     The Company has repurchased 69,000 shares of its common stock for approximately $116,000 during the first nine months of 1998. In September 1998, DCA repurchased 60,000 shares of its outstanding common stock for approximately $64,000. See Note 11 to "Notes to Consolidated Condensed Financial Statements."

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

Inflation

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses incurred in the electronic and electro-mechanical products division by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. In the Company's medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. There-fore, dialysis services revenues cannot be voluntary increased to keep pace with increases, supply costs or nursing and other patient care costs.

                       PART II -- OTHER INFORMATION
                       -------    -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

              (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

              None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended September 30, 1998.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MEDICORE, INC.

                                   /s/ DANIEL R. OUZTS

                                By -----------------------------------
                                   DANIEL R. OUZTS, Vice President/
                                   Finance, Controller and Principal
                                   Accounting Officer

Dated:  November 16, 1998

                              EXHIBIT INDEX


Exhibit
  No.
-------

Part I  Exhibits

       (27)  Financial Data Schedule (for SEC use only)