Form 10-K
period 1998-12-31
MEDICORE INC
filed 1999-03-31
CIK 8643

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from             to
                              ------------    ----------

Commission file number 0-6906
                       ------
                                 MEDICORE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                          59-0941551
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

    2337 WEST 76TH STREET, HIALEAH, FLORIDA                         33016
  -------------------------------------------                    ------------
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

                               Title of each class
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 12, 1999 was approximately $6,225,000.

         As of March 12, 1999 the Company had outstanding 5,715,540 shares of common stock.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on June 9, 1999.

         Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1995 and 1997, Part IV, Exhibits.

         Annual Reports for Registrant's Subsidiary, Techdyne, Inc., Forms 10-K for the years ended December 31, 1991, 1995 and 1997, Part IV, Exhibits.

         Registration Statement of Registrant's Subsidiary, Techdyne, Inc., Form SB-2, effective September 13, 1995, Registration No. 33-94998-A, Part II, Item 27, Exhibits.

         Registration Statement of Registrant's Subsidiary, Techdyne, Inc., Form S-3, Effective December 11, 1996, Registration No. 333-15371, Part II, Item 16, Exhibits.

         Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the years ended December 31, 1996, 1997 and 1998, Part IV, Exhibits.

         Registration Statement of Registrant's Subsidiary, Dialysis Corporation of America, Form SB-2, effective April 17, 1996, Registration No. 333-80877A,
Part II, Item 27, Exhibits.

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998
                                                                           Page
                                                                           ----
PART I

         Item 1.    Business..............................................    1

         Item 2.    Properties............................................   19

         Item 3.    Legal Proceedings.....................................   21

         Item 4.    Submission of Matters to a Vote of Security Holders...   21

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters.......................   21

         Item 6.    Selected Financial Data...............................   22

         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........   22

         Item 7A.   Quantitative and Qualitative Disclosures About
                    Market Risk...........................................   35

         Item 8.    Financial Statements and Supplementary Data...........   35

         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................   35

PART III

         Item 10.   Directors and Executive Officers of the
                    Registrant............................................   36

         Item 11.   Executive Compensation................................   36

         Item 12.   Security Ownership of Certain
                    Beneficial Owners and Management......................   36

         Item 13.   Certain Relationships and Related Transactions........   37

PART IV

         Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................   38

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its 62% owned public subsidiary, Techdyne, Inc. ("Techdyne") is involved as a manufacturer, the nature of and future development of the dialysis industry in which its 68% owned public subsidiary, Dialysis Corporation of America ("DCA"), is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting the Company and its operations, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Forms S-3 (effective November 11, 1996 and November 4, 1997, respectively), and DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.


ITEM 1.  BUSINESS

GENERAL

         Medicore, Inc., incorporated in Florida in 1961, has three business segments. One is the medical product division which distributes medical supplies. This division recently initiated its own production of lancets. A second business segment is the international contract manufacturing of electronic and electro-mechanical products, primarily for the data processing, telecommunications, instrumentation and food preparation equipment industries. This is accomplished through Medicore, Inc.'s 62% owned public subsidiary, Techdyne, Inc. ("Techdyne"). Techdyne's wholly-owned subsidiaries include Lytton Incorporated ("Lytton") acquired in July 1997, Techdyne (Scotland) Limited ("Techdyne (Scotland)") and Techdyne Livingston Limited, a subsidiary of Techdyne (Scotland). The third business segment involves the operation of kidney dialysis centers through its 68% owned public subsidiary Dialysis Corporation of America ("DCA"). See Note 6 to "Notes to Consolidated Financial Statements."

         Medicore and its subsidiaries are collectively hereinafter referred to as "Medicore" or the "Company."

         The Company's executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Its telephone number in Florida is (305) 558-4000 and in New Jersey is
(201) 288-8220.

MEDICAL PRODUCTS

         The Company develops and distributes medical supplies, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. The Company additionally distributes a line of blood lancets used to draw blood for testing. Developed by the Company and previously manufactured by Techdyne, which lancet manufacturing has recently been taken over by Medicore, the lancets are distributed under the names Medi-Lance(TM) and Lady Lite(TM) or under a private label if requested by the customer. Marketing of medical products is conducted by independent manufacturer representatives and employees of the Company.

ELECTRONIC MANUFACTURING INDUSTRY

         Techdyne is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Included among its customers are several Fortune 500 companies. Approximately 89% of sales are domestic and 11% are effected by Techdyne's Scottish subsidiary, Techdyne (Scotland) in the European markets and to a limited extent in the Middle East.

         Custom-designed products that the Company produces through Techdyne primarily include complex printed circuit boards ("PCBs"), conventional and molded cables and wire harnesses, and electro-mechanical assemblies. Techdyne also provides OEMs with value-added, turnkey contract manufacturing services and total systems assembly and integration, and delivers manufacturing and test engineering services and materials management, with flexible and service-oriented manufacturing and assembly services for its customers' high-tech and rapidly changing products.

         The Company believes that many OEMs view contract manufacturers as an integral part of their manufacturing strategy. Outsourcing their manufacturing of electronic assemblies enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. OEMs are looking more to contract manufacturers, like Techdyne, to provide a broader scope of value-added services, including manufacturing, engineering and test services. OEMs rely on contract manufacturers for partial component assemblies and complete turnkey manufacturing of entire finished products. Another factor which leads OEMs to utilize contract manufacturers is reduced time-to-market using the contract manufacturer's expertise and advanced and automated manufacturing processes.

         TECHDYNE'S BUSINESS STRATEGY

         In recent years, the electronic contract manufacturing industry has exhibited substantial growth. The Company believes this growth has resulted from a vastly increased number of OEMs adopting an external manufacturing philosophy coupled with the overall growth of the electronics industry. This philosophy is motivated by the increased capital necessary to acquire modern, highly automated manufacturing equipment for the OEMs to access leading manufacturing technologies and capabilities, to reduce inventory, and to realize the cost benefits of the improved purchasing power, labor efficiency and overall cost benefits of contract manufacturers. In response to these industry trends, the Company's objective is to become a stronger competitive force and provider of electronic contract manufacturing services for OEM customers, particularly in view of constantly changing and improving technology and therefore, shorter product life cycles. Techdyne will continue to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. The Company believes that creating and maintaining long-term relationships with customers requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. The Company intends to maintain its high quality of service through expansion of Techdyne's vertically integrated manufacturing capabilities, final system assemblies and testing.

         Management also believes it develops closer and more economically beneficial relationships with its customers through its geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Scotland. Techdyne's diverse locations help reduce costs and ensure timely delivery to its customers. Management continues to pursue expansion in different markets to better serve existing customers and obtain additional new customers. Techdyne's acquisition of Lytton in 1997 provided the Company with a new geographic and end user market and continues to complement Techdyne's operations and further its business strategy by expanding its customer base, broadening its product line, entering new geographic areas, and enhancing its manufacturing capabilities.

         More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of its processes, and Techdyne's early involvement in the design process using its computer-aided design ("CAD") system.

         Techdyne is improving its material acquisition process in an attempt to better its purchasing power by identifying materials used across customer lines through installation of a new software program. See "Supplies and Material Management" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Management is also attempting to consolidate vendors to achieve better purchasing power. Techdyne believes these efforts will provide it with better leverage in material pricing, and permit Techdyne to be more competitive when bidding for manufacturing work and turnkey business by allowing it to track actual costs against customer quotes, thereby enabling it to reduce costs and more accurately manage operating margins.

         PRODUCTS AND SERVICES

         Approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, are manufactured by Techdyne for over 100 OEM customers.

         PRINTED CIRCUIT BOARDS

         PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The variety of PCBs produced by Techdyne include pin-through-hole ("PTH") assemblies, low and medium volume surface mount technology ("SMT") assemblies, and mixed technology PCBs, which include multilayer PCBs.

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

         Techdyne also produces multilayer PCBs, which consist of three or more layers of a PCB laminated together and interconnected by plated-through holes with metallic interconnecting paths on a non-conductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Multilayer boards increase packaging density, improve power and ground distribution, and permit the use of higher speed circuitry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for multilayer PCBs, as they provide increased reliability, density and complexity.

         Fiscal 1996 reflected sales revenues of approximately 8% derived from PCBs. However, 1997 expansions, particularly the acquisition of Lytton, have resulted in PCB manufacturing yielding approximately 48% of Techdyne's 1998 sales revenues.

         CABLE AND HARNESS ASSEMBLIES

         A cable is an assembly of electrical conductors insulated from each other and twisted around a central core and jacketed. Cables may be molded or non-molded.

         Techdyne offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include multiconductor, ribbon, co-axial cable assemblies, and discrete wire harness assemblies. Techdyne uses advanced automated and semi-automated manufacturing processes, in-line inspection and computer testing.

         Techdyne maintains a large assortment of standard tooling for D-Subminiature ("D-Subs"), DIN connectors and phono connectors. D-Subs are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors with from two to four pairs of wires used for computer keyboards. Today's computers are multi-media, providing audio as well as video, such as the CD-ROM.

         Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. The cable sales of Techdyne comprised approximately 42% of its total sales revenue for 1998.

         CONTRACT MANUFACTURING

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by the Company through its CAD system, engineering and supply procurement. Techdyne develops manufacturing processes and tooling and test sequences for new products of its customers. It also provides design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and the Company will assist in the design and engineering or manufacture to the customer's specifications. Contract manufacturing products include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

         REWORKING AND REFURBISHING

         Customers provide Techdyne with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

         Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 10% of sales of Techdyne for 1998. Management believes that PCB sales and contract manufacturing will provide Techdyne with substantial increases in revenues in the next few years.

         MANUFACTURING

         Components and products are custom designed and developed to fit specific customer requirements and specifications. Techdyne attempts to develop a "partnership" relationship with many of its customers by providing a responsive, flexible, total manufacturing service. Such service includes computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, quality assurance, inventory management, development of special manufacturing processes and acquisition of special equipment for that particular customer and its needs, tooling and test sequences for new products from product designs received from its customers or developed by Techdyne from customer requirements. The Company's industrial, electrical and mechanical engineers work in close liaison with its customers' engineering departments from inception through design, prototypes, production and packaging. Upon completion of engineering, a prototype or preproduction samples are produced. Materials procurement includes planning, purchasing and warehousing electronic components and materials used in the assemblies and finished products.

         Techdyne's PCB assembly operations are geared toward advanced SMT. Lytton provides Techdyne with increased PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. The manufacturing of PCBs involves several steps including the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors.

         Techdyne also offers a wide range of custom manufactured cables and harnesses for molded and mechanical applications. The Company uses advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques. Techdyne maintains a large assortment of standard tooling and modern state-of-the-art equipment at all of its facilities for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits it to produce conventional and complex molded cables.

         In addition to assembly operations in the last few years, Techdyne has become more involved in contract manufacturing of moderate to high volume turnkey assemblies and sub-assemblies, including injection molded and electronic assembly products.

         The Scottish manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incorporating multifaceted design and production capabilities.

         SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in Techdyne's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. These materials are readily available from a large number of suppliers and manufacturers, and Techdyne has not experienced any significant disruptions from shortages of materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. Techdyne utilizes a computerized system of material requirements planning, purchasing, sales and marketing functions, which is being updated through the installation of the Visual Manufacturing software in all of its facilities, most of which has been accomplished, and is expected to be completely integrated in its Ohio and Scottish facilities by June 30, 1999. This new software not only has improved its material acquisition process but is also Year 2000 compliant. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Techdyne procures components from a select group of vendors which meet its standards for timely delivery, high quality and cost effectiveness, and orders supplies generally when it has a purchase order or commitment from its customer for the completed assembly. Techdyne's inventory management allows its customers to increase or decrease volume requirements within established frameworks and results in reduced obsolescence problems, which in turn improves overall efficiency. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         QUALITY AND PROCESS CONTROL

         Quality control is essential to Techdyne's operations since low-cost and high quality production are primary competitive standards and are vital to the services of the Company. See "Competition" below. In March, 1995 for its Hialeah, Florida facility Techdyne received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Scotland) received its BS 5750 quality assurance designation in 1991 from British Standards Institute. Lytton received its ISO 9002 quality designation in 1995 from Eagle Registrations, Inc. Product components, assemblies and sub-assemblies manufactured by Techdyne are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations.

         Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufacturing process. Techdyne strives for a CPK of two, i.e., twice as critical as customer tolerances. During the course of initial qualification and production cycles, new and existing customers inspect Techdyne and its operations. Over the years Techdyne's product and manufacturing quality has received excellent ratings. Management believes it is one of the manufacturers of choice for the major Fortune 500 companies, certain of which are its customers, based upon its excellent record of quality production.

         Total quality, timely delivery and customer satisfaction is management's philosophy. High levels of quality in every area of Techdyne's operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying work flow and implementing necessary changes to deliver higher quality levels. Techdyne maintains regular contact with its customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support its high level of quality and on-time delivery.

         CUSTOMERS

         Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Techdyne's revenue was distributed over the following industry segments:

                                                Year Ended December 31,
                                    --------------------------------------------
                                      1998               1997              1996
                                    --------           --------         --------
Data processing                       29%                40%                74%
Telecommunications                    20%                 7%                 9%
Instrumentation                       17%                16%                 8%
Food preparation equipment (1)        18%                19%                --%

(1)  Accomplished through Lytton, a Techdyne subsidiary acquired in July, 1997.

         The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of Techdyne's net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on the Company's results of operations. In the past, certain customers have terminated their manufacturing relationship with Techdyne, or otherwise significantly reduced their product orders. There can be no insurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on the Company's results of operations.

         Techdyne and consequently the Company are dependent upon the continued growth, viability and financial stability of Techdyne's customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of Techdyne's customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations.

         Techdyne also generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of its customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by Techdyne, the Company's operating results and financial condition would be adversely affected.

         In 1998, 50% of Techdyne's sales were made to numerous locations of five major customers. The table below sets forth the respective portion of net sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of net sales in any respective period.

                            Percentage of Net Revenue

                                                1998         1997       1996
                                                ----         ----       ----
PMI Food Equipment Group ("PMI")                 18%           *          *
Compaq Computer Corporation ("Compaq")            *            *         35%
International Business Machines ("IBM")           *           19%        18%
EMC                                               *           10%        12%
Motorola, Inc ("Motorola")                       10%           *          *

* less than 10% for that year

         Techdyne sells to approximately an additional 100 other companies, which comprise the remaining 50% of sales. Lytton had approximately 41% of its sales for fiscal 1998 to PMI. Techdyne (Scotland) had a substantial portion of its 1998 sales, approximately 26%, to Compaq and related suppliers. During the last three years, bidding for Compaq orders became more competitive due to Far Eastern competitors which resulted in substantially reduced sales to that customer with lower profit margins on remaining sales. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         MARKETING AND SALES

         Techdyne continues to pursue expansion and diversification of its customer base and it is targeting emerging OEMs in high growth industry segments. The Company's principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through its sales managers and executive staff, and through its independent sales representatives. Sales managers, directed and supported by the executive staff, identify and attempt to develop relationships with potential customers who exemplify financial stability, a need for electronic and electro-mechanical component assembly and manufacturing, anticipated unit volume, and a history of establishing long-term relationships.

         Domestic sales are generated by six regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are also 11 in-house sales/marketing personnel, including Barry Pardon, the President of Techdyne. The regional sales managers have four independent manufacturer representative agencies who employ approximately 13 sales representatives. Sales are also generated through catalogues, brochures and trade shows.

         Techdyne (Scotland) has four in-house sales personnel who market its products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Electronic Manufacturing Industry - Reworking and Refurbishing" above) to customers in Scotland, England, Ireland, Germany and the Middle East.

         Substantially all of Techdyne's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some distribution is accomplished under open purchase orders with components released against customer requests.

         BACKLOG

         On December 31, 1998, Techdyne's backlog of orders amounted to approximately $11,817,000, of which approximately $8,354,000 (approximately 71%) was represented by the orders from its Lytton operations and approximately $673,000 (approximately 6%) was represented by orders for Techdyne (Scotland) operations. Last year the backlog was approximately $14,029,000 of which approximately $7,300,000 was derived from Lytton operations and approximately $2,054,000 was represented by orders of Techdyne (Scotland) operations.
Management believes, based on past experience and relationships with its customers and knowledge of its manufacturing capabilities, that substantially all of Techdyne's backlog orders are firm and should be filled within six months. The purchase orders that Techdyne has do not provide for cancellation, but Techdyne occasionally allows cancellations and frequently rescheduling of deliveries at its discretion. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. The variations in the size and delivery schedules of purchase orders received by Techdyne may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

DIALYSIS OPERATIONS

         The Company, through DCA and its subsidiaries, currently operates five outpatient dialysis treatment centers, four in Pennsylvania and one in New Jersey, with a current capacity of 41 licensed stations but designed for a maximum of 71 stations. The Company also provides inpatient dialysis services to several hospitals where the dialysis facilities are located. The outpatient dialysis centers in Pennsylvania are located in Carlisle, Lemoyne, Wellsboro and Chambersburg, Pennsylvania. The New Jersey facility is situated in Manahawkin, New Jersey, and another facility in Toms River, New Jersey is in development. Other new dialysis facilities are anticipated, presently through construction and development of new dialysis centers as opposed to acquisition.

         Home patient dialysis services, or Method II patient treatment, which includes dialysis training for patients at home, primarily for continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"), which involves providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who are able to perform treatment at home. DCA Medical Services, Inc. ("DCAMS") is a wholly owned subsidiary which operates the homecare operations in Pennsylvania.

         ESRD TREATMENT OPTIONS

         Kidneys generally act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, or End-Stage Renal Disease ("ESRD"), which results from chemical imbalance and buildup of toxic chemicals, is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. Without regular treatment or kidney transplantation ESRD is fatal.

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either CAPD or CCPD, usually performed at the patient's home; and/or (3) kidney transplant. The significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (approximately 83%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. The toxins and excess fluid pass through a semi-permeable membrane into one chamber and the dialysis fluid is circulated through the other chamber. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instruction and supervision.

         A second treatment for ESRD patients is peritoneal dialysis, which is usually performed at home. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes dialysis solution installed manually into the patient's peritoneal cavity through a surgically-placed catheter remaining in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping.

         The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

         DCA'S BUSINESS STRATEGY

         DCA,  having  22  years  experience  in  successfully   developing  and
operating dialysis treatment facilities, plans to use such experience and expertise to expand its dialysis operations, including provision of ancillary services to patients. First in DCA's objectives is top quality patient care. In June, 1998, there were approximately 3,470 Medicare approved ESRD facilities of which approximately 65% were independent for-profit dialysis centers (non-hospital centers). A substantial number of these freestanding centers are owned by physicians or major corporations, certain of which are public companies. Management intends to continue to establish alliances with physicians and hospitals and to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care, its smaller size which allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         A new Vice President was added to DCA management in 1998 to direct and supervise the development and acquisition of new dialysis facilities. Under his direction, DCA is actively seeking and negotiating with several physicians to establish new outpatient dialysis facilities at several locations. While the Company is continually pursuing new opportunities, there are no firm agreements, other than the Toms River, New Jersey facility, to acquire or develop any additional facilities or to provide inpatient dialysis treatment, and no assurance can be given that any such agreements will be made or that development of the Toms River facility will be completed.

         DCA endeavors to increase same center growth by adding quality staff and management and attracting new patients to its existing facilities by rendering high caliber patient care in convenient, safe and serene conditions for everyone involved. The Company believes that it has existing adequate space and stations within DCA's facilities to accommodate greater patient volume and maximize its treatment potential and is working to achieve such increase, to lower its fixed costs, and operate at a greater efficiency level.

         One of the primary elements in acquiring or developing facilities is locating an area with an existing patient base under the current treatment of a local nephrologist. Other considerations in evaluating a proposed acquisition or development of a dialysis facility are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity to the proposed center.

         Expansion of the Company's dialysis operations is being approached presently through the development of its own dialysis facilities. Acquisition of existing outpatient dialysis centers, which the Company has not done in the past, is a faster but much more costly means of growth.

         To construct and develop a new facility ready for operations may take an average of four to six months and 12 months or longer to generate income, all of which are subject to location, size and competitive elements. To construct a 12 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities may range from $40,000 to $70,000 per patient. Therefore, a facility with 30 patients could cost from $1,200,000 to $2,100,000 subject to location, competition, nature of facility and negotiation.

         OPERATIONS OF DIALYSIS FACILITIES

         DCA's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. DCA's facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

         In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker and a part-time registered dietitian, who all supervise each aspect of patient treatments. The Company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

         DCA's facilities offer high-efficiency and conventional hemodialysis, which, in the Company's experience, provides the most viable treatment for most patients. The Company considers its dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment. In 1998, DCA leased an additional 17 machines which are more advanced and include better safety features and updated technology. The addition of the improved equipment enhances DCA's ability to provide more efficient treatment.

         DCA's facilities also offer home dialysis, primarily CAPD and CCPD. Training programs for CAPD or CCPD generally encompass two to three weeks at each facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by DCA.

         Dialysis Services of PA., Inc. - Lemoyne commenced operations in June, 1995 and for the years ended December 31, 1997 and 1998, provided approximately 7,241 and 7,468 dialysis treatments, respectively. Dialysis Services of PA., Inc. - Wellsboro commenced operations in September, 1995 and for the years ended December 31, 1997 and 1998, provided 2,298 and 3,602 dialysis treatments, respectively. Dialysis Services of PA., Inc. -Carlisle commenced operations in the third quarter of 1997, providing 1,346 treatments at year end and for the year ended December 31, 1998, provided 3,483 treatments. From July, 1998 to December 31, 1998, Dialysis Services of NJ - Manahawkin provided 247 treatments. The Chambersburg, Pennsylvania facility became operational in January, 1999.

         The Company estimates that on average DCA's centers were operating at approximately 56% of capacity as of December 31, 1998, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. The Company believes that DCA may increase the number of dialysis treatments at its centers without making additional capital expenditures.

         DCA sold four of its dialysis centers in 1989, and since that time it has incurred operational losses. Although DCA has reflected income over the years, this was due to interest income, including interest on funds received through advances to the Company.

         INPATIENT SERVICES

         Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. The Company provides acute care inpatient dialysis services to three hospitals in areas serviced by three of the Company's five dialysis facilities and is in the process of negotiating additional contracts in the areas surrounding its other facilities and in tandem with development of future proposed sites. Each of its dialysis facilities provides training, supplies and on-call support services for home peritoneal patients. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. DCA believes that these arrangements are beneficial to its operations, since the contract rates are negotiated and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

         ANCILLARY SERVICES

         The Company's dialysis facilities provide certain ancillary services to ESRD patients, including the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services that DCA provides to patients in addition to EPO are electrocardiograms and blood transfusions, all of which are separately reimbursed by Medicare. See "Medicare and Medicaid Reimbursement" below.

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

         Agreements with medical directors are usually for a term of five years or more with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period.

         The Company's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist with an existing patient base to serve as the Company's medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, DCA and the Company.

         QUALITY ASSURANCE

         DCA implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to its patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements of the quality of care. DCA's manager of compliance, who is a registered nurse, oversees this program in addition to ensuring that DCA meets federal and state compliance requirements for dialysis centers. See "Regulation" below.

         PATIENT REVENUES

         DCA's net revenues are derived primarily from four sources: (i) outpatient hemodialysis services; (ii) home dialysis services, including Method II services; (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and other healthcare entities; and
(iv) ancillary services associated with dialysis treatments, primarily certain tests and the administration of EPO. For each of the two years ended December 31, 1997 and 1998, approximately 74% of DCA's revenues were derived from Medicare reimbursement. Average net revenue per treatment, which includes all sources of payments, governmental or private, for DCA's in-center and home patients, including ancillary services, was approximately $205 for the year ended December 31, 1998, as compared to $206 for the year ended December 31, 1997.

         According to statistics published by the Health Care Financing Administration ("HCFA"), 92% of all ESRD patients who receive dialysis treatment are funded under the Medicare ESRD Program established by the federal government under the Social Security Act, and administered in accordance with prescribed rates set by HCFA of the Department of Health and Human Services ("HHS"). Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays approximately 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on location of the center. See "Medicare Reimbursement" below. The remaining 20% may be paid by Medicaid if the patient is eligible, or if not, from private insurance funds or the patient's personal funds. Pennsylvania and New Jersey, presently the states in which the Company operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and governmental funding restrictions, which may adversely affect DCA's and the Company's revenues and dialysis services payments. See "Medicare and Medicaid Reimbursement" below.

         The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees. Inpatient treatments accounted for approximately 16% and 11% of DCA's revenues for the years ended December 31, 1997 and 1998, respectively.

         MEDICARE AND MEDICAID REIMBURSEMENT

         DCA is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, and substantially by Medicare under a prospective reimbursement system for chronic dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. This form of reimbursement limits the allowable charge per treatment, but provides DCA with predictable and recurring per treatment revenues and allows it to retain any profit earned.

         DCA receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $122 and $124 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"), a new commission mandated by the Balanced Budget Act of 1997 and continuing the work of the Prospective Payment Assessment Commission ("PROPAC"). Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $134 per treatment. In 1990, Congress required that HHS and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. Any rate increase by Congress must be considered in the context of Medicare budgetary concerns. In 1998, MedPAC recommended a 2.7% increase in the amount paid to dialysis facilities for performance of services, which if passed by Congress, would constitute the second increase that has been approved for the ESRD program since its inception. Congress is not required to implement such recommendation and could either raise or lower the reimbursement rate.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO. The proposal to reduce the reimbursement rate of EPO from $10 per 1000 units to $9 per 1000 units could adversely impact DCA's income from EPO if the proposal is enacted by Congress in 1999. There is no assurance, though, that Congress will legislate the EPO reduction into law.

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. DCA is a licensed ESRD Medicaid provider in Pennsylvania, and has applied to be an approved Medicaid provider in New Jersey.

         The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate or Medicaid reimbursement could have a material adverse effect on DCA and the Company's business, revenues and net earnings.

REGULATION

         TECHDYNE

         Techdyne's operations are subject to certain federal, state and local regulatory requirements relating to environmental waste management and health and safety matters. These regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. Management believes that Techdyne complies with applicable regulations pertaining to health and safety in the workplace, including those promulgated by OSHA, and the use, storage, discharge and disposal of chemicals used in its manufacturing processes. Techdyne periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste. The current costs of compliance are not material to Techdyne or the Company. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future, and if so imposed, will not involve substantial additional expenditures.

         DCA

         Dialysis treatment centers must comply with various state and federal health laws which are generally applicable to healthcare facilities. The dialysis center must meet a variety of governmental standards including but not limited to maintenance of equipment and proper records, personnel and quality assurance programs. Each of the dialysis facilities must be certified by HCFA, and the Company must comply with certain rules and regulations established by HCFA regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. These requirements have been satisfied by each of the Company's dialysis facilities.

         DCA's record of compliance with federal, state and local governmental laws and regulations remains excellent. DCA regularly reviews legislative changes and developments and will restructure a business arrangement if management determines such might place it in material noncompliance with such law or regulation. To date, none of DCA's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that DCA's business arrangements will not be the subject of a future investigation or prosecution by a federal or state gov-ernmental authority which could result in civil and/or criminal sanctions.

         The Social Security Act prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-kickback Statute." The Anti-kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. The federal government in 1991 and 1992 published regulations that established exceptions, "safe harbors," to the Anti-kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

         DCA attempts to structure its arrangements with its physicians to comply with the Anti-Kickback Statute. However, many of these physicians refer patients to DCA's facilities, therefore the federal Anti-kickback Statute could be found to apply to referrals by such physicians to the Company's facilities. Management believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by DCA generally cannot, by their very nature, be over-utilized, since dialysis treatment is not elective and cannot be prescribed unless there is temporary or permanent kidney failure. However, these relationships do not satisfy all of the criteria for the safe harbor, and there can be no assurance that the relationships with DCA's medical directors will not subject DCA and the Company to investigation or prosecution by enforcement agencies. There can be no assurance that DCA will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge. The Company cannot predict the outcome of the rule-making process or whether changes in the safe harbor rules will affect the Company's position with respect to the Anti-kickback Statute, but does believe it will remain in compliance.

         The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. This ban is subject to several exceptions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming reimbursement, will receive civil penalties and may be excluded from the Medicare program.

         Last year, HCFA released proposed rules that interpret the provisions of Stark II ("Proposed Rules"). Management believes, based upon the Proposed Rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by DCA incident to dialysis services within the Stark II prohibitions. There can be no assurance, though, that final Stark II regulations will adopt such a position.

         If the provisions of Stark II were found to apply to DCA's arrangements with its medical directors, however, the Company believes that it would be in compliance. DCA compensates its nephrologist-physicians as medical directors of its dialysis centers pursuant to Medical Director Agreements. Also, acute care inpatient hospital arrangements for dialysis services are excluded under the Proposed Rules from the prohibition on physician referrals based upon the fact that the services provided under these arrangements are rendered under emergency circumstances and are necessary treatments. The Company believes that DCA's contractual arrangements with hos-pitals for acute care inpatient dialysis services are in compliance with this exception.

         If HCFA or any other government entity takes a contrary position in the Stark II final regulations or otherwise, DCA may be required to restructure certain existing compensation agreements with its medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. There can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the Company.

         In 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ("HIPA"), a package of health insurance reforms which include a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. Under these programs, these governmental entities will undertake a variety of monitoring activities which were previously left to providers to conduct, including medical utilization and fraud review, cost report audits, secondary payor determinations, reports of fraud and abuse actions against providers will be shared as well as encouraged by rewarding whistleblowers with money collected from civil fines.

         The Company's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of the Company's waste is non-hazardous. HCFA requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. Medical waste at each of DCA's facilities is handled by licensed local medical waste sanitation agencies, who are primarily responsible for compliance.

         There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection. The Company adheres to OSHA's protective guidelines, including regularly testing employees and patients for exposure to hepatitis B and providing employees subject to such exposure with hepatitis B vaccinations on an as-needed basis, protective equipment, a written exposure control plan and training in infection control and waste disposal.

         Although the Company believes that DCA substantially complies with currently applicable state and federal laws and regulations and to date has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on the Company's operations cannot be predicted. No assurance can be given that DCA's activities will not be reviewed or challenged by regulatory authorities.

PATENTS AND TRADE NAMES

         The Company sells certain of its medical supplies and products under the trade name Medicore(TM). Certain of its lancets are marketed under the trade names Medi-Lance(TM) and Lady Lite(TM).

         The Company is the assignee of three patents relating to its lancets. The issuance of a patent does not assure protection against the development of similar, if not superior processes, know-how and products. The Company does not rely on patents or trademarks in its electro-manufacturing operations and manufacturing of medical products. The Company instead places its importance more upon design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

COMPETITION

         The medical supply operations are extremely competitive and the Company is not a significant competitive factor in this area.

         In the electronics manufacturing industry, the Company experiences substantial competition from many areas including divisions of large electronic and high-technology firms, as well as from numerous smaller but more specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations, especially in the Far East. Techdyne also competes with in-house manufacturing operations of current and potential customers. Although Techdyne has been expanding, certain of the Company's competitors have broader geographic coverage to serve their customers and attract additional business, and are more established in the industry with substantially greater financial, manufacturing and marketability resources than the Company. Management believes the primary competitive factors to be price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. The Company believes it competes favorably in these areas. During downtimes in the electronics industry, OEMs become more price sensitive and those manufacturers who have greater direct buying power with component suppliers or who have lower cost structures are more competitive. In the PCB area major competitors include SCI Systems, Inc., Jabil Circuit, Sanmina Corporation, Benchmark Electronics, Inc., ACT Manufacturing, Inc. and others. Major competitors in the cable and harness assembly market include Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., Escod Industries and others.

         The operation of kidney dialysis centers is extremely competitive and DCA competes with numerous providers, many of which are facilities owned by physicians or major corporations, some of which are public. The Company's operations are small in comparison to these public companies. Many of these competitors, including Fresenius AG, Renal Care Group, Inc., Total Renal Care Holdings, Inc., and Everest Healthcare Service Corp., have substantially greater financial resources and many more centers and patients than DCA, which provides these larger facilities with a significant advantage in competing for acquisitions of dialysis facilities and the ability to attract and retain qualified nephrologists, who are normally a substantial source of patients for the dialysis center. Hospitals and other outpatient dialysis centers also compete with the Company's dialysis operations. Competitive factors that are most significant in dialysis treatment are the quality of care and service, convenience of location, availability of a local nephrologist, and pleasantness of environment. The Company is not a significant competitive force in kidney dialysis services primarily based upon DCA's ownership of a limited number of centers and the size of each of its facilities.

         Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation instead of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy.

EMPLOYEES

         The Company and its subsidiaries employ approximately 560 full time employees of which 14 are administrative, 42 are with the dialysis operations, 6 are engaged in the medical supply operations, and 503 are with Techdyne's electronic manufacturing operations (domestic and Scotland). In addition, Techdyne utilizes approximately 70 temporary workers, retained through local agencies, on a regular basis, and DCA employs 16 part-time and 9 part-time contract employees.

ITEM 2.  PROPERTIES

         The Company leases 2,800 square feet for its executive offices in Hialeah, Florida, and at a different location in Hialeah, Florida, leases 5,000 square feet for its medical supply operations, each lease through December 31, 2002. It also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2001.

         DCA owns two properties, one located in Lemoyne, Pennsylvania, and the second in Easton, Maryland. The Maryland property consists of approximately 7,400 square feet which is leased to the purchaser (in 1989) of one of DCA's dialysis centers and a competitor of DCA, through March 31, 2003. The Lemoyne property of approximately 15,000 square feet houses DCA's dialysis center of approximately 5,400 square feet and 2,500 square feet of its space for its executive offices. DCA's subsidiary leases this facility from DCA under a five year lease that commenced December 23, 1998, with two renewal periods of five years. The Easton, Maryland and Lemoyne, Pennsylvania properties are subject to mortgages from a Maryland banking institution extending through November, 2003. As of December 31, 1998, the remaining principal amount of the mortgage on the Lemoyne property was approximately $160,000 and on the Easton property was approximately $200,000. Each mortgage bears interest at 1% over the prime rate and is secured by the real property and DCA's personal property at each location. The bank has a lien on rents due DCA and security deposits from the leases. The bank has to approve all leases, subleases, alterations, improvements and sales relating to the properties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As lessor, DCA also leases space at its Lemoyne, Pennsylvania property to one other unrelated party for their own business activities unrelated to dialysis services or to the Company. The lease is for approximately 1,500 square feet through December 31, 2002.

         The dialysis facility in Wellsboro, Pennsylvania consists of approximately 3,500 square feet, leased by DCA's subsidiary in Wellsboro for five years through September, 27, 2000 with two renewals of five years each. The Carlisle, Pennsylvania 4,340 square foot dialysis facility is leased under a five year lease through June 30, 2002, with two renewals of five years each. DCA's subsidiary in Manahawkin, New Jersey signed a five year lease for its new dialysis facility for approximately 3,700 square feet, renewable for two consecutive five year periods commencing December 1, 1998, with an additional 940 square feet of space free of rent until June 30, 2000, after which time DCA's subsidiary will pay the agreed per square foot price as stipulated in the original lease. The facility in Chambersburg, Pennsylvania, consisting of 7,000 square feet of space, is leased for a five year term with two renewal periods of five years each commencing January 1, 1999. Approximately 1,800 square feet was sublet to a medical practice.

         DCA's new subsidiary in Toms River signed a lease agreement to construct a new facility in Toms River, New Jersey for a term of five years from December 8, 1998, with two renewal periods of five years each.

         The Lemoyne and Wellsboro, Pennsylvania facilities, both of which initiated operations in 1995, are currently operating at approximately 72% and 68% capacity, respectively, and Carlisle, Pennsylvania has operated at 47% capacity for 1998. Since DCA's subsidiaries in Manahawkin, New Jersey and

Chambersburg,   Pennsylvania,   recently  commenced   operations,   an  accurate
operational capacity is not known at this point. The existing dialysis facilities could accommodate greater patient volume subject to obtaining appropriate governmental approval.

         The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master-lease/purchase agreement ("1996 Master Lease") with a $1.00 purchase option at the end of the term. DCA leased new equipment for its Manahawkin, New Jersey and Chambersburg, Pennsylvania facilities beginning May and November, 1998, respectively, under the 1996 Master Lease in addition to the 1997 leases for equipment at the Lemoyne and Carlisle, Pennsylvania facilities.

         Techdyne's domestic operations are headquartered in Hialeah, Florida which consists of 16,000 square feet of space for its executive offices and 12,000 square feet for its manufacturing facilities and warehousing, leased from the Company under five year leases expiring March 31, 2000. These facilities are located in two adjacent buildings acquired by the Company from Techdyne in 1990 which also included the purchase of a parcel of land adjacent to these buildings used for parking. See "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999 incorporated herein by reference. The Company also owns a small parcel of land near Techdyne's offices in Hialeah, Florida which is used as a parking lot, and a small, undeveloped parcel adjacent to Techdyne's warehouse available for future expansion.

         Techdyne leases manufacturing, warehousing and office facilities in (i) Houston, Texas for 15,000 square feet, leased until April, 2002, (anticipates subleasing certain non-manufacturing space), (ii) Austin, Texas for 18,225 square feet under a lease to May, 2002, and (iii) Milford, Massachusetts for 5,500 square feet of space through March, 2002. Each lease has one five year renewal. Techdyne is using the additional space at its Austin, Texas facility by combining its Houston non-manufacturing and part of its Houston manufacturing operations. A minimal portion of the Austin facility has been sublet on a month-to-month basis. The Company keeps a sales representative at its manufacturing facility in Houston, Texas.

         In July, 1997, Techdyne acquired Lytton in Dayton, Ohio and with that acquisition leased a 77,800 square foot manufacturing and office facility under a lease to July 31, 2002 with two renewals of five years each. The landlord, a limited liability company, is owned by the former president of Lytton. See "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference. Techdyne has a right of first refusal and an option to purchase these premises. This lease is guaranteed by the Company.

         Techdyne (Scotland) owns an approximately 31,000 square foot facility in Livingston, Scotland subject to a 15-year mortgage due July, 2009 which has a U.S. dollar equivalency of approximately $545,000 at December 31, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Techdyne maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of these facilities and believes that its equipment and facilities are adequate for Techdyne's current operations.

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

                                                    SALE PRICE
                                                    ----------
                                           HIGH                  LOW
                                           ----                  ---
         1997
         1st Quarter.................     $5.00                 $2.63
         2nd Quarter.................      4.50                  2.00
         3rd Quarter.................      3.38                  2.13
         4th Quarter.................      3.00                  1.88

                                           HIGH                  LOW
                                           ----                  ---
         1998
         1st Quarter.................     $2.38                 $1.94
         2nd Quarter.................      2.88                  1.84
         3rd Quarter.................      2.13                  1.25
         4th Quarter.................      1.56                  0.94


         The high and low sales price of Medicore common stock at March 15, 1999 were $1.88 and $1.25, respectively.

         As of March 15, 1999, there were 1,266 shareholders of record. The Company estimates, based upon its 1997 proxy solicitation, that its common stock is beneficially held by approximately 2,100 shareholders.

         The Company has not paid any cash dividends in the last two years. Dividends are paid at the discretion of the board of directors, and no such payments are expected to be made in the future. Any earnings of the Company will be retained for use in the business.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                         CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                          (in thousands except per share amounts)
                                                                   YEARS ENDED DECEMBER 31
                                          -------------------------------------------------------------------------
                                                1998          1997(1)         1996(2)          1995           1994
                                                ----          ----            ----             ----           ----
Revenues                                      $50,149        $44,119         $34,719        $36,660         $24,552
Net income                                         98          2,241           2,417          2,251             864
Income per common share:
   Basic                                        $.02           $.39            $.44           $.41            $.17
   Diluted                                      $.01           $.36            $.39           $.37            $.16

                                                             CONSOLIDATED BALANCE SHEET DATA
                                                                      (in thousands)
                                                                        DECEMBER 31
                                          -------------------------------------------------------------------------
                                                1998          1997(1)         1996(2)          1995           1994
                                                ----          ----            ----             ----           ----
Working capital                               $15,421        $18,857         $13,844       $  7,034        $  4,871
Total assets                                   36,310         40,862          27,085         21,247          15,955
Long-term debt                                  5,127          5,240           1,677            964           1,667
Stockholders' equity                           15,368         16,077          13,021          9,754           8,027

(1) REFLECTS (I) FIVE MONTHS OPERATIONS OF LYTTON, AND ITS ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, WHICH COMPANY WAS ACQUIRED BY TECHDYNE ON JULY 31, 1997; AND (II) THE SALE OF THE FLORIDA DIALYSIS OPERATIONS ON OCTOBER 31, 1997 FOR $5,065,000 CONSISTING OF $4,585,000 OF CASH WITH THE BALANCE CONSISTING OF 13,873 SHARES OF COMMON STOCK OF THE PURCHASER. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTE 12 TO "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

(2) IN 1996, THE COMPANY RECORDED ESTIMATED COSTS OF $305,000 FOR SHUTDOWN OF ITS DURABLE MEDICAL EQUIPMENT OPERATIONS.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's large customers would have a material adverse effect on Techdyne's and the Company's results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in a customer's manufacturing strategy, acquisitions of or consolida-tions among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any terminations of manufacturing relationships or changes, reductions or delays in orders could have an adverse effect on the Company's results of operations or financial condition. The Company's and Techdyne's results also depend to a substantial extent on the success of Techdyne's OEM customers in marketing their products. Techdyne is always seeking to diversify its customer base to reduce its reliance on its few major customers. See "Techdyne's Business Strategy" and "Customers" under Item 1, "Business - Electronic Manufacturing Industry."

         The industry segments served by Techdyne and the electronics industry generally are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations. To continue to grow and be a successful competitor, the Company must be able to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

         Techdyne must continuously develop improved manufacturing procedures to accommodate customer needs for increasingly complex products. To continue to grow and be a successful competitor, the Company must be able to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. Further, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

         Techdyne uses enterprise resource planning through its Visual Manufacturing system (see Item 1, "Business - Electronic Manufacturing Industry
- Supplies and Materials Management" and "Year 2000 Readiness" below) in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and the Company's results of operations. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufacture. See "Manufacturing" and "Supplies and Materials Management" under Item 1, "Business - Electronic Manufacturing Industry."

         Techdyne continues to seek to expand its geographic and customer base through establishment of new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to Techdyne's operations. For such expansion opportunities, the Company competes with much larger electronic manufacturing entities. Further, in order to effectuate any such transactions, it may result in potentially dilutive issuance of equity se-curities, the Company's incurrence of debt and amortization expenses related to goodwill and other intangible assets, as well as other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's finan-cial results. Any expansion may also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, which would require the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance that there would be a beneficial effect on Techdyne and the Company's business and financial results.

         Techdyne's, and in turn, the Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

         With respect to the Company's dialysis operations engaged in through DCA, essential to the Company's profitability is Medicare reimbursement, which is at a fixed rate determined by HCFA. The level of DCA's, and therefore, the Company's revenues and profitability may be adversely affected by any potential legislation resulting in rate cuts. Operating costs of the Company in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

         The healthcare and in particular, the dialysis industry, is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures promulgated by the government to combat government waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although DCA and the Company have never been challenged under these regulations and believe that DCA complies in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that DCA will not be required to restructure its practice and will not experience material adverse effects as a result of any such challenges or changes.

         DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. Additionally, there is intense competition for retaining qualified nephrologists, who are a significant, if not the sole, source of patient referrals and are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

RESULTS OF OPERATIONS

         1998 COMPARED TO 1997

         Consolidated revenues increased by approximately $6,029,000 (14%) in 1998 compared to the previous year. Sales revenues increased by approximately $10,494,000 (27%) compared to the preceding year. 1997 revenues included both a gain of $4,431,000 on the sale of certain assets of DCA's subsidiaries and a gain of $90,000 on subsidiary warrant exercises. See Note 12 to "Notes to Consolidated Financial Statements."

         Techdyne sales increased approximately $11,647,000 (35%) for the year December 31, 1998 compared to the preceding year. The increase was attributable principally to the inclusion of sales of Lytton for which sales of $20,062,000 were included during the current year compared to $7,170,000 for the preceding year commencing with the Company's acquisition of Lytton on July 31, 1997. There was an overall increase in domestic sales of $13,771,000 (52%), including Lytton, and a decrease in European sales of $2,125,000 (31%) compared to the preceding year. The decline in European-based sales was mainly attributable to a decrease of approximately $1,656,000 (58%) in sales to Compaq (Europe) by Techdyne (Scotland) which was partially offset by sales to new customers and increased sales to existing customers.

         Approximately 50% of Techdyne's consolidated sales and 45% of the Company's consolidated sales for 1998 were made to five customers. Customers generating in excess of 10% of Tecdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include Motorola, which accounted for 10% and 9%, and PMI Food Group, which accounted for 18% and 17%, respectively. Approximately $8,183,000 (41%) of Lytton's sales for 1998 were to PMI Food Group, its major customer. The loss of, or substan-tially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's operations if such sales are not replaced.

         Revenues of Techdyne's Scotland-based subsidiary Techdyne (Scotland) continue to be highly dependent on sales to Compaq, which accounted for approximately 26% of sales for the current year compared to 42% in the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Scotland) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers. However there can be no assurance as to the success of such efforts.

         Medical product sales revenues decreased by approximately $373,000 (22%) for 1998 compared to the previous year due to decreased sales of the principal product of this division. This was due to substantially reduced government purchase and foreign competition. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. The Medical Products Division is also expanding its product line with several diabetic disposable products. No assurance can be given that said efforts will be successful.

         Medical service revenues, represented by the revenues of the Company's dialysis division, DCA, decreased approximately $823,000 (19%) for the year ended December 31, 1998 compared to the preceding year. This decrease reflects a decrease of approximately $1,663,000 compared to the preceding year attributable to the sale of the Company's Florida dialysis operations on October 31, 1997, which was offset to some degree by increased revenues of the Company's Pennsylvania dialysis centers of approximately $782,000 including increased revenues of approximately $510,000 at the Company's dialysis center located in Carlisle, Pennsylvania, which commenced operations in July, 1997, and $58,000 from a new dialysis center located in Manahawkin, New Jersey, which received regulatory approval in December, 1998. Although the operations of these centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect DCA's and the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Cost of goods sold as a percentage of consolidated sales increased to 86% for the year ended December 31, 1998 compared to 83% for the preceding year.

         Cost of goods sold for Techdyne as a percentage of sales remained relatively stable amounting to 88% for the year ended December 31, 1998 compared to 87% for the preceding year.

         Cost of goods sold by the medical products division increased to 69% for 1998 compared to 65% for the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division.

         Cost of medical services sales increased to 71% in 1998 compared to 62% in 1997 reflecting increases in healthcare salaries and supply costs as a percentage of sales, including the operations of the Company's centers in Carlisle, PA and Manahawkin, NJ which are still in their developmental stage. The preceding year included higher hospital treatment revenues, which have a substantially lower cost of sales, with the Company's Florida hospital operations having been sold on October 31, 1997.

         Selling, general and administrative expenses increased $508,000 for 1998 compared to the preceding year. This increase reflected inclusion of the selling, general and administrative expenses of Lytton for all of 1998 versus five months in 1997, as well as inclusion of the new dialysis center in Carlisle, Pennsylvania for all of 1998, expenses in connection with the startup of a new dialysis center in Manahawkin, New Jersey, a new center in Chambersburg, Pennsylvania, which commenced operations in January, 1999, and another center presently under construction in New Jersey, which was offset by the decline in expenses resulting from DCA's sale of its Florida dialysis operations on October 31, 1997. Included in 1997 was stock compensation expense that occurred during the fourth quarter of 1997 in the amount of $322,000 in conjunction with forgiveness of notes from option exercises of DCA common stock.

         Interest expense increased by approximately $199,000 for 1998 compared to the preceding year. This increase included additional interest of $122,000 associated with the financing the Lytton acquisition and increases in Lytton's financing and debt agreements of approximately $81,000 which was partially offset from DCA's reduced average outstanding borrowings.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $300,000 during the fourth quarter of 1998 and $700,000 during the fourth quarter of 1997 which offset taxes of approximately $1,700,000 of DCA which resulted from the sale of its Florida dialysis operations.

         A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 7.75% at December 31, 1998 and 8.25% at December 31, 1997.

         1997 COMPARED TO 1996

         Consolidated revenues increased by approximately $9,400,000 (27%) in 1997 compared to the previous year. Sales revenues increased by $9,208,000 (31%) compared to the preceding year. 1997 revenues included a $4,431,000 gain on the sale of certain assets of DCA's subsidiaries with 1996 having included a $1,521,000 gain on securities offering of DCA, and a gain of $2,584,000 on the sale of marketable securities attributable to the sale of Viragen (a former sub-sidiary of the Company) common stock for which the carrying value had been written-off in previous periods. See Note 2 to "Notes to Consolidated Financial Statements." Other income decreased by $273,000 for 1997 compared to the previous year which included $140,000 from a litigation settlement and $228,000 on the Viragen note recovery.

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

         Approximately 63% of Techdyne's consolidated sales and 54% of the Company's consolidated sales for 1997 were made to six customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include IBM which accounted for 19% and 17% and EMC and its related suppliers for 10% and 8%, respectively. Approximately $2,727,000 (38%) of Lytton's sales since its acquisition by Techdyne on July 31, 1997 were to its major customer. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales are not replaced.

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

         Medical services revenues, represented by the revenues of the Company's dialysis division, DCA, increased approximately $544,000 (14%) for the year ended December 31, 1997 compared to the preceding year. This growth was largely attributable to increased revenues of approximately $533,000 at the Company's Lemoyne, Pennsylvania facility, which commenced operations in June 1995 and $329,000 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. These increased revenues were offset by approximately $312,000 of lost revenues from the sale of the Company's Florida dialysis operations on October 31, 1997. Although the operations of the new Carlisle center have resulted in additional revenues during 1997, it is in the developmental stage and, accordingly, its operating results will likely adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Cost of goods sold as a percentage of consolidated sales remained relatively stable, increasing to 83% for the year ended December 31, 1997 compared to 82% for the preceding year. The net increase in cost of goods sold is primarily attributable to the reasons noted above for fluctuations in sales.

         Cost of goods sold for Techdyne as a percentage of sales remained relatively stable, increasing to 87% for the year ended December 31, 1997 compared to 86% for the preceding year. The net increase in cost of goods sold is primarily attributable to the reasons noted above for fluctuations in sales.

         Cost of goods sold by the medical products division decreased to 63% for 1997 compared to 68% for the preceding year, which reflects relatively low margins in 1996 for the Company's medical durable subsidiary, All American in the preceding year. The Company decided to shutdown the medical durable subsidi-ary during the first quarter of 1997 due to its unprofitable operations.

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

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax assets of approximately $700,000 in the fourth quarter of 1997 which offset taxes of approximately $1,700,000 of DCA which resulted from the sale of its Florida dialysis operations.

         A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 8.50% at December 31, 1997 and 8.25% at December 31, 1996.

         During 1998, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information." The adoption of FAS 130 and FAS 131 did not have a material effect on the Company's consolidated financial statements and did not significantly change its segment reporting disclosures. See Note 1 to "Notes to Consolidated Financial State-ments."

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $15,421,000 at December 31, 1998, which reflected a decrease of $3,436,000 (18%) during 1998. Included in the changes in components of working capital was a decrease of $3,805,000 in cash and cash equivalents, which included net cash used in operating activities of $28,000 (including a decrease in income taxes payable of $1,356,000 largely from tax payments on the gain on the Florida dialysis operations sale), net cash used in investing activities of $3,397,000 (including funds used for redemption of minority interest of dialysis subsidiaries of $385,000, additions to property, plant and equipment of $1,776,000, additional consideration of $154,000 regarding the Lytton acquisition, $253,000 proceeds from the sale of securities, and an advance of $1,278,000 toward the Lytton stock price guarantee) and net cash used in financing activities of $380,000 (including stock purchases of $205,000, borrowings on Techdyne's line of credit of $600,000 to fund the advance on the subsidiary acquisition price guarantee, borrowings under Lytton's line of credit of $414,000, and payments on long-term debt of $1,082,000).

         Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $1,200,000 at December 31, 1998 and $1,500,000 at December 31, 1997; and a $1,600,000
commercial revolving line of credit with interest at prime which was fully drawn down as of December 31, 1998 with an outstanding balance of $1,000,000 as of De-cember 31, 1997. The commercial term loan matures December 15, 2002 and the commercial line of credit, no longer a demand line, matures May 1, 2000. See
Note 3 to "Notes to Consolidated Financial Statements."

         Techdyne had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $636,000 at December 31, 1998 and $663,000 at December 31, 1997, and is secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $87,000 at December 31, 1998 and $127,000 at December 31, 1997, is secured by the Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and subordinated the intercompany indebtedness due it from Techdyne, provided that Techdyne may make payments to the Company on this subordinated debt from additional equity that is injected into the Techdyne and from earnings.
See Note 3 to "Notes to Consolidated Financial Statements."

         Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. Techdyne (Scotland) had a line of credit with a Scottish bank, with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 that was secured by assets of Techdyne (Scotland) and guaranteed by the Techdyne. This line of credit, which was not renewed, operated as an overdraft facility. No amounts were drawn on this line of credit during 1998 and no amounts were outstanding at December 31, 1997. In July, 1994 Techdyne (Scotland) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $545,000 at December 31, 1998 and $569,000 at December 31, 1997, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Financial Statements."

         On July 31, 1997, the Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of the Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Techdyne's common stock on the date of acquisition. Techdyne guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $154,000 for the first year of sales levels paid in April 1998. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. See Note 11 to "Notes to Consolidated Financial Statements."

         The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the seller. Techdyne advanced approximately $1,278,000 to the seller. In addition to the seller having sold 5,000 shares of Techdyne's common stock in July 1998, the seller is to sell sufficient shares to yield aggregate proceeds of no more than $1,3000,000 toward the Modi-fied Guaranty. Upon the sale of seller's remaining shares up to 195,000 shares, she will repay the advance. Techdyne funded the advance to the seller largely through a drawdown of the previously unused $600,000 of its line of credit and advances from the Company. To the extent that seller does not have 150,000 shares remaining, Techdyne would make up the difference. If the sale of shares is insufficient to repay the advance, the balance would be forgiven. Pursuant to the Extended Guaranty, sale of the remaining Techdyne shares is guaranteed to yield no less than $1,100,000 if sold on or prior to July 1, 1999 or else Techdyne will make up the difference in either cash or additional common stock or a combination of both. See Note 11 to "Notes to Consolidated Financial Statements."

         Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions. There was an outstanding balance on this loan of $962,000 as of December 31, 1998 with $549,000 outstanding December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $733,000 at December 31, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime rate plus 1%. There was no outstanding balance on this loan as of December 31, 1998 or December 31, 1997. All these bank loans are secured by the business assets of Lytton. See Note 3 to "Notes to Consolidated Financial Statements."

         Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $112,000 at December 31, 1998 and $390,000 at December 31, 1997. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2002 with monthly payments of principal and interest of $4,298. This loan has a balance of approximately $157,000 at December 31, 1998 and $198,000 at December 31, 1997 and is secured by equipment. See Note 3 to "Notes to Consolidated Financial Statements."

         Techdyne is seeking to further expand its operations possibly through acquisitions of companies in similar businesses, as with the Lytton acquisition. There can be no assurance that Techdyne would be able to finance such acquisitions from its own capital or be able to obtain sufficient external financing.

         A significant customer of Techdyne (which sales to this customer represented 9% of Techdyne's and 8% of the Company's 1998 sales) has been slow in paying amounts owed to Techdyne. At December 31, 1998, Techdyne had a receivable of approximately $879,000 from this customer, and held inventory of approximately $1,160,000 to fulfill a sales contract relating to this customer, which represents 15% and 13%, and 14% and 13% of Techdyne's and the Company's accounts receivable and inventory balances, respectively, at that date. Techdyne anticipates an ongoing business relationship with this customer and believes the receivables and inventories relating to the customer are recoverable. However, future events may occur which could have a material adverse effect on Techdyne's and the Company's results of operations and financial positions.

         DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $360,000 at December 31, 1998. In 1998, DCA was in default of certain covenants relating to these mortgages. The covenants principally related to debt service ratio re-quirements for which the lender has waived compliance through December 31, 1998.

         The debt service ratio requirement is tested on an annual basis and thus, is effectively waived through December 31, 1999 as compliance with the covenant will not be determined until final results for 1999 are available in early 2000.

         The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. Through November 30, 1997, the loans contained a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which resulted in the unpaid principal, balances being reflected as a current liability. The loans were modified effective December 1, 1997 and the call provision was removed thereby eliminating the necessity of carrying the entire debt balance as current. An unaffiliated Maryland dialysis center continues to lease space from DCA in its building. The Pennsylvania center relocated during 1995 and DCA constructed its own dialysis facility at the property that com-menced treatments in June 1995. See Note 3 to "Notes to Consolidated Financial Statements."

         DCA has an equipment financing agreement for kidney dialysis machines for its facilities. There was additional financing of $245,000 during 1998 pursuant to this agreement. DCA had an outstanding balances under this agreement of $449,000 at December 31, 1998 and $285,000 at December 31, 1997.

         During 1998, DCA repurchased 105,000 shares of its outstanding common stock for approximately $109,000. See Note 13 to "Notes to Consolidated Financial Statements."

         In February 1998 DCA redeemed the 20% minority interest in two of its subsidiaries whose assets were included in the Florida dialysis operations sale for a total consideration of $625,000, including $385,000 cash and one-half of the purchaser's securities valued at $240,000 with the total value of $480,000 for securities received having been guaranteed by the purchaser.

         DCA opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999 and received appropriate regulatory approval and is constructing another dialysis center in New Jersey. The professional corporation providing medical director services to both the New Jersey centers has a 20% interest in those DCA subsidiaries.

         DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering and Florida dialysis operations sale will be adequate to finance such expansion. See Item 1, "Business - Business Strategy" and Notes 8 and 12 to "Notes to Consolidated Financial Statements."

         In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The Company has repurchased approximately 141,000 shares of its common stock for approximately $221,000, having repurchased approximately 133,000 shares at a cost of $205,000 during 1998.

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

YEAR 2000 READINESS

         The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized information systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Manage-ment is fully aware of the Year 2000 issues, has made its assessments and has evaluated its computerized systems and equipment, and communicated with its major vendors, and has substantially made the operations of the Company Year 2000 compliant.

         In 1997, the Company commenced upgrading its operations software program in conjunction with Techdyne by acquiring a new Visual Manufacturing software package. The Visual Manufacturing software system is primarily for Techdyne, although several computers and certain software were acquired by and applied to the Company. The system is in the process of being installed into Lytton's and Techdyne (Scotland)'s operations which should be completed sometime prior to June 30, 1999. This new system has greatly enhanced Techdyne's enterprise resources planning, essential to bids for new business, production scheduling, inventory and information technology, and overall operations. Management believes this new system is providing it with leverage in material pricing, production and timely-delivery, thereby enabling the Company to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables the Company to better track actual costs against its quotes, thereby allowing the Company to more effectively control costs and manage operating margins. The cost of this new software program for the Company is approximately $58,000 and for Techdyne was approximately $367,000, for an aggregate cost of approximately $425,000. The cost for the software program for Techdyne's Ohio and Scottish operations is estimated to be approximately $220,000. The Visual Manufacturing system has been pre-tested and guaranteed by the manufacturer to be Year 2000 compliant. The Company has an ongoing con-sulting, training and servicing arrangement with the system's manufacturer for approximately $25,000 per annum. The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for the Company and its subsidiaries.

         With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in the Company's manufacturing operations as well as in its dialysis operations are not date sensitive, and should not pose any threat of a system breakdown due to the Year 2000 issue. Techdyne's quality control "Cirrus testers" have recently been tested and are Year 2000 compliant. Techdyne's personal computer hardware and software systems have been checked and most have been determined to be Year 2000 compliant. Any upgrading and replacements would cost approximately $1,500 per unit.

         The Company has communicated with its key vendors, customers and other third parties with whom its operations are essential to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues. Approximately 90% have responsed of which half have given written assurance that they are Year 2000 compliant, with the balance assuring the Company they will be Year 2000 compliant before the millenium change. To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt Techdyne's operations to the extent that it will have to find alterna-tive vendors or customers that have resolved their Year 2000 issues. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on Techdyne's and the Company's business, results of operations or financial condition.

         The singular area impacting DCA with respect to the Year 2000 change is in its electronic billing of Medicare, Medicaid and third-party insurance companies. DCA receives approximately 74% of its revenues from Medicare for the treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it is doing everything to become Year 2000 compliant and is assuring the Medicare program will operate smoothly. In 1998, DCA installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatibility. The software designer has tested the software for Year 2000 compliance and DCA initiated its first billing and reimbursement with the new software without any problems. DCA has also successfully electronically billed Medicaid using the new software. Therefore, with respect to any financial impact in view of electronic billing and maintenance of receivables, management does not presently anticipate any future problems. No other significant computer issues are presently known by the Company that would affect DCA's ability to elec-tronically bill or otherwise maintain its records and conduct its daily operations. The costs of the software modifications have been minimal, approximately $1,000, and the Company does not anticipate that any costs involved in any future Year 2000 compliance will be material or that they will have a material adverse effect on its business.

         DCA's bookkeeping, financial records and statements, and accounting are accomplished through certain common officers and personnel and facilities with the Company. See "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference. The Visual Manufacturing system presently handles these programs. Management is evaluating new, Year 2000 compliant accounting packages, which would provide DCA with its own independent system of bookkeeping, accounting and financial records and reduce its dependence on the Company's personnel and facilities. Management anticipates such Year 2000 compliant accounting and bookkeeping system to be ready at or about June 30, 1999. The cost of such new accounting system is estimated in a range of approximately $10,000 to $20,000.

         Another area that could significantly impact the Company's operations in providing dialysis treatment to patients relates to third-party providers, specifically, the utility companies providing water, an extremely necessary resource for dialysis treatments, and electricity. These providers and services are beyond the control of the Company. Should any of these utilities fail to provide services, such would seriously adversely impact the Company, its patients, as well as the Company's competitors in such affected areas.

         There can be no assurance, however, that the Year 2000 issues, whether internal and believed to have been addressed, or from third parties, although the Company has checked and been assured that its third-party payors and suppliers are Year 2000 compliant or will be prior to the end of 1999, will not have a material adverse effect on the Company's business, results of operations or financial condition.

OTHER MATTERS

         The Company is exposed to market risks from changes in interest rates and foreign currency exchange rates. Sensitivity of results of operations to interest rate risks on the Company's investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which the Company had approximately
 $6,700,000 invested as of December 31, 1998.

         Interest rate risk on debt is managed by negotiation of appropriate rates on new financing obligations based on current market rates and by use of interest rate swap and other agreements which cap interest rates on some of its debt obligations. Agreements which cap interest rates totaled approximately $1,933,000 as of December 31, 1998 and contain provisions which can either result in a gain or a loss to the Company for early settlement of the related debt depending on whether rates have increased or decreased since the agreements were negotiated. At December 31, 1998, early settlement of these debt obliga-tions would have a negative impact on the Company's results of operations of approximately $17,000.

         The Company has exposure to both rising and falling interest rates.

         It has an interest rate exposure on debt agreements with variable interest rates of which the Company had approximately $3,800,000 of such debt outstanding as of December 31, 1998. A 1% increase in interest rates on its year-end variable rate debt would result in a negative impact of approximately $23,000 on the Company's results of operations.

         A 1/2% decrease in rates on the Company's year-end investments would result in a negative impact of approximately $14,000 on its results of opera-tions.

         The Company's exposure to market risk from foreign currency exchange rates relates to Techdyne's Scottish subsidiary whose results of operations when translated into U.S. Dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. Dollar against the local Scottish currency, the pound, would have negatively impacted 1998 earnings by approximately $27,000. The Company has not incurred any significant realized losses on foreign exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to be-come significant, the Company would evaluate appropriate strategies, including the possible use of foreign exchange contracts to reduce such losses.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Finan-cial Accounting Standards Board Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consoli-dated financial statements.

INFLATION

         Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses incurred in the electronic and electro-mechanical products divisions by increasing selling prices when and where possible and by developing different and improved products for its customers that can be sold at targeted profit margins. In the Company's medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This discussion is presented  under the heading  "Other  Matters"  with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and incorporated herein by reference.

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

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information  on directors of the Company is included  under

         The executive officers of the Company are appointed each year by the board of directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year. The following information indi-cates the position with the Company and age of the executive officers at March 15, 1999.

                                      CURRENT POSITION AND             POSITION
NAME                     AGE         AREAS OF RESPONSIBILITY         HELD SINCE
----                     ---         -----------------------         ----------

Thomas K. Langbein        53         Chairman of the Board of            1980
                                       Directors, Chief Executive
                                       Officer and President

Seymour Friend            78         Vice President and                  1981
                                       Director                          1975

Daniel R. Ouzts           52         Vice President (Finance)            1986
                                       and Controller                    1983

         For more detailed information about executive officers and directors of the Company you are referred to the caption "Information About Directors and Executive Officers" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Beneficial Ownership of the Company's Securities" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following is a list of documents filed as part of this report.

         1. All financial statements - See Index to Consolidated Financial Statements.

         2. Financial statement schedules - See Index to Consolidated Financial Statements.

         3.       Refer to subparagraph (c) below.

(b)      Current Reports on Form 8-K filed during fourth quarter.

         1. The Company filed a Current Report on Form 8-K dated November 25, 1998, Item 5, "Other Events," announcing the execution of a financial advisory agreement with Dominick & Dominick on November 16, 1998 to provide financial consulting services to the Company and its subsidiary, Techdyne, Inc.

(c)      Exhibits*

              (3)(i) Restated   Certificate   of   Incorporation,   Articles  of
                     Incorporation, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended De-cember 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(3)
                     (i)).

                (ii) By-laws,  as amended (incorporated by reference to the Com-
                     pany's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).

              (4)    Instruments   defining  the  rights  of  security  holders,
                     including indentures.

                 (i) 1989  Stock  Option  Plan (incorporated by reference to the
                     Company's 1997 Form 10-K, Part IV, Item 4(i)).

                (ii) Form of Stock Option  Agreement issued pursuant to the 1989
                     Stock Option Plan (incorporated by reference to the Com-pany's 1997 Form 10-K, Part IV, Item 4(ii)).

               (iii) Form of  Additional  Non-Qualified  Stock Option  Agreement
                     issuable under the Stock Option Agreement (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 4(iii)).

             (10)    Material contracts.

                 (i) Employment  Agreement  between  the  Company  and Thomas K.
                     Langbein dated August, 1998.

                (ii) Lease  between the Company  and Heights  Plaza  Associates, dated April 30, 1981 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(ii)).

               (iii) Amendment  to lease  between the Company and Heights  Plaza
                     Associates, dated March 31, 1996 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(iii)).

                (iv) Lease Agreement  between the Company and Techdyne,  Inc.(1)
                     dated July 17, 1990 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1991, Part IV, Item 14(a) 3 (10)(i)).

                 (v) Lease Renewal Letter from Techdyne,  Inc.(1) dated December
                     19, 1994 (incorporated by reference to Techdyne's Registration Statement on Form SB-2, Registration No. 33-94998-A ("Techdyne's Form SB-2"), Part II, Item 27, 10(b)).

                (vi) Royalty Agreement between the Company and Viragen,  Inc.(2)
                     dated November 7, 1986 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(vi)).

               (vii) Amended Royalty  Agreement between the Company and Viragen,
                     Inc.(2) dated November 21, 1989 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(vii)).

              (viii) Employment Agreement between Techdyne (Scotland) Limited(3)
                     and John Clark Grieve dated March 11, 1988 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 1997 ("Techdyne's 1997 Form 10-K"),
                     Part IV, Item 14(a)(10)(v)).

                (ix) Guarantee of Techdyne (Scotland)  Limited(3) Line of Credit
                     with The Royal Bank of Scotland Plc dated March 3, 1989 (incorporated by reference to the Techdyne's 1997 Form 10-K, Part IV, Item 14(a)(10)(vi)).

                 (x) Promissory Note of Techdyne,  Inc. (1) to the Company dated
                     April 10, 1991 (incorporated by reference to Techdyne's Form SB-2, Part II, Item 27, 3(4)).

                (xi) Lease  between  the  Company  and  Viragen,  Inc.(2)  dated
                     December  8,  1992   (incorporated   by  reference  to  the
                     Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xi)).

               (xii) Addendum to Lease between the Company and Viragen,  Inc.(2)
                     dated January 15, 1993 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

              (xiii) Lease  Renewal  Letter by the Company to  Viragen,  Inc.(2)
                     lease dated August 12, 1997 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xiii)).

               (xiv) Loan Agreement  between Dialysis  Corporation of America(4)
                     and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(5) (incorporated by reference to Dialysis Corporation of America's Form 10-Q for the quarter ended March 31, 1998 ("DCA's March, 1998 Form 10-Q"), Part II,
                     Item 6(a), Part II, Item 10(iii)).

                (xv) First   Amendment  to  Loan  Agreement   between   Dialysis
                     Corporation of America(4) and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(5) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1997 ("DCA's 1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

               (xvi) Promissory  Note  to  Mercantile-Safe   Deposit  and  Trust
                     Company by Dialysis Corporation of America(4) dated November 30, 1988(5) (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(ii)).

              (xvii) First  Amendment and  Modification  to  Promissory  Note to
                     Mercantile-Safe Deposit and Trust Company by Dialysis Corporation of America(4)(5) (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(xxix)).

             (xviii) Lease Agreement  between Dialysis Services of Pennsylvania,
                     Inc. - Wellsboro(6) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3
                     (10)(lxii)).

               (xix) Lease  between  Dialysis   Corporation  of  America(4)  and
                     Dialysis Services of Pennsylvania, Inc. - Lemoyne(6) dated December 23, 1998 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1998 ("DCA's 1998 Form 10-K"), Part IV, Item 14(c)(ii)).

                (xx) Medical Director  Agreement  between  Dialysis  Services of
                     Pennsylvania, Inc. - Wellsboro(6) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6(a)(10)(i)).

               (xxi) Agreement  for  In-Hospital   Dialysis   Services   between
                     Dialysis Services of Pennsylvania, Inc. - Wellsboro(6) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

              (xxii) Medical Director  Agreement  between  Dialysis  Services of
                     Pennsylvania, Inc. - Lemoyne(6) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3
                     (10)(lx)).

             (xxiii) Agreement  for  In-Hospital   Dialysis   Services   between
                     Dialysis Services of Pennsylvania, Inc. - Lemoyne(6) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 19, 1997,
                     Part II, Item 7(c)(10)(i)).

              (xxiv) Form of Exclusive Sales  Representative  Agreement  between
                     Techdyne, Inc.(1) and sales representative ** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv)).

               (xxv) 1994 Stock Option Plan of Techdyne,  Inc.(1)  (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxv)).

              (xxvi) Form of Stock  Option  Certificate  issued under 1994 Stock
                     Option Plan of Techdyne, Inc.(1) (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3
                     (10)(lxvi)).

             (xxvii) Form of Stock  Option  Agreement  dated  February  17, 1995 issued to directors of Techdyne, Inc.(1) *** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxvii)).

            (xxviii) Lease  Agreement  between the Company and Brett D. Anderson and Suzanne M. Anderson dated November 17, 1992 (incorporated by reference to the Company's 1997 Form 10-K,
                     Part IV, Item 14(c)(10)(xxix)).

              (xxix) Lease Renewal  Letter from the Company to Brett and Suzanne
                     Anderson dated October 20, 1997 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10(xxx)).

               (xxx) Mortgage  between  Techdyne  (Scotland)  Limited(3) and The
                     Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vi)).

              (xxxi) Agreement    ("Missives")   between   Techdyne   (Scotland)
                     Limited(3) and Livingston Development Corporation regarding Purchase by Techdyne (Scotland) Limited(3) of its Facility dated June 15, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II, Item 6(a)(28)(vii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

             (xxxii) Loan and Security  Agreement between Techdyne,  Inc.(1) and
                     Barnett Bank of South Florida, N.A. ("Barnett Bank") for $2,000,000 dated February 8, 1996 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K dated February 23, 1996 ("Techdyne's February, 1996 Form 8-K), Item 7(c)(99)(i)).

            (xxxiii) Loan Agreement for $712,500 between  Techdyne,  Inc.(1) and
                     Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne's February, 1996 Form 8-K, Item 7(c)(99)(v)).

            (xxxiv) Promissory Note for $712,500 from Techdyne, Inc.(1) to Barnett Bank, dated February 8, 1996 (incorporated by reference to Techdyne's February, 1996 Form 8-K, Item 7(c)(99)(vi)).

             (xxxv)  Mortgage  and  Security  Agreement  between the Company and
                     Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne's February, 1996 Form 8-K, Item 7(c)(99)(vii)).

            (xxxvi) Assignment of Leases, Rents and Profits by the Company in favor of Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne's February, 1996 Form 8-K, Item 7(c)(99)(viii)).

           (xxxvii)  Promissory  Note for  $200,000  from  Techdyne,  Inc.(1) to
                     Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne's February, 1996 Form 8-K, Item 7(c)(99)(ix)).

           (xxviii) Security Agreement between Techdyne, Inc.(1) and Barnett Bank dated February 8, 1996 (incorporated by reference to Techdyne's February, 1996 Form 8-K, Item 7(c)(99)(x)).

            (xxxix) First Amendment to Loan and Security Agreement, Loan Agreement and Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated August 12, 1997 ("Techdyne August, 1997 Form 8-K"), Item 7(c)(99)(i)).

               (xl) Revolving Demand Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(ii)).

              (xli) Unconditional and Continuing Guaranty of Payments and Performance by the Company in favor of Barnett Bank, N.A. dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(iii)).

             (xlii) Subordination Agreement among the Company, Barnett Bank, N.A. and the Company dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(99)(iv)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

            (xliii) Second Amendment to Loan and Security Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's Form 8-K dated January 20, 1998 ("Techdyne's January, 1998 Form 8-K"), Item 7(c)(99)(i)).

             (xliv) Revolving Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. for $1,600,000 dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(ii)).

              (xlv) Unconditional and Continuing Guaranty of Payment and Performance(7) by the Company in favor of Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(iii)).

             (xlvi) Subordination Agreements(8) among the Company, Barnett Bank, N.A. and Techdyne, Inc.(1) (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(iv)).

            (xlvii) Loan Agreement for $1,500,000 between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(v)).

           (xlviii) Promissory Note from Techdyne, Inc.(1) to Barnett Bank, N.A. for $1,500,000 dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(vi)).

              (xlix) Commercial Security Agreement between Techdyne, Inc.(1) and
                     Barnett Bank, N.A. dated as of December 29, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(vii)).

                 (l) International   Swap  Dealers   Association,   Inc.  Master
                     Agreement between Techdyne, Inc.(1) and Barnett Bank, N.A. dated as of December 22, 1997 (incorporated by reference to Techdyne's January, 1998 Form 8-K, Item 7(c)(99)(viii)).

                (li) Employment Agreement between Techdyne,  Inc.(1)  and  Barry
                     Pardon dated March 13, 1996 (incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 14(a)(10)(viii)).

               (lii) Service Agreement between the Company and Techdyne Inc.(1), dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).

              (liii) Service  Agreement  renewal  letter  from  the  Company  to
                     Techdyne, Inc.(1), dated September 30, 1998.

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

               (liv) Lease  Agreement  between  Techdyne,  Inc.(1) and Route 495
                     Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to Techdyne's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, Item 6(a), Part II, Item 10(i)).

                (lv) Lease  Agreement  between  Techdyne,  Inc.(1)  and  PruCrow
                     Industrial Properties, L.P. dated April 30, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 4, 1997 ("Techdyne's June 4, 1997 Form 8-K"), Item 7(c)(10)(i)).

               (lvi) Lease Agreement between  Techdyne,  Inc.(1) and EGP Houston
                     Partners Ltd. dated April 29, 1997 (incorporated by reference to Techdyne's June 4, 1997 Form 8-K, Item 7(c)(10)(ii)).

              (lvii) Stock  Purchase  Agreement  between  Patricia A.  Crossley,
                     Lytton Incorporated(3) and Techdyne, Inc.(1) dated July 31, 1997 (incorporated by reference to Techdyne's August, 1997 Form 8-K, Item 7(c)(2)(i)).

             (lviii) Amendment to Stock  Purchase  Agreement  between  Techdyne,
                     Inc.(1) and Patricia Crossley dated June 29, 1998 (incorporated by reference to Techdyne's Current Report on Form 8-K dated July 6, 1998, Item 7(c)(99)(i)).

              (lvix) 1995  Stock   Option  Plan  of  Dialysis   Corporation   of
                     America(4) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K"), Part IV, Item 14(a) 3
                     (10)(lxiii).

                (lx) Form of Stock Option  Certificate  dated  November 10, 1995 issued under 1995 Stock Option Plan of Dialysis Corporation of America(4) (incorporated by reference to the Company's 1995 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv).

               (lxi) 1995  Stock   Option  Plan  of  Dialysis   Corporation   of
                     America(4) (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(5)).

              (lxii) Form of Dialysis  Corporation  of  America(4)  Stock Option
                     Certificate  under 1995 Stock  Option  Plan  (November  10,
                     1995) (incorporated by reference to DCA Form SB-2, Part II,
                     Item 27, 10(4)).

             (lxiii) Form of Dialysis  Corporation  of America(4)  Non-Qualified
                     Stock Option granted to Medical Directors of Dialysis Corporation of America(4) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 (" DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxi)).

              (lxiv) Lease between Dialysis  Services of PA., Inc. - Carlisle(6)
                     and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

               (lxv) Lease   between   Dialysis   Services   of  NJ.,   Inc.   -
                     Manahawkin(9) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

              (lxvi) Addendum to Lease  Agreement  between William P. Thomas and
                     Dialysis Services of NJ., Inc. - Manahawkin(9) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K,
                     Part IV, Item 14(c)(10)(xviii)).

             (lxvii) Medical Director Agreement between Dialysis Services of NJ,
                     Inc. - Manahawkin(9)  and Atlantic  Nephrology  Group, Inc.
                     dated January 21, 1998(10)(11) [*] (incorporated by reference to DCA's 1998 Form 10-K, Part IV, Item 14(c)(xxv)).

            (lxviii) Medical Director  Agreement  between  Dialysis  Services of
                     PA., Inc. - Carlisle(6) and Herb Soller, M.D. dated October 1, 1996(12) [*] (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Part II, Item 6(a),
                     Part II, Exhibit 10(ii)).

            (lxvix) Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(4) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

               (lxx) Schedule of Leased  Equipment 0597  commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA's June, 1997 10-Q"), Part II, Item 6(a), Part II, Exhibit 10(i)).(13)

              (lxxi) Asset Purchase Agreement by and among Dialysis  Corporation of America, Dialysis Services of Florida, Inc. - Fort Walton Beach(6), DCA Medical Services, Inc.(6), Dialysis Medical, Inc.(6), Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry M. Haire, M.D. dated October 31, 1997 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated November 12, 1997, Part II, Item 7(c)(2.1)).

             (lxxii) Form  of   Techdyne,   Inc.(1)   1997  Stock   Option  Plan
                     (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 24, 1997 ("Techdyne's June 24, 1997 Form 8-K"), Item 7(c)(4)(i)).

            (lxxiii) Form of  Techdyne,  Inc.(1)  1997  Incentive  Stock  Option
                     (incorporated by reference to Techdyne's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)).

             (lxxiv) Form of Techdyne,  Inc.(1) 1997 Non-Qualified  Stock Option
                     (incorporated by reference to Techdyne's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

              (lxxv) Form of Stock Option to The Investor  Relations Group, Inc.
                     (incorporated by reference to Techdyne's Current Report on Form 8-K dated May 28, 1998, Item 7(c)(10)(i)).

             (lxxvi) Supplement to Techdyne, Inc.'s(1) Prospectus dated July 13,
                     1998 (incorporated by reference to Techdyne's Current Report on Form 8-K dated July 13, 1998, Item 7(c)(99)(i)).

            (lxxvii) Lease   between   Dialysis   Services   of  PA.,   Inc.   -
                     Chambersburg(6) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

           (lxxviii) Lease between Dialysis Services of NJ, Inc. - Toms River(9)
                     and   Lotano   Development,   Inc.   dated   July  1,  1998
                     (incorporated by reference to DCA's 1998 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

            (lxxix) Stock Purchase Agreement between Dialysis Corporation of America(4) and Atlantic Nephrology Group, Inc. (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Part II, Item 6(a), Part II, Item 10(i)).

             (lxxx) Lease between Dialysis Corporation of America(4) and Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to DCA's 1998 Form 10-K, part IV, Item 14(c)(10)(xxvi)).

               (21)  Subsidiaries of the registrant.

               (23)  Consent of experts and counsel.

                     (i)   Consent of Independent Certified Public Accountants.

               (27) Financial Data Schedule (for SEC use only).

---------

(1)      62% owned subsidiary.
(2) Former public subsidiary of the Company; spun-off in 1986. (3) 100% owned subsidiary of Techdyne, Inc.
(4)      68% owned subsidiary.
(5) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.
(6)      100% owned subsidiary of Dialysis Corporation of America.

(7) Each of the $1,600,000 Revolving Loan and $1,500,000 Term Loan has been unconditionally guaranteed by the Company and each unconditional guarantee agreement is substantially similar to the exhibit filed for the Revolving Loan.
(8) The Company has subordinated indebtedness due to it from Techdyne, Inc. to the Revolving and Term Loans; each Subordination Agreement is substantially similar to the exhibit filed for the Revolving Loan.
(9)      80% owned subsidiary of Dialysis Corporation of America.
(10) Previously filed with the same Medical Director under the name Oceanview Medical Group, P.A.
(11) There are two Medical Director Agreements with Atlantic Nephrology Group, Inc. and such Medical Director Agreements conform to the exhibit filed but for the compensation and facility.
(12) There are two Medical Director Agreements with Herbert I. Soller, M.D. and such agreements conform to the exhibit filed but for the facility, the other being located in Chambersburg, Pennsylvania.
(13) Dialysis equipment is leased from time to time and a new Schedule is added to the Master Lease; other than the nature of the equipment and length of the lease, the Schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

*            Documents incorporated by reference not included in Exhibit Volume.

** There are four such Agreements, all the same but for the territory assigned.

*** Options to directors are the same except as to amounts of underlying shares purchasable.

(d)     Schedule II - Valuation and Qualifying Accounts
        Medicore, Inc. and Subsidiaries
        December 31, 1998

------------------------------------------   ----------  -----------------------   ------------   ----------
COL. A                                        COL. B            COL. C               COL. D        COL. E
------------------------------------------   ----------  -----------------------   ------------   ----------
                                                           Additions
                                                         (Deductions) Additions       Other
                                                           Charged     Charged       Changes
                                             Balance at   (Credited)   to Other        Add         Balance
                                             Beginning   to Cost and   Accounts      (Deduct)     at End of
Classification                               of Period     Expenses    Describe      Describe       Period
------------------------------------------   ----------  -----------------------   ------------   ----------
YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts        $  231,000   $ 106,000               $ (20,000)(1)   $  317,000
  Reserve for inventory obsolescence             238,000     437,000                (116,000)(3)      559,000
  Valuation allowance for deferred tax asset     850,465    (322,465)                    ---          528,000
                                              ----------   ---------   ---------   ---------       ----------
                                              $1,319,465   $ 220,535   $       0   $ (136,000)     $1,404,000
                                              ==========   =========   =========   ==========      ==========

YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts        $  385,000   $  42,000               $(150,000)(1)   $  231,000
                                                                                     (46,000)(3)
  Reserve for inventory obsolescence             169,000     153,000                 (84,000)(3)      238,000
  Valuation allowance for deferred tax asset   1,587,723    (737,258)                    ---          850,465
                                              ----------   ---------   ---------   ---------       ----------
                                              $2,141,723   $(542,258)  $       0   $(280,000)      $1,319,465
                                              ==========   =========   =========   =========       ==========

YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts        $  244,000   $ 275,408               $(134,408)(1)   $  385,000
  Reserve for inventory obsolescence             319,000      91,913                (241,913)(2)      169,000
  Valuation allowance for deferred tax asset   2,205,113    (617,390)                    ---        1,587,723
                                              ----------   ---------   ---------   ---------       ----------
                                              $2,768,113   $(250,069)  $       0   $(376,321)      $2,141,723
                                              ==========   =========   =========   =========       ==========

(1) Uncollectable accounts written off, net of recoveries.
(2) Net write-offs against inventory reserves.
(3) Sale of subsidiaries' assets.


                                   SIGNATURES

         Pursuant to the  requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDICORE, INC.


                                  By /s/ THOMAS K. LANGBEIN
                                    --------------------------------------------
                                         THOMAS K. LANGBEIN, Chairman
                                         of the Board of Directors, Chief
                                         Executive Officer and President

March 22, 1999

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


Name                                                 Title                                   Date
----                                                 -----                                   ----
/s/ THOMAS K. LANGBEIN                      Chairman of the Board of Directors,
------------------------------------        Chief Executive Officer and President       March 22, 1999
    Thomas K. Langbein

/s/ SEYMOUR FRIEND                          Vice President and Director                 March 22, 1999
------------------------------------
    Seymour Friend

/s/ DANIEL R. OUZTS                         Vice-President, Principal Financial
------------------------------------        Officer and Controller                      March 22, 1999
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN                      Director                                    March 22, 1999
------------------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE                      Director                                    March 22, 1999
------------------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN                       Director                                    March 22, 1999
------------------------------------
    Robert P. Magrann

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(A) (1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1998
                                 MEDICORE, INC.
                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

The  following   consolidated   financial  statements  of  Medicore,   Inc.  and
subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

Consolidated Balance Sheets--December 31, 1998 and 1997 ..................   F-3

Consolidated Statements of Income--Years ended December 31, 1998,
   1997, and 1996 ........................................................   F-4

Consolidated Statements of Stockholders' Equity--
   Years ended December 31, 1998, 1997 and 1996...........................   F-5

Consolidated Statements of Cash Flows--Years ended
   December 31, 1998, 1997, and 1996 .....................................   F-6

Notes to Consolidated Financial Statements--December 31, 1998 ............   F-7

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP


March 22, 1999
Miami, Florida

                                     MEDICORE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                1998            1997
                                                                            ------------    ------------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $  7,294,707    $ 11,099,418
  Marketable securities                                                          210,007         726,538
  Accounts receivable, less allowances of
    $317,000 in 1998 and $231,000 in 1997                                      6,260,748       6,298,089
  Inventories, less allowance for obsolescence
    of $559,000 in 1998 and $238,000 in 1997                                   8,393,770       8,683,439
  Prepaid expenses and other current assets                                      648,088         862,613
  Deferred tax asset                                                             561,822       1,294,535
                                                                            ------------    ------------
                  Total current assets                                        23,369,142      28,964,632

PROPERTY AND EQUIPMENT
  Land and improvements                                                        1,018,455       1,017,255
  Building and building improvements                                           3,073,777       3,066,889
  Equipment and furniture                                                     10,279,217       9,129,583
  Leasehold improvements                                                       1,489,445         715,316
                                                                            ------------    ------------
                                                                              15,860,894      13,929,043
  Less accumulated depreciation and amortization                               6,360,632       5,024,016
                                                                            ------------    ------------
                                                                               9,500,262       8,905,027
DEFERRED EXPENSES AND OTHER ASSETS                                               183,771         141,844

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
   less accumulated amortization of $585,000 in 1998 and $438,000 in 1997      3,256,915       2,850,016
                                                                            ------------    ------------
                                                                            $ 36,310,090    $ 40,861,519
                                                                            ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                                                $    962,407    $    548,698
  Accounts payable                                                             3,607,414       4,384,430
  Accrued expenses and other current liabilities                               2,023,030       2,342,197
  Current portion of long-term debt                                              953,452       1,073,924
  Income taxes payable                                                           402,333       1,758,723
                                                                            ------------    ------------
                  Total current liabilities                                    7,948,636      10,107,972

LONG-TERM DEBT                                                                 5,126,530       5,240,034

DEFERRED INCOME TAXES                                                          1,800,143       2,592,843

MINORITY INTEREST IN SUBSIDIARIES                                              6,067,089       6,843,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
     5,856,940 shares issued and 5,715,540 shares outstanding
     in 1998; 5,856,940 shares issued and 5,848,740 shares
     outstanding in 1997                                                          58,569          58,569
  Capital in excess of par value                                              12,470,817      13,040,877
  Retained earnings                                                            2,948,938       2,850,517
  Accumulated other comprehensive income:
     Foreign currency translation adjustment                                     (19,457)        (31,128)
     Unrealized gain on marketable securities for sale                           130,204         175,213
                                                                            ------------    ------------
          Total accumulated other comprehensive income                           110,747         144,085
                                                                            ------------    ------------
  Treasury stock at cost; 141,400 shares at December 31, 1998
     8,200 shares at December 31, 1997                                          (221,379)        (16,790)
                                                                            ------------    ------------
                  Total Stockholders' Equity                                  15,367,692      16,077,258
                                                                            ------------    ------------
                                                                            $ 36,310,090    $ 40,861,519
                                                                            ============    ============

                             See notes to consolidated financial statements.


                                    MEDICORE, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------

                                                                 1998            1997          1996
                                                             ------------    -----------   -----------
  REVENUES
    Sales                                                    $ 49,381,765    $38,888,233   $29,680,520
    Gain on sale of subsidiaries' assets                               --      4,430,663            --
    Gain on subsidiary securities offering and
        warrants exercise                                              --         89,898     1,521,127
    Realized gain on sale of marketable securities                 12,780         49,493     2,583,500
    Other income                                                  753,984        661,195       934,259
                                                             ------------    -----------   -----------
                                                               50,148,529     44,119,482    34,719,406
  COST AND EXPENSES
    Cost of goods sold                                         42,460,760     32,198,701    24,247,403
    Selling, general and administrative expense                 7,123,888      6,615,768     6,211,485
    Interest expense                                              592,414        393,515       217,615
                                                             ------------    -----------   -----------
                                                               50,177,062     39,207,984    30,676,503
                                                             ------------    -----------   -----------
      (LOSS) INCOME BEFORE INCOME TAXES
          AND MINORITY INTEREST                                   (28,533)     4,911,498     4,042,903

  Income tax (benefit) provision                                 (352,369)       953,000     1,350,746
                                                             ------------    -----------   -----------

      INCOME BEFORE MINORITY INTEREST                             323,836      3,958,498     2,692,157

  Minority interest in income of consolidated subsidiaries        225,415      1,717,527       274,888
                                                             ------------    -----------   -----------

         NET INCOME                                          $     98,421    $ 2,240,971   $ 2,417,269
                                                             ============    ===========   ===========

Earnings per share:
   Basic                                                     $        .02    $       .39   $       .44
                                                             ============    ===========   ===========
   Diluted                                                   $        .01    $       .36   $       .39
                                                             ============    ===========   ===========

                            See notes to consolidated financial statements.

                                                    MEDICORE, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                 CAPITAL IN     COMPRE-  RETAINED      OTHER    NOTES
                                        COMMON    EXCESS OF     HENSIVE  EARNINGS COMPREHENSIVE RECEIVABLE   TREASURY
                                         STOCK    PAR VALUE     INCOME   (DEFICIT)    INCOME    OPTIONS       STOCK        TOTAL
                                         -----    ---------     -------  ---------    ------    -------       -----        -----
Balance at January 1, 1996              $54,549  $11,540,953           $(1,807,723) $ 293,060  $(326,400)                $9,754,439
Comprehensive income:
Net income                                                    $2,417,269 2,417,269
   Foreign currency translation
     adjustments                                                 229,887              229,887
   Unrealized gain on marketable
     securities:
   Unrealized holding gain arising
      during period, net of tax                                  721,313              721,313
Less: Reclassification adjustment,
   net of tax, for gain
   included in net income                                       (380,172)            (380,172)
                                                              ----------
Comprehensive income                                          $2,988,297                                                  2,988,297
                                                              ==========
Issuance of 2,000 shares of
   common stock as compensation              20        5,540                                                                  5,560
Forgiveness of stock option
    notes June 1996                                                                              326,400                    326,400
Exercise of subsidiary stock options                  (3,652)                                                                (3,652)
Conversion of portion of Techdyne note               (49,586)                                                               (49,586)
                                         ------  -----------           -----------  ---------  ---------   ----------   -----------
Balance December 31, 1996                54,569   11,493,255               609,546    864,088        -0-        -0-    13,021,458
Comprehensive income:
   Net income                                                 $2,240,971 2,240,971
   Foreign currency translation                                  (23,757)             (23,757)
     adjustments
   Unrealized loss on
     marketable securities:
   Unrealized holding loss
      arising during period,
      net of tax                                                (663,882)            (663,882)
Less reclassification adjustments,
   net of tax, for gain included
   in net income                                                 (32,364)             (32,364)
                                                              ----------
Comprehensive income                                          $1,520,968                                                  1,520,968
                                                              ==========
   Exercise of stock options for
      400,000 shares of common stock      4,000      713,000                                                                717,000
   Exercise of subsidiary stock options              (66,534)                                                               (66,534)
   Conversion of portion of Techdyne note            (48,217)                                                               (48,217)
   Repurchase of stock by subsidiary                 (28,155)                                                               (28,155)
Subsidiary stock issuance
   for acquisition                                   977,528                                                                977,528
Repurchase of 8,200 common shares                                                                              (16,790)     (16,790)
                                         ------  -----------            ----------  ---------  ---------   -----------   ----------
Balance at December 31, 1997             58,569   13,040,877             2,850,517    144,085          0       (16,790)  16,077,258
Comprehensive income:
   Net income                                                  $  98,421    98,421
   Foreign currency translation
     adjustments                                                  11,671               11,671
   Unrealized loss on
     marketable securities:
   Unrealized holding loss arising
      during period, net of tax                                  (45,009)             (45,009)
                                                              ----------
Comprehensive income                                           $  65,083                                                     65,083
                                                              ==========
Exercise of subsidiary stock options                (150,756)                                                              (150,756)
Repurchase of stock by subsidiary                     78,696                                                                 78,696
Subsidiary advance toward
  acquisition price guarantee                       (785,792)                                                              (785,792)
Subsidiary acquisition price adjustment              251,600                                                                251,600
Subsidiary acquisition
  of minority interest                                23,386                                                                 23,386
Consultant stock options                              12,806                                                                 12,806
Repurchase of 133,200 common shares                                                                           (204,589)    (204,589)
                                         ------- -----------           -----------  ---------  ---------    ----------  -----------
   Balance December 31, 1998             $58,569 $12,470,817           $ 2,948,938  $ 110,747  $       0    $ (221,379) $15,367,692
                                         ======= ===========           ===========  =========  =========    ==========  ===========

    See notes to consolidated financial statements.


                                        MEDICORE, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                      1998            1997              1996
                                                                  ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                      $     98,421    $  2,240,971    $  2,417,269
  Adjustments to reconcile net income
     to net cash used in operating activities:
     Gain of sale of subsidiaries' assets                                   --      (4,430,663)             --
     Depreciation                                                    1,434,638       1,019,253         657,640
     Amortization                                                      161,542         106,126          79,329
     Bad debt expense                                                  106,364          42,276         275,408
     Gain on Viragen note collection                                        --              --        (227,703)
     Provision for inventory obsolescence                              437,095         153,011          91,913
     Stock compensation expense                                             --         322,125           5,560
     Gain on sale of securities                                        (12,780)        (49,493)     (2,583,500)
     Minority interest                                                 225,415       1,717,527         274,888
     Forgiveness of option notes and accrued interest                       --              --         344,871
     Deferred income taxes                                             (29,295)       (493,000)        581,266
     Consultant stock option expense                                    17,651              --              --
     Gain on subsidiary stock offering and warrants exercise                --         (89,899)     (1,521,127)
     Increase (decrease) relating to operating activities from:
        Accounts receivable                                            (59,740)     (1,735,304)        (63,409)
        Inventories                                                   (138,866)     (2,615,706)        320,742
        Prepaid expenses and other current assets                      181,018        (237,547)        160,999
        Accounts payable                                              (783,100)        374,871        (867,608)
        Accrued expenses and other current liabilities                (307,010)       (101,702)       (249,504)
        Income taxes payable                                        (1,359,496)        753,219         279,708
                                                                  ------------    ------------    ------------
            Net cash used in operating activities                      (28,143)     (3,023,935)        (23,258)
INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries                     (385,375)             --              --
  Proceeds from sale of subsidiaries' assets                                --       4,583,662              --
  Subsidiary acquisition payments                                     (153,818)     (2,166,010)             --
  Advance on subsidiary acquisition price guarantee                 (1,277,711)             --              --
  Additions to property and equipment, net of minor disposals       (1,776,381)     (2,135,213)       (797,968)
  Payments received on note receivable from Viragen, Inc.                   --              --         373,948
  Proceeds from sale of securities                                     252,780          49,493       2,583,500
  Deferred expenses and other assets                                   (56,414)         30,801          98,041
  Purchase portion of minority interest in subsidiary                       --              --
                                                                  ------------    ------------    ------------
            Net cash (used in) provided by investing activities     (3,396,919)        362,733       2,257,521
FINANCING ACTIVITIES
  Borrowings to finance subsidiary acquisition                         600,000       2,500,000              --
  Short-term line of credit borrowings                                 413,709         548,698              --
  Net proceeds from subsidiary stock offering                               --              --       3,445,158
  Proceeds from long-term borrowings                                        --              --         181,476
  Payments on long-term borrowings                                  (1,081,928)       (430,976)       (270,945)
  Proceeds from exercise of stock options and warrants                   1,150         695,953          59,700
  Subsidiary repurchase of stock                                      (108,690)       (206,250)             --
  Repurchase of stock                                                 (204,589)        (16,790)             --
  Dividend payments to minority shareholders                                --          (3,966)         (7,467)
  Deferred financing costs                                                  --          (2,657)        (14,438)
                                                                  ------------    ------------    ------------
            Net cash (used in) provided by financing activities       (380,348)      3,084,012       3,393,484
  Effect of exchange rate fluctuations on cash                             699        (118,690)        142,085
                                                                  ------------    ------------    ------------
  (Decrease) increase in cash and cash equivalents                  (3,804,711)        304,120       5,769,832
  Cash and cash equivalents at beginning of year                    11,099,418      10,795,298       5,025,466
                                                                  ------------    ------------    ------------
  Cash and cash equivalents at end of year                        $  7,294,707    $ 11,099,418    $ 10,795,298
                                                                  ============    ============    ============


                                See notes to consolidated financial statements.

                                                      F-6

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS: The Company has three operating business segments. The electro-mechanical segment, Techdyne, is an international contract manufacturer of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries. The medical services segment, DCA, owns and operates five kidney dialysis centers located in Pennsylvania and New Jersey and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the manufacture and distribution of medical supplies.

         CONSOLIDATION: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 68.0% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 61.5% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Scotland) Limited ("Techdyne (Scotland)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Scotland), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

         MARKETABLE SECURITIES: The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company is required to classify its marketable equity securities as either trading or available-for-sale. The Company does not purchase equity securities for the purpose of short-term sales; accordingly, its securities are classified as available-for-sale. Marketable securities are recorded at fair value. Unrealized gains and losses relating to available-for-sale securities are included as a separate component of shareholders' equity, net of income tax effect, until realized. Realized gains and losses are computed based on the cost of securities sold using the specific identification method. Marketable securities are comprised of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         1998           1997
                                                    ------------   ------------
Viragen, Inc.
(259,268  shares with $.81 per share market value
at December 31, 1998;  259,268 shares with $1.09
per share market value at December 31, 1997)        $    210,007   $    282,602

Renal Care Group, Inc.
(13,873 shares with $32.00 per share market value
at December 31, 1997)                                         --        443,936
                                                    ------------   ------------
                                                    $    210,007   $    726,538
                                                    ============   ============

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                              DECEMBER 31,      DECEMBER 31,
                                                  1998             1997
                                             --------------   --------------
Electronic and mechanical components, net:
   Finished goods                            $      794,297   $      554,903
   Work in process                                1,845,954        1,772,724
   Raw materials and supplies                     5,234,249        5,997,682
                                             --------------   --------------
                                                  7,874,500        8,325,309
   Medical supplies                                 519,270          358,130
                                             --------------   --------------
                                             $    8,393,770   $    8,683,439
                                             ==============   ==============

         PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improve-ments; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 15 years for leasehold improvements. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

         LONG-LIVED ASSET IMPAIRMENT: Pursuant to Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indi-cate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. The Company, based on current circumstances, does not believe any indicators of impairment are present.

         COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED: The costs in excess of net tangible assets acquired are being amortized on a straight-line basis over 25 years. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any writedowns will be charged to expense.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         STOCK BASED COMPENSATION: The Company follows Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation"(FAS 123) permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

         FOREIGN CURRENCY TRANSLATION: The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income included in stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

         OTHER INCOME:  Other income is comprised as follows:

                                            YEAR ENDED DECEMBER 31,
                                ------------------------------------------
                                     1998          1997            1996
                                ------------   ------------   ------------
Interest income                 $    417,339   $    448,950   $    414,207
Gain on Viragen note recovery             --             --        227,703
Litigation settlement                     --             --        139,645
Other                                336,645        212,245        152,704
                                ------------   ------------   ------------
                                $    753,984   $    661,195   $    934,259
                                ============   ============   ============

         EARNINGS PER SHARE: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

         Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1998          1997            1996
                                                                       -----------    -----------    -----------
Net income, numerator-basic computation                                $    98,421    $ 2,240,971    $ 2,417,269
Adjustment due to subsidiaries' dilutive securities                        (52,219)      (102,697)       (61,971)
                                                                       -----------    -----------    -----------
Net income as adjusted, numerator-diluted computation                  $    46,202    $ 2,138,274    $ 2,355,298
                                                                       ===========    ===========    ===========

Weighted average shares, denominator-basic computation                   5,804,506      5,733,104      5,456,251
Effect of dilutive stock securities:
Stock options                                                                   --        285,088        552,872
                                                                       -----------    -----------    -----------
Weighted average shares as adjusted, denominator-diluted computation     5,804,506      6,018,192      6,009,123
                                                                       ===========    ===========    ===========

Earnings per share:
Basic                                                                  $       .02    $        39    $       .44
                                                                       ===========    ===========    ===========
Diluted                                                                $       .01    $       .36    $       .39
                                                                       ===========    ===========    ===========

                                                       F-9

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

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

         RECLASSIFICATIONS: Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

         BUSINESS SEGMENTS: The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, " Disclosures About Segments of an Enterprise and Related Information" (FAS 131) required for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. The adoption of FAS 131 has not changed the Company's reported business segments, but has resulted in changes in the Company's segment reporting disclosures.

         COMPREHENSIVE INCOME: In 1998 the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on marketable securities and is presented in the Consolidated Statement of Shareholders' Equity. Prior year financial statements have been reclassified to conform with these requirements.

         NEW PRONOUNCEMENTS: In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effec-tive for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial posi-tion and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

         The Company owns approximately 259,000 shares of Viragen (formerly a majority-owned subsidiary of the Company) common stock as of December 31, 1998. During 1997 and 1996 the Company sold approximately 10,000 shares and 682,000 shares of Viragen stock and recognized gains of approximately $49,000 and $2,584,000, respectively. In accordance with the Company's accounting policy, these shares are reflected at fair value, using quoted market prices by the Nasdaq Stock Market, and the unrealized gain is included as a separate component of accumulated other comprehensive income included in shareholders' equity. The closing bid price of Viragen common stock was $.81 as of December 31, 1998 and $1.09 as of December 31, 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 2-TRANSACTIONS WITH VIRAGEN, INC.--CONTINUED

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

         The Company has a royalty agreement with Viragen, pursuant to which it is to receive a royalty on Viragen's net sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. No royalty income was earned under the agreement in 1998 or 1997. In addition, a payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the new agreement.

NOTE 3--LONG-TERM DEBT

         On February 8, 1996, Techdyne refinanced its term loan by entering into three loan agreements with a Florida bank. One credit facility was a $2,000,000 line of credit due on demand secured by Techdyne's accounts receivable, inventory, furniture, fixtures and intangible assets and bore interest at the bank's prime rate plus 1.25%. In conjunction with Techdyne's acquisition of Lytton on July 31, 1997, the line of credit was modified and increased to $2,500,000 with the interest rate reduced to prime plus .75% and various other modifications. The line was fully drawn down in connection with the Lytton acquisition with $2,500,000 remaining outstanding, with interest due at 9.25%, until the line was refinanced in December 1997.

         The $2,500,000 line of credit agreement was refinanced and replaced effective December 29, 1997 with a five year $1,500,000 commercial term loan and $1,600,000 commercial revolving line of credit. The $1,600,000 line of credit had an outstanding balance of $1,600,000 at December 31, 1998 and $1,000,000 at December 31, 1997. This line matures May 1, 2000 and has monthly payments of interest at prime. Both credit facilities are collateralized by the corporate assets of Techdyne. The new commercial term loan with an outstanding balance of $1,200,000 at December 31, 1998 and $1,5000,000 at December 31, 1997 matures
December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%. Early termination of the swap agreement, either through prepayment or default on the term loan, may result in a cost or a benefit to Techdyne. The December 29, 1997 refinancing represents a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95 "Statement of Cash Flows" (FAS 95).

         The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $636,000 at December 31, 1998 and $663,000 at December 31, 1997 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 3--LONG-TERM DEBT--CONTINUED

         The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $87,000 at December 31, 1998 and $127,000 at December 31, 1997 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The February 1996 financing under the term loans provided cash proceeds to Techdyne of approximately $181,000 and included payment of the balance due under Techdyne's previous term loan of $517,000 and payment of a mortgage of the Company, including accrued interest, on a building leased to Techdyne of $215,000 which represent noncash financing activities which is a supplemental disclosure required by FAS 95.

         The Company has unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest. There are cross defaults between the revolving and term loans exclusive of the $200,000 term loan.

         Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions through June 30, 1999. There was an outstanding balance on this loan of approximately $962,000 at December 31, 1998 and $549,000 at December 31, 1997. The interest rate on this loan was 8.25% at December 31, 1998 and 9% as of December 31, 1997. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton will have an option to convert the note to a variable rate. This loan is subject to a prepayment penalty during the fixed rate period. The balance outstanding on this loan was approximately $733,000 as of December 31, 1998 and $933,000 as of December 31, 1997. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime plus 1%. There was no outstanding balance on this loan as of December 31, 1998 or December 31, 1997. All of these bank loans are secured by the business assets of Lytton.

  Long-term debt is as follows:
                                                                                           DECEMBER 31,
                                                                                   --------------------------
                                                                                      1998             1997
                                                                                   ----------       ---------
         Term loan secured by real property with a carrying value of $976,000 at
            December 31,  1998.  Monthly  payments of principal  and interest as
            described above.                                                        $ 636,438       $ 662,533

         Term loan secured by tangible  personal  property,  goods and equipment with a carrying  value of $6,190,000  at December 31, 1998.  Monthly
            payments of  principal  and  interest  as  described  above.               86,763         126,764

         Commercial  term loan secured by  corporate  assets of Techdyne  with a carrying value of approximately $14,762,000 as of December 31, 1998.
            Monthly  payments of  principal  and  interest as  described  above.
                                                                                    1,200,000       1,500,000

         Three-year  revolving  line of credit  agreement  maturing May 1, 2000.
            Secured by  corporate  assets of Techdyne  with a carrying  value of approximately  $14,762,000 at December 31, 1998.  Monthly payment of
            interest as described above.                                            1,600,000       1,000,000

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 3--LONG-TERM DEBT--CONTINUED

                                                                                            DECEMBER 31,
                                                                                   ---------------------------
                                                                                       1998             1997
                                                                                   ----------       ----------
         Mortgage  note  secured by land and  building  with a net book value of
            $840,000 at December 31, 1998.  Quarterly  payments of approximately
            $20,000  based on exchange  rates at December  31, 1998 for 15 years commencing  October,  1997 including  interest at 2% above bank base
            rate.                                                                     544,528         569,431
         Promissory  note  secured by three  certificates  of deposit.  A single principal  payment is due on April 21,  2000 with  interest  payable
            monthly at prime.                                                         145,000         145,000

         Mortgage note secured by land and building  with a net book value of of
            $414,000 at December 31, 1998.  Monthly principal payments of $3,333 plus  interest  at 1% over the prime  rate  through  November  2003.
                                                                                      200,040         240,036

         Mortgage  note  secured by land and  building  with a net book value of
            $706,000 at December 31, 1998.  Monthly principal payments of $2,667 plus  interest  at 1% over the prime  rate  through  November  2003.
                                                                                      159,960         191,963

         Equipment financing  agreement secured by DCA equipment with a net book value of $487,000 at December 31, 1998.  Combined  monthly  payments pursuant to various  schedules  of $8,582 as of December 31, 1998 as described below, including principal and interest,  with interest at
            rates ranging from 5.47% to 11.84%.                                       448,566         284,518

         Mortgage  note  secured by land with a net book  value of  $107,000  at
            December  31,  1998.  Monthly  principal  payments  of  $1,083  plus interest at 1.5% over the prime rate.  The entire  unpaid  principal
            balance and accrued interest is due May 1, 2003.                           56,288          69,295

         Installment loan requiring monthly payments of $16,667 plus interest at
            9%.  The loan is  secured by all  business  assets of Lytton  with a carrying  value of  approximately  $9,111,000.  Monthly  payments of
            principal and interest as described above.                                733,333         933,333

         Equipment loan requiring monthly payments of $4,298 including  interest at 5.5% and maturing in April 2002. The loan is secured by equipment of  Lytton  with a  carrying  value  of  approximately  $503,000  at
            December 31, 1998.                                                        156,746         198,445

         Equipment financing  obligations requiring combined monthly payments of
            $19,467  as of  December  31,  1998 as  described  below,  including interest  at rates  ranging  from 8.55% to 10.09% and secured by the related  assets of Lytton  with a  carrying  value of  approximately
            $341,000 at December 31, 1998.                                            112,320         390,033

         Other                                                                             --           2,607
                                                                                   ----------      ----------
                                                                                    6,079,982       6,313,958
         Less current portion                                                         953,452       1,073,924
                                                                                   ----------      ----------
                                                                                   $5,126,530      $5,240,034
                                                                                   ==========      ==========

         The prime rate was 7.75% as of December 31, 1998 and 8.50% as of December 31, 1997.

         The Company re-paid a mortgage in February 1996 through Techdyne's bank loan refinancing. This represents noncash financing activity which is a supplemental disclosure required by FAS 95.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 3--LONG-TERM DEBT--CONTINUED

         The DCA equipment financing agreement provides financing for kidney dialysis machines for DCA's facilities in Pennsylvania and New Jersey and was amended in 1996 to include equipment for DCA's Florida facility. The initial principal balance was approximately $195,000. Additional financing totaled approximately $124,000 in 1996 $190,000 in 1997 and $245,000 in 1998. In
conjunction with DCA's sale of its Florida dialysis operations on October 31, 1997, the purchaser assumed approximately $112,000 of these financing obliga-tions. Payments under the agreement are pursuant to various schedules extending through July 2002. Financing under the equipment financing agreement is a non-cash financing activity which is a supplemental disclosure required by FAS 95.

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

         Techdyne (Scotland) had a line of credit with a Scottish bank with a U.S. dollar equivalency of approximately $330,000 at December 31, 1997 which was not renewed. No amounts were drawn down on this line of credit during 1998 and no amounts were outstanding under this line of credit as of December 31, 1997.

         Scheduled maturities of long-term debt outstanding at December 31, 1998 are: 1999 - $953,000; 2000 - $2,613,00; 2001 - $1,371,000; 2002- $666,000; 2003-
$165,000; thereafter - $312,000. Interest payments on all of the above debt amounted to $583,000, $355,000 and $224,000 in 1998, 1997 and 1996.

         The Company's various debt agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict rent commitments, restrict additional indebtedness, prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios. In 1998, DCA was in default of certain covenants relating to its mortgage agree-ments totaling $360,000. The covenants principally related to debt service ratio requirements, for which the lender has waived compliance through December 31, 1998.

NOTE 4--INCOME TAXES

         The Company  has net  operating  loss  carryforwards  of  approximately
$2,590,000  at  December  31,  1998  and  $5,000,000  at  December 31, 1997 that expire in years 2003 through 2010. Of these net operating loss carryforwards, $2,400,000 and $5,000,000, respectively, are available to offset future Techdyne
(US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date. Techdyne's new subsidiary, Lytton, is included in Techdyne's consolidated federal tax return effective August 1, 1997 with Techdyne's net operating loss carryforwards able to be uti-lized to offset any income taxable for federal tax return purposes generated by Lytton. Of the December 31, 1998 net operating loss carryforwards, $190,000 are available to offset future taxable income, excluding the results of Techdyne and DCA.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 4--INCOME TAXES--CONTINUED

                                                     DECEMBER 31,
                                             --------------------------
                                                 1998           1997
                                             -----------    -----------
Deferred tax liabilities:
  Tax over book depreciation                 $   201,943    $   408,000
  Gain on sale of Techdyne and DCA stock       2,067,000      2,067,000
  Unrealized gain on marketable securities        79,052        106,343
  Other                                           24,965         11,500
                                             -----------    -----------
      Total deferred tax liability             2,372,960      2,592,843

Deferred tax assets:
  Obsolescence and other reserves                463,051        373,000
  Tax credits                                     48,000             --
  Inventory capitalization                        73,688        113,000
  Accrued expenses and other                     135,106        227,000
                                             -----------    -----------
      Sub-total                                  719,845        713,000

Net operating loss carryforward                  942,794      1,432,000
Valuation allowance                             (528,000)      (850,465)
                                             -----------    -----------
Net deferred tax asset                         1,134,639      1,294,535
                                             -----------    -----------
Net deferred tax liability                   $ 1,238,321    $ 1,298,308
                                             ===========    ===========

Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $528,000 and $850,465 was recorded as of December 31, 1998 and December 31, 1997, respectively.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                DECEMBER 31,
                                       --------------------------
                                           1998           1997
                                       -----------    -----------
Current deferred tax asset             $   590,133    $ 1,294,535
Current deferred tax liabilities           (28,311)            --
                                       -----------    -----------
Net current deferred tax asset             561,822      1,294,535

Long-term deferred tax asset               544,506             --
Long-term deferred tax liability        (2,344,649)    (2,592,843)
                                       -----------    -----------
Net long-term deferred tax liability    (1,800,143)    (2,592,843)
                                       -----------    -----------
Net deferred tax liability             $(1,238,321)   $(1,298,308)
                                       ===========    ===========

         A deferred tax liability of $2,067,000 at December 31, 1998 and December 31, 1997, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the Company's investment in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Techdyne and DCA. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Scotland). A current deferred tax liability has been recorded for the unrealized gain on marketable securities. See Note 2.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 4--INCOME TAXES--CONTINUED

For financial reporting purposes, (loss) income before income taxes includes the following components:

                                   YEAR ENDED DECEMBER 31,
                         -----------------------------------------
                             1998           1997           1996
                         -----------    -----------    -----------
United States income     $   508,933    $ 5,201,054    $ 3,260,262
Foreign (loss) income       (537,466)      (289,556)       782,641
                         -----------    -----------    -----------
                         $   (28,533)   $ 4,911,498    $ 4,042,903
                         ===========    ===========    ===========

Significant components of the provision (benefit) for income taxes are as follows:

                            YEAR ENDED DECEMBER 31,
                -----------------------------------------
                    1998           1997           1996
                -----------    -----------    -----------
Current:
  Federal       $  (415,468)   $ 1,306,000    $   440,000
  Foreign                --        (96,000)       259,270
  State              92,394        236,000         70,000
                -----------    -----------    -----------
                $  (323,074)   $ 1,446,000        769,270
Deferred:
 Federal             66,602       (493,000)       578,000
 Foreign            (95,897)            --          3,476
                -----------    -----------    -----------
                    (29,295)      (493,000)       581,476
                -----------    -----------    -----------
                $  (352,369)   $   953,000    $ 1,350,746
                ===========    ===========    ===========

         The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1998           1997           1996
                                                         -----------    -----------    -----------
 Tax at statutory rate                                   $    (9,526)   $ 1,669,909    $ 1,374,587
 Adjustments resulting from:
   State income taxes-net of federal income tax effect       105,215        180,770         49,898
   Lower effective income taxes of other countries            86,841         13,096         (7,826)
   Non deductible items                                       62,235             --             --
   Prior year tax return to provision adjustment            (287,623)            --             --
   Change in valuation allowance                            (322,465)      (737,258)       (65,913)
   Other                                                      12,954       (173,517)            --
                                                         -----------    -----------    -----------
                                                         $  (352,369)   $   953,000    $ 1,350,746
                                                         ===========    ===========    ===========

         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $2,294,000 at December 31, 1998 and $2,736,000 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypotheti-cal calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $115,000 and $137,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1998 and December 31, 1997, respectively.

         Income tax payments were approximately $1,203,000 in 1998, $811,000 in 1997 and $487,000 in 1996.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

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

         In September 1994, options to purchase 480,000 shares of common stock at $.69 per share were exercised. The Company received cash payment of the par value and the balance in three year promissory notes, presented in the Stockholders' Equity section of the balance sheet, with interest at 5.36%. The notes were secured by the 480,000 shares purchased, held in escrow by the Company, with voting rights held by the shareholders until default, if any, under the notes. In June 1996, the Company forgave the balances due under the notes including accrued interest and, accordingly, recorded approximately $344,000 in compensation expense.

         The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. Including the June 1997 grant, there are 841,000 options outstanding at December 31, 1998 under the 1989 plan.

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

         In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors, and employees. These options are exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised, with a balance of 56,600 outstanding as of December 31, 1998. The Company received cash payment of the par value and the balance in three year promissory notes with interest at 5.16%.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

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

         In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees and consultants of which there are 4,500 outstanding as of December 31, 1998. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003. On December 31, 1997, 162,500 options were exercised by officers for which the Company received cash payments of the par value and the Company forgave the remaining balance due and recorded compensation expense of $322,000.

         In August 1996, DCA's board of directors granted 15,000 medical directors at its three kidney dialysis centers of which 10,000 options were outstanding as of December 31, 1998. These options vested immediately and are exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price of 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

         In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services agreement, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share and Techdyne granted options for 25,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share. Options for 5,000 shares of the Company's common stock and 6,250 shares of Techdyne's common stock vested during 1998 with no additional options to vest due to cancellation of this agreement in August, 1998. Pursuant to FAS 123, the Company recorded approxi-mately $18,000 expense for options vesting under this agreement.

         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for option grants in 1998, option grants in 1997, option modifications in 1996, and options grants in 1995, respectively: risk-free interest rates of 5.55%, 5.59%, 5.65% and 6.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .72 for the options issued in 1998, .97 for the options issued during 1997, .68 for the option modifications in 1996 and option grants in 1995; and an expected life of 3 years for the options issued during 1998 for the 1997 options of 2.5 years, and for the options modified in 1996 of .75 years and for the 1995 options of
2.5 years.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information which includes the pro forma effect of its own options, as well as the pro forma effects related to the Company's interest in Techdyne and DCA pro forma adjustments follows:

                                         1998         1997             1996
                                         ----         ----             ----

         Pro forma net income          $87,212     $1,671,720       $2,067,004
                                       =======     ==========       ==========
         Pro forma earnings per share
            Basic                        $.02         $.29              $.35
                                         ====         ====              ====
            Diluted                      $.01         $.26              $.23
                                         ====         ====              ====

         A summary of the Company's stock option activity, and related information for the years ended December 31, follows, with its newly modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                       1998                              1997                                1996
                                       ----                              ----                                ----
                                                    WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                                                     AVERAGE                         AVERAGE                         AVERAGE
                                     OPTIONS     EXERCISE PRICE      OPTIONS      EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                     -------     --------------      -------      --------------      -------     --------------
Outstanding-beginning of year         841,000        $2.38          1,207,000         $2.01          1,209,000         $2.42
Granted                                 5,000         2.25             35,000          2.47            809,000          2.38
Cancellations                              --                             ---                         (809,000)         3.00
Exercised                                  --                        (400,000)         1.25                ---
Forfeited                                  --                             ---                           (1,000)         3.00
Expired                                    --                          (1,000)         2.38             (1,000)         3.00
                                           --                         -------                        ---------
Outstanding-end of year               846,000                         841,000                        1,207,000          2.01
                                      =======                         =======                        =========
Exercisable at end of year:
1994, 1995 and 1997 options           841,000         2.38            841,000          2.38            803,500          1.82
1998 options                            5,000         2.25                 --                               --
                                      -------                         -------                        ---------
                                      846,000                         841,000                          803,500
                                      =======                         =======                        =========
Weighted-average fair value of
   Options granted, including
   Modified options, during the year   $.98                           $  2.47                           $.59
                                       ====                           =======                           ====

         The weighted average remaining contractual life at December 31, 1998 of the 1995 and 1997 of options is 1.4 years. The remaining contractual life at December 31, 1998 for the 1998 options is 2.4 years.

         The Company has 1,503,000 shares reserved for future issuance at December 31, 1998, including: 1,000,000 shares for 1989 plan; 98,000 shares for key employee stock plan; 5,000 shares for consultant stock options; and 400,000 shares for employment agreement.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         The fair value of Techdyne options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options issued during 1998 and 1997, respectively: risk-free interest rate of 5.55% and 5.59%; no dividend yield; volatility factor of the expected market price of Techdyne common stock of .58% and .60%; and an expected life of the options of 3 years for the options issued during 1998 and 2.5 years for the options issued during 1997.

         A summary of Techdyne's stock option activity, and related information for the years ended December 31, follows:

                                               1998                          1997                          1996
                                               ----                          ----                          ----
                                                      WEIGHTED-                     WEIGHTED-                         WEIGHTED-
                                                       AVERAGE                       AVERAGE                           AVERAGE
                                      OPTIONS       EXERCISE PRICE   OPTIONS      EXERCISE PRICE       OPTIONS      EXERCISE PRICE
                                      -------       --------------   -------      --------------       -------      --------------
Outstanding-beginning of year         699,100                        326,500                           378,400
Granted                                 6,250            $4.25       375,000         $3.25                 ---
Exercised                            (115,000)            1.00          (300)         1.00             (50,700)         $1.00
Expired                                    --                         (2,100)         1.00              (1,200)          1.00
                                      -------                        -------                           -------
Outstanding-end of year               590,350                        699,100                           326,500
                                      =======                        =======                           =======
Outstanding and exercisable
   at end of year:
May 1994 options                       56,600             1.00       171,600          1.00             174,000           1.00
February and April 1995 options       152,500             1.75       152,500          1.75             152,500           1.75
June 1997 options                     375,000             3.25       375,000          3.25                  --
May 1998 options                        6,250             4.25            --                                --
                                      -------                        -------                           -------
                                      590,350                        699,100                           326,500
                                      =======                        =======                           =======
Weighted-average fair value of
   options granted during the          $2.04                          $1.33
   year                                =====                          =====

         The remaining contractual life at December 31, 1998 is 3.4 years, 1.2 years and .39 years for the options issued in 1997, 1995 and 1994, respectively.

         The fair value of DCA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assump-tions for options granted/modified during 1998 and the options issued during 1996 risk-free interest rates of 5.55% and 5.75%; no dividend yield; volatility factor of DCA common stock of .93 for the options granted/modified during 1998 and .50 for the options granted in 1996 and a weighted average expected life of the options of 2.0 years for the options granted/modified during 1998 and 1.5 years for the options granted in 1996.

         A summary of DCA's stock option activity, and related information for the years ended December 31, follows:

                                          1998                            1997                              1996
                                          ----                            ----                              ----
                                            WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                   OPTIONS   EXERCISE PRICE       OPTIONS    EXERCISE PRICE       OPTIONS      EXERCISE PRICE
                                   -------   --------------       -------    --------------       -------      --------------
Outstanding-beginning of year      29,000                         209,000                        210,000
Granted                            10,000         $4.75                --                         15,000            $4.75
Cancellations                      (5,000)         4.75                --                             --
Exercised                              --                        (162,500)      $1.50             (6,000)            1.50
Forfeited                              --                                                             --
Expired                           (14,500)         1.50           (17,500)       2.43            (10,000)            1.50
                                  -------                        --------                        -------
Outstanding-end of year            19,500                          29,000                        209,000
                                  =======                        ========                        =======
Outstanding and exercisable
   at end of year:
   November 1995 options            4,500          1.50            19,000        1.50            194,000             1.50
   August 1996 and June 1998       10,000          2.25            10,000        4.75             15,000             4.75
options
   August 1996 options              5,000          4.75                --                             --
                                  -------                        --------                        -------
                                   19,500                          29,000                        209,000
                                  =======                        ========                        =======
Weighted-average fair value of
   options granted during the year  $.79                                                          $1.30
                                    =====                                                         =====

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 5-STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         The remaining contractual life at December 31, 1998 is 4.4 years, .6 year and 1.9 years for the options issued in June 1998, August 1998 and November 1995, respectively.

NOTE 6-BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

         The following summarizes information about the Company's three reported business segments. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets included unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales are generally intended to approximate market price.


BUSINESS SEGMENT REVENUES
                                                          1998            1997            1996
                                                      ------------    ------------    ------------
Electro-Mechanical
     External                                         $ 44,755,164    $ 32,954,795    $ 24,155,715
     Intersegment Sales                                    171,567         213,985         278,465
Medical Products                                         1,335,128       1,708,488       2,012,498
Medical Services                                         4,003,935       9,220,798       4,136,970
Corporate                                                  310,713         488,268       4,671,800
Elimination of corporate rental charges
     to electro-mechanical manufacturing                   (93,444)        (93,640)       (103,450)
Elimination of corporate interest charge
     to electro-mechanical                                (156,197)       (151,901)       (139,672)
Elimination of corporate interest charge
     to medical services                                    (5,878)         (7,326)        (14,455)
Elimination of medical services
     interest charge to corporate                             (892)             --              --
Elimination of electro-mechanical
     manufacturing sales to medical products              (171,567)       (213,985)       (278,465)
                                                      ------------    ------------    ------------
                                                      $ 50,148,529    $ 44,119,482    $ 34,719,406
                                                      ============    ============    ============
BUSINESS SEGMENT PROFIT (LOSS)
Electro-Mechanical                                    $    924,924    $    861,248    $  1,010,454
Medical Products                                           (87,818)          6,485        (638,858)
Medical Services                                          (441,010)      4,266,683         (10,988)
Corporate                                                 (424,629)       (222,918)      3,682,295
                                                      ------------    ------------    ------------
                                                      $    (28,533)   $  4,911,498    $  4,042,903
                                                      ============    ============    ============
BUSINESS SEGMENT ASSETS
Electro-Mechanical                                    $ 23,767,144    $ 24,625,147    $ 13,224,196
Medical Products                                           667,955         606,305       1,000,710
Medical Services                                         9,348,924      11,637,765       7,552,289
Corporate                                                2,579,117       4,018,482       5,323,157
Elimination of intersegment trade receivables              (53,050)        (26,180)        (15,500)
                                                      ------------    ------------    ------------
                                                      $ 36,310,090    $ 40,861,519    $ 27,084,852
                                                      ============    ============    ============
OTHER BUSINESS SEGMENT INFORMATION
INTEREST INCOME:
Electro-Mechanical                                    $     78,315    $    136,054    $    166,134
Medical Products                                                --              --             140
Medical Services                                           296,943         227,790         168,950
Corporate                                                  205,048         244,333         233,110
Elimination of corporate intercompany
     interest charge to electro-mechanical                (156,197)       (151,901)       (139,672)
Elimination of corporate intercompany
     interest charge to medical services                    (5,878)         (7,326)        (14,455)
Elimination of medical services intercompany
     interest change to corporate                             (892)             --              --
                                                      ------------    ------------    ------------
                                                      $    417,339    $    448,950    $    414,207
                                                      ============    ============    ============

                        MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--Continued

                                                          1998             1997            1996
                                                      ------------    ------------    ------------
INTEREST EXPENSE:
Electro-Mechanical                                    $    662,856    $    456,621    $    271,736
Medical Products                                                --              --           1,498
Medical Services                                            81,531          86,129          86,694
Corporate                                                   10,994           9,992          11,814
Elimination of corporate intercompany
     interest charge to electro-mechanical                (156,197)       (151,901)       (139,672)
Elimination of corporate intercompany
     interest charge to medical services                    (5,878)         (7,326)        (14,455)
Elimination of medical services intercompany
     interest charge to corporate                             (892)             --              --
                                                      ------------    ------------    ------------
                                                      $    592,414    $    393,515    $    217,615
                                                      ============    ============    ============
DEPRECIATION AND AMORTIZATION:
Electro-Mechanical                                    $  1,115,023    $    669,239    $    384,048
Medical Products                                            35,617          40,657          43,083
Medical Services                                           334,387         289,877         210,550
Corporate                                                  111,153         125,606          99,288
                                                      ------------    ------------    ------------
                                                      $  1,596,180    $  1,125,379    $    736,969
                                                      ============    ============    ============
OTHER SIGNIFICANT NON-CASH ITEMS:
Electro mechanical:
     Provision for inventory obsolescence             $    437,095    $    153,011    $     91,913
Medical services:
     Stock compensation expense                                 --         322,125              --
UNUSUAL ITEMS:
Medical services:
     Gain on sale of subsidiaries' assets             $         --    $  4,430,663    $         --
CORPORATE:
     Gain on subsidiary securities offering           $         --    $     89,898    $  1,521,127
     Gain on sale of marketable securities                  12,780          49,493       2,583,500
CAPITAL EXPENDITURES:
Electro-Mechanical                                    $    832,410    $  1,396,260    $    704,304
Medical Products                                            23,652           4,595         149,505
Medical Services                                         1,149,373         825,427         386,502
Corporate                                                   24,438          74,296          27,136
                                                      ------------    ------------    ------------
                                                      $  2,029,873    $  2,300,578    $  1,267,447
                                                      ============    ============    ============
GEOGRAPHIC AREA SALES
United States                                         $ 44,735,318    $ 32,116,905    $ 19,628,229
Europe(1)                                                4,646,447       6,771,328      10,052,291
                                                      ------------    ------------    ------------
                                                      $ 49,381,765    $ 38,888,233    $ 29,680,520
                                                      ============    ============    ============

(1) Techdyne (Scotland) sales are primarily to customers in the United Kingdom.

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)
United States                                         $  8,114,120    $  7,421,547    $  4,410,961
Europe                                                   1,386,142       1,483,480       1,628,248
                                                      ------------    ------------    ------------
                                                      $  9,500,262    $  8,905,027    $  6,039,209
                                                      ============    ============    ============

MAJOR CUSTOMERS

         A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced, as occurred with Compaq and Avid as noted below.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--Continued

         Electro-mechanical sales to major customers comprising 10% or more of the Company's sales are as follows:
                                               YEAR ENDED DECEMBER 31,
                                      --------------------------------------
                   CUSTOMERS             1998           1997          1996
                   ---------          ----------     ---------     ---------
  PMI Food Equipment Group(1)         $8,183,000     $      --     $      --
  Compaq Computer Corp.(1)(2)                 --            --     8,497,000
  IBM(2)                                      --     6,437,000     4,275,000

-----------------
(1)      Less than 10% of sales for 1997.
(2)      Less than 10% of sales for 1998.

         Sales to PMI Food Equipment Group by Lytton represented approximately 41% of Lytton's sales, 18% of Techdyne's sales and 17% of the Company's sales for the year ended December 31, 1998.

         Sales to Compaq Computer Corp., which has been a major customer of Techdyne (Scotland) amounted to $1,192,000 in 1998, $2,847,000 in 1997 and $8,427,000 in 1996 representing 26%, 42% and 84% of the sales of Techdyne (Scotland) for 1998, 1997 and 1996, respectively. Sales to this customer have shown substantial declines as a result of increased competition in bidding for Compaq business which has also resulted in reduced profit margins on remaining Compaq sales. Sales by Techdyne (Scotland) to Compaq accounted to 13% of its sales for the fourth quarter of 1998 compared to 35% for the same period of 1997.

         A significant customer of Techdyne (which sales to this customer represented 9% of Techdyne's and 8% of the Company's 1998 sales) has been slow in paying amounts owed to the company. At December 31, 1998, the company had a receivable of approximately $879,000 from this customer, and held inventory of approximately $1,160,000 to fulfill a sales contract relating to this customer, which represents 15% and 13% and 14% and 13% of Techdyne's and the Company's accounts receivable and inventory balances, respectively, at that date. Techdyne anticipates an ongoing business relationship with this customer, and it also believes the receivables and inventories relating to this customer are recoverable. However, future events may occur to cause the Company to change its estimate of loss which could have a material adverse effect on Techdyne's and the Company's results of operations and financial position.

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

         Medical product sales are highly dependent on government contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues would have had a material adverse effect on the operations of the Medical Products Division. During 1996, the Company decided to shutdown the durable medical equipment portion of its medical products business due to its unprofitable operations and recorded in 1996 approximately $305,000 in costs in connection with this shutdown. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 7--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 1998 are approximately: 1999 - $865,000; 2000 - $819,000; 2001 - $773,000; 2002
-  $572,000,  2003-$382,000.  Total rent  expense  was  approximately  $916,000,
$748,000 and $608,000 in 1998, 1997 and 1996, respectively.

         Lytton leases its operating facilities from an entity which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2002, requires monthly lease payments of approximately $17,900 for the first year, adjusted in subsequent years for the change in the Consumer Price Index, and contains renewal options for a period of five to ten years at the then fair market rental value.

         Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of December 31, 1998.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne have adopted this plan as partici pating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the years ended December 31, 1998 and December 31, 1997 amounted to approximately $49,000 and $16,000, respectively.

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

         In accordance with its accounting policy, the Company recognized a gain of approximately $56,000, net of applicable income taxes of approximately $34,000, during 1997 related to Techdyne warrant exercises.

NOTE 9--RELATED PARTY TRANSACTIONS

         During 1998, 1997 and 1996, the Company paid premiums of approximately $589,000, $529,000 and $516,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 9-RELATED PARTY TRANSACTIONS--CONTINUED

         During 1998, 1997 and 1996, legal fees of approximately $277,000, $191,000 and $202,000, respectively, were paid by the Company and its public subsidiaries to an officer of the Company and DCA.

         Lytton has a deferred compensation agreement with its former President dated August 1, 1997 in the amount of $200,140. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the period ended December 31, 1998 a total of $59,000 was paid under this agreement. The balance outstanding under this agreement amounted to approximately $108,000 at December 31, 1998 and $167,000 at December 31, 1997.

NOTE 10 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following summarizes certain quarterly operating data:

                                      YEAR ENDED DECEMBER 31, 1998                     YEAR ENDED DECEMBER 31, 1997
                             --------------------------------------------     --------------------------------------------
                             MARCH 31    JUNE 30     SEPT. 30     DEC. 31     MARCH 31    JUNE 30      SEPT. 30    DEC. 31
                             --------    -------     --------     -------     --------    -------      --------    -------
                                                            (In thousands except per share data)
Net Sales                     $13,020     $12,754     $12,130      $11,478      $7,758      $8,087      $10,628     $12,415
Gross profit                    2,089       1,866       1,780        1,186       1,593       1,550        1,764       1,782
Gain on sale of
   subsidiaries' assets            --          --          --           --          --          --           --       4,431
Gain on subsidiary
   securities offering and
   warrant exercise                --          --          --           --          61          29           --          --
Realized gain on sale of
   marketable securities           --          --          --           --          49          --           --          --
Net income (loss)                 212         169          76         (359)        266         116           31       1,828
Earnings (loss)per share:
   Basic                         $.04        $.03        $.01        $(.06)       $.05        $.02         $.01        $.31
   Diluted                       $.03        $.02        $.01        $(.06)       $.04        $.02         $ --        $.30

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $300,000 during the fourth quarter of 1998 and $700,000 during the fourth quarter of 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 11--ACQUISITION

         On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock which have been registered for the seller. Techdyne has guaranteed that the seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. Those earnings objectives were achieved in 1998, resulting in an increase of $400,000 to the valuation of $2,000,000 originally recorded for these securities. The difference (of $968,750) between the fair value of the common stock at the date of acquisition and the guaranteed value was considered part of the cost of the acquisition and is reflected as additional paid in capital on Techdyne. Additional contingent consideration may be due if Lytton reaches pre-defined sales levels. Additional consideration of approximately $154,000 based on sales levels was paid in April 1998 with the Stock Purchase Agreement providing for possible additional sales level incentives over a two year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life of the goodwill.

         The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lytton have been included in the accompanying consolidated condensed statement of income since August 1, 1997. The net purchase price in excess of the fair value of net assets acquired is being amortized over twenty five years. The net purchase price, including the original $2,000,000 and the additional 1998 consideration, was allocated as follows:

                                           ORIGINAL 1997  ADDITIONAL 1998    TOTAL
                                            -----------   ---------------  -----------
     Working capital, other than cash       $ 1,398,588                   $ 1,398,588
     Property, plant and equipment            1,959,751                     1,959,751
     Other assets                                 3,000                         3,000
     Goodwill                                 2,230,103        553,818      2,783,921
     Other liabilities                       (1,335,432)                   (1,335,432)
                                            -----------    -----------    -----------
                                            $ 4,256,010    $   553,818    $ 4,809,828
                                            ===========    ===========    ===========

     Net cash portion of purchase  price,
       including  costs                     $ 2,166,010    $   153,818    $ 2,319,828
     Estimated costs of acquisition              90,000                        90,000
     Common stock issued                      2,000,000        400,000      2,400,000
                                            -----------    -----------    -----------
                                            $ 4,256,010    $   553,818    $ 4,809,828
                                            ===========    ===========    ===========

         The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the Seller ("Modified Guaranty"). The modified terms provide that the Seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and the Company will guarantee that, to the extent that the Seller has less than 150,000 shares of the Company's common stock remaining, the Company will issue additional shares to the Seller. In July 1998, the Company advanced the Seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common in addition to the Seller having sold 5,000 shares of common stock in July, 1998. The advance is presented in the Stockholders' Equity Section of the balance sheet. Proceeds from the sale of the Company's common stock owned by the Seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be forgiven. The Advance has been presented in the Stockholder's Equity section of the balance sheet. The Company has also guaranteed the Seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty").

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 11-ACQUISITION--CONTINUED

         The following summary pro forma financial information reflects the Lytton acquisition as if it had occurred on January 1, 1996. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1996 and may not be indicative of operating results for any future periods.

                          SUMMARY PRO FORMA INFORMATION
                                                   YEAR ENDED DECEMBER 31,
                                         --------------------------------------
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
                                            ====                       ====

NOTE 12--SALE OF SUBSIDIARIES' ASSETS

         On October 31, 1997, DCA concluded a sale ("Sale") of substantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis
Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser has agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser agreed to make up any difference by which the sales proceeds were less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value and the market value being reflected as a receivable from the purchaser. In February 1998, DCA acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

         The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and DCA to the business operations sold and which were included in the actual result of operations of these businesses. Such expenses amounted to approximately $125,000 for the year ended December 31, 1997. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 12-SALE OF SUBSIDIARIES' ASSETS--CONTINUED

         The following summary pro forma financial information, which excludes the gain on the Sale, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1996 and may not be indicative of the Company's operating results for any future periods.

                          SUMMARY PRO FORMA INFORMATION
                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------
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

          Earnings per share:
             Basic                            $.09                   $.39
                                              ====                   ====
             Diluted                          $.07                   $.34
                                              ====                   ====

         DCA recorded a gain on the sale of approximately $2,747,000, representing a pre-tax gain of approximately $4,431,000, net of estimated income taxes of approximately $1,684,000, of which approximately $537,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. The Company's portion of the net gain of $2,210,000 amount to approximately $1,527,000 with the balance of approximately $683,000 applicable to minority interest.

NOTE 13--REPURCHASE OF COMMON STOCK

         In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The shares that may be reacquired may be used to fund stock option obligations. As of December 31, 1998, the Company had repurchased approximately 141,000 shares of common stock at a cost of approximately $221,000 which is reflected as treasury stock.

         In September 1998, DCA announced its intent to repurchase up to 300,000 shares of its outstanding common stock. DCA has repurchased a total of 205,000 shares for approximately $315,000, including 100,000 shares acquired in June 1998.