Form 10-Q
period 1999-03-31
MEDICORE INC
filed 1999-05-14
CIK 8643

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1999 and March 31, 1998 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 1999 and March 31, 1998.

     2) Consolidated Condensed Balance Sheets as of March 31, 1999 and December 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

PART II -- OTHER INFORMATION
-------    -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         ------    ---------------------

Item 1.  Financial Statements
------   --------------------

                        MEDICORE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1999          1998
                                                     ----          ----
REVENUES
  Sales                                           $11,259,096   $13,019,409
  Other income                                        132,307       174,310
                                                  -----------   -----------
                                                   11,391,403    13,193,719

COST AND EXPENSES
  Cost of goods sold                                9,820,621    10,954,757
  Selling, general and administrative expenses      1,867,893     1,743,218
  Interest expense                                    139,022       150,769
                                                  -----------   -----------
                                                   11,827,536    12,848,744
                                                  -----------    ----------

    (LOSS) INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST                            (436,133)      344,975

Income tax benefit                                    (45,087)      (29,407)
                                                  -----------   -----------

    (LOSS) INCOME BEFORE MINORITY INTEREST           (391,046)      374,382

Minority interest in (loss) earnings of
  consolidated subsidiaries                          (104,509)      162,965
                                                  -----------   -----------

    NET (LOSS) INCOME                             $  (286,537)  $   211,417
                                                  ===========   ===========

(Loss) earnings per share:

    Basic                                            $(.05)        $.04
                                                     =====         ====
    Diluted                                          $(.05)        $.03
                                                     =====         ====

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,    December 31,
                                                     1999         1998(A)
                                                  -----------   -----------
                                                  (Unaudited)
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $ 6,477,862   $ 7,294,707
  Marketable securities                               129,634       210,007
  Accounts receivable, less allowances of
   $346,000 at March 31, 1999 and $317,000
   at December 31, 1998                             6,494,809     6,260,748
  Inventories, less allowances for obsolescence
   of $574,000 at March 31, 1999 and $559,000
   at December 31, 1998                             8,175,453     8,393,770
  Prepaid expenses and other current assets           339,870       648,088
  Deferred tax asset                                  592,364       561,822
                                                  -----------   -----------
       Total current assets                        22,209,992    23,369,142

PROPERTY AND EQUIPMENT
  Land and improvements                             1,012,455     1,018,455
  Building and building improvements                3,055,034     3,073,777
  Equipment and furniture                          10,746,759    10,279,217
  Leasehold improvements                            1,593,015     1,489,445
                                                  -----------   -----------
                                                   16,407,263    15,860,894
  Less accumulated depreciation and amortization    6,686,585     6,360,632
                                                  -----------   -----------
                                                    9,720,678     9,500,262
DEFERRED EXPENSES AND OTHER ASSETS                    170,820       183,771

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $623,000
   at March 31, 1999 and $585,000 at December
   31, 1998                                         3,219,098     3,256,915
                                                  -----------   -----------
                                                  $35,320,588   $36,310,090
                                                  ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                      $   635,658   $   962,407
  Accounts payable                                  3,760,522     3,607,414
  Accrued expenses and other current liabilities    2,077,915     2,023,030
  Current portion of long-term debt                   928,501       953,452
  Income taxes payable                                200,589       402,333
                                                  -----------   -----------
       Total current liabilities                    7,603,185     7,948,636

LONG-TERM DEBT                                      4,992,741     5,126,530

DEFERRED INCOME TAXES                               1,800,143     1,800,143

MINORITY INTEREST IN SUBSIDIARIES                   5,935,867     6,067,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized
   12,000,000 shares; 5,856,940 shares issued
   and 5,715,540 shares outstanding                    58,569        58,569
  Capital in excess of par value                   12,470,817    12,470,817
  Retained earnings                                 2,662,401     2,948,938
  Accumulated other comprehensive income:
   Foreign currency translation adjustment            (62,129)      (19,457)
     Unrealized gain on marketable securities
      for sale                                         80,373       130,204
                                                  -----------   -----------
       Total accumulated other comprehensive
        income                                         18,244       110,747
                                                  -----------   -----------
  Treasury stock at cost; 141,400 shares             (221,379)     (221,379)
                                                  -----------   -----------
       Total Stockholders' Equity                  14,988,652    15,367,692
                                                  -----------   -----------
                                                  $35,320,588   $36,310,090
                                                  ===========   ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission in March, 1999.

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                     1999          1998
                                                     ----          ----
OPERATING ACTIVITIES
  Net (loss) income                               $  (286,537)  $   211,417
  Adjustments to reconcile net (loss) income
   to net cash used in by operating activities:
    Depreciation                                      407,111       338,598
    Amortization                                       41,463        37,123
    Bad debt expense                                    7,636        30,459
    Provision for inventory obsolescence               77,051        79,271
    Minority interest                                (104,509)      162,965
    Increase (decrease) relating to operating
     activities from:
      Accounts receivable                            (259,519)     (863,429)
      Inventories                                     129,259       423,483
      Prepaid expenses and other current assets       304,726        48,965
      Accounts payable                                159,032        82,534
      Accrued expenses and other current
       liabilities                                     62,818        (6,144)
      Income taxes payable                           (201,744)   (1,570,500)
                                                  -----------   -----------
       Net cash provided by (used in)
         operating activities                         336,787    (1,025,258)

INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries         ---      (385,375)
  Additions to property and equipment, net of
   minor disposals                                   (579,849)     (129,245)
  Deferred expenses and other assets                    9,086      (112,392)
                                                  -----------   -----------
       Net cash used in investing activities         (570,763)     (627,012)

FINANCING ACTIVITIES
  Repurchase of stock                                     ---       (11,394)
  Net short-term line of credit (payments)
   borrowings                                        (326,749)        6,575
  Payments on long-term borrowings                   (231,527)     (256,937)
  Deferred financing costs                               (303)          169
                                                  -----------   -----------
       Net cash used in financing activities         (558,579)     (261,587)
Effect of exchange rate fluctuations on cash          (24,290)        5,834
                                                  -----------   -----------
Decrease in cash and cash equivalents                (816,845)   (1,908,023)
Cash and cash equivalents at beginning of year      7,294,707    11,099,418
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 6,477,862   $ 9,191,395
                                                  ===========   ===========

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 1999
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 68% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 61.5% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                  March 31,     December 31,
                                                    1999          1998
                                                  ----------    ----------
     Electronic and mechanical components, net:
      Finished goods                              $  655,518    $  794,297
      Work in process                              1,686,389     1,845,954
      Raw materials and supplies                   5,285,796     5,234,249
                                                  ----------    ----------
                                                   7,627,703     7,874,500
     Medical supplies                                547,750       519,270
                                                  ----------    ----------
                                                  $8,175,453    $8,393,770
                                                  ==========    ==========

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:

                                                   March 31,   December 31,
                                                     1999          1998
                                                  ----------    ----------
     Accrued compensation                         $  654,346    $  507,901
     Other                                         1,423,569     1,515,129
                                                  ----------    ----------
                                                  $2,077,915    $2,023,030
                                                  ==========    ==========

Earnings Per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 1999 as a result of exercise prices and the net loss and none were included for the same period of the preceding year due to exercise prices, since to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:


                                                    Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                     1999         1998
                                                     ----          ----
     Net (loss) income, numerator-basic
      computation                                 $ (286,537)   $  211,417
     Adjustment due to subsidiaries'
      dilutive securities                                ---       (32,820)
                                                  ----------    ----------
     Net (loss) income as adjusted,
      numerator-diluted computation               $ (286,537)   $  178,597
                                                  ==========    ==========

     Weighted average shares                       5,715,540     5,852,048
                                                   =========     =========

     (Loss) earnings per share:
     Basic                                           $(.05)        $.04
                                                     =====         ====
     Diluted                                         $(.05)        $.03
                                                     =====         ====

                        MEDICORE, INC. AND SUBSIDIARIES

                               March 31, 1999
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Comprehensive Income

     In 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on marketable securities. Below is a detail of comprehensive (loss) income for the three months ended March 31, 1999 and March 31, 1998:

                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                     1999          1998
                                                     ----          ----
     Net (loss) income                            $ (286,537)   $  211,417
     Other comprehensive (loss) income:
     Foreign currency translation adjustments        (42,672)       21,223
     Unrealized holding (loss) gain arising
      during period, net of tax                      (49,831)      226,821
                                                  ----------    ----------
     Total other comprehensive (loss) income         (92,503)      248,044
                                                  ----------    ----------
     Comprehensive (loss) income                  $ (379,040)   $  459,461
                                                  ==========    ==========

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued
Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the state-ment of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Reclassification

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 1999 and March 31, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1998.

                        MEDICORE, INC. AND SUBSIDIARIES

                               March 31, 1999
                                (Unaudited)


NOTE 3--Transactions With Viragen, Inc.

     The Company owns approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company. The carrying value of these securities was written off as of December 31, 1991. The Company has recorded these securities at their fair value of approximately $130,000 at March 31, 1999 and $210,000 at December 31, 1998 with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by NASDAQ. The closing price of Viragen stock was $.50 as of March 31, 1999 and $.81 per share as of December 31, 1998.

NOTE 4--Long-Term Debt

     Techdyne's $1,600,000 line of credit had an outstanding balance of $1,600,000 at March 31, 1999 and December 31, 1998. This line matures
May 1, 2000 and has monthly payments of interest at prime. Techdyne's commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,125,000 at March 31, 1999 and $1,200,000 at December 31, 1998, and matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, Techdyne entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

     The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an out-standing balance of approximately $629,000 at March 31, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had a balance of approximately $77,000 at March 31, 1999 and $87,000 at December 31, 1998, is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Company has unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's position.

     Lytton has a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% which matured August 1, 1998 and was renewed on the same terms and conditions through June 30, 1999. The interest rate on this loan was 8.25% at March 31, 1999 and at December 31, 1998.
There was an outstanding balance on this loan of $636,000 at March 31, 1999 and $962,000 at December 31, 1998. Lytton has a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton will have an option to convert the note to a variable rate. The balance outstanding on this loan was approximately $667,000 at March 31, 1999 and $733,000 at December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank payable through August 1, 2003 with interest at prime plus 1%. There was no outstanding balance on this loan as of March 31, 1999 or December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 7.75% as of March 31, 1999 and December 31, 1998.

                        MEDICORE, INC. AND SUBSIDIARIES

                                March 31, 1999
                                  (Unaudited)

NOTE 4--Long-Term Debt--(Continued)

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $91,000 at March 31, 1999 and $112,000 at December 31, 1998. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $146,000 at March 31, 1999 and $157,000 at December 31, 1998 and is secured by equipment.

     Techdyne (Europe) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $521,000 at March 31, 1999 and $545,000 at December 31, 1998.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $149,000 and $160,000 at March 31, 1999 and December 31, 1998, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $187,000 and $200,000 at March 31, 1999 and December 31, 1998, respectively.

     DCA has an equipment financing agreement providing financing for kidney dialysis machines for its facilities with interest at rates ranging from 4.13% to 11.84% pursuant to various schedules extending through February 2005. The balance outstanding under this agreement amounted to approxi-mately $516,000 at March 31, 1999 and $449,000 at December 31, 1998.
Additional financing of $90,000 and $17,000 during the three months ended March 31, 1999 and March 31, 1998, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Interest payments on long-term debt amounted to $142,000 and $162,000 for the three months ended March 31, 1999 and March 31, 1998, respectively.

NOTE 5--Income Taxes

     Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. Lytton is included in Techdyne's consolidated federal tax return effective August 1, 1997 with remaining Techdyne net operating loss carryforwards available to be utilized to offset income taxable for federal tax return purposes generated by Lytton. DCA also files separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary dif-ferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized gain on marketable securities for sale is net of deferred taxes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     The Company had a domestic income tax benefit of approximately $45,000 for the three months ended March 31, 1999 and $24,000 for the same period of the preceding year.

     Techdyne (Europe) had an income tax benefit of approximately $5,000 for the three months ended March 31, 1998 with no such benefit or provision for the first quarter of 1999.

     Income tax payments were $218,000 for the three months ended March 31, 1999 and $1,578,000 for the three months ended March 31, 1998.

                        MEDICORE, INC. AND SUBSIDIARIES

                               March 31, 1999
                                 (Unaudited)

NOTE 6--Stock Options

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options are exercisable at $2.38 per share, through April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable through June 10, 2002 with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. There are 841,000 options outstanding under the 1989 Plan.

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's board of directors granted 227,500 to certain of its officers, directors, and employees. These options are exercisable at $1 per share through May 24, 1999. On June 30, 1998, 115,000 of these options were exercised with a remaining balance of 56,300 outstanding as of March 31, 1999. Techdyne received cash payment of the par value and the balance in three year promissory notes with interest at 5.16%.

     On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share through February 26, 2000. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, Techdyne adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercis-able through June 22, 2002 at $3.25 per share.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees which options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. At March 31, 1999 there are 9,500 options outstanding under the 1995 Plan.

     In August 1996, DCA's board of directors granted 15,000 options to its then medical directors of which 10,000 options were outstanding at March 31, 1999. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

     As part of the consideration pursuant to an agreement for investor relations and corporate communications services agreement, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share and Techdyne granted options for 25,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share. Options for 5,000 shares of the Company's common stock and 6,250 shares of Techdyne's common stock vested during the quarter ended June 30, 1998 with no additional options vesting due to cancellation of that agreement in August 1998. Pursuant to FAS 123, the Company recorded approximately $18,000 expense for options vesting under that agreement.

                        MEDICORE, INC. AND SUBSIDIARIES

                               March 31, 1999
                                 (Unaudited)

NOTE 7--Commitments And Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of March 31, 1999.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne have adopted this plan as parti-cipating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months ended March 31, 1999 amounted to approximately $20,000, with such expense amounting to approximately $10,000 and including only Lytton for the three months ended March 31, 1999.

     Lytton has a deferred compensation agreement with its former President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the three months ended March 31, 1999, a total of $25,000 was paid under this agreement leaving an unpaid balance of approximately $33,000 as of March 31, 1999. Lytton leases its operating facilities from an entity owned by the president of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the three months ended March 31, 1999, $54,579 was paid under the lease compared to $53,676 paid for the same period last year.

NOTE 8--Business Segment and Geographic Area Data

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

                                                    Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                      1999          1998
                                                      ----          ----
BUSINESS SEGMENT REVENUES
Electro-Mechanical
  External                                        $ 9,833,647   $11,852,127
  Intersegment Sales                                   23,468        50,611
Medical Products                                      280,215       379,689
Medical Services                                    1,255,124       945,038
Corporate                                              91,334        75,909
Elimination of corporate rental charges
  to electro-mechanical manufacturing                 (23,407)      (23,361)
Elimination of corporate interest charge
  to electro-mechanical                               (44,607)      (33,719)
Elimination of corporate interest charge
  to medical services                                     ---        (1,964)
Elimination of medical services
  interest charge to corporate                           (903)          ---
Elimination of electro-mechanical
  manufacturing sales to medical products             (23,468)      (50,611)
                                                  -----------   -----------
                                                  $11,391,403   $13,193,719
                                                  ===========   ===========

BUSINESS SEGMENT PROFIT (LOSS)
Electro-Mechanical                                $  (122,215)  $   549,559
Medical Products                                      (10,384)      (18,535)
Medical Services                                     (219,172)     (116,160)
Corporate                                             (84,362)      (69,889)
                                                  -----------   -----------
                                                  $  (436,133)  $   344,975
                                                  ===========   ===========

                        MEDICORE, INC. AND SUBSIDIARIES

                               March 31, 1999
                                (Unaudited)

NOTE 8--Business Segment and Geographic Area Data-(Continued)

     A significant customer of Techdyne, which accounted for 4% of both Techdyne's and the Company's sales for the three months ended March 31, 1999 and 9% of Techdyne's and 8% of the Company's sales for the same period of the preceding year has been slow in paying amounts due to Techdyne. Techdyne has substantial receivables and inventory relating to a sales contract with the customer. Techdyne anticipates an ongoing business relationship with the customer and believes that the receivables and inventory relating to the customer are recoverable. If any significant amount of receivables and inventory were not recoverable, this could have a material adverse effect on Techdyne's and the Company's financial position and results of operations.

NOTE 9--Acquisition

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products. The purchase price included $2,500,000 cash and issuance of 300,000 shares of Techdyne's common stock which have been registered for the seller. Techdyne has guaranteed that the seller will realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 is being amortized over 25 years. Additional contingent consideration may be due if Lytton achieves certain sales levels. Additional consideration of approximately $290,000 and $154,000 was paid in April 1999 and April 1998, respectively, based on sales levels with the Stock Purchase Agreement providing for a possible additional sales level incentive for a specified one year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the con-sideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25-year life.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by Techdyne and the seller ("Modified Guaranty"). The modified terms provide that the seller will sell an amount of common stock which will provide $1,300,000 gross proceeds, and Techdyne will guarantee that to the extent that the seller has less than 150,000 shares of Techdyne's common stock remaining, Techdyne will issue additional shares to the seller. In July 1998, Techdyne advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of Techdyne common stock in addition to the seller having sold 5,000 shares of common stock in July 1998. The Advance is presented in the Stockholders' Equity section of Techdyne's balance sheet with capital in excess of par value and minority interest having been adjusted in the Company's balance sheet for the Company's and minority interest respective ownership interest in Techdyne. Proceeds from the sale of Techdyne's common stock owned by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the Advance, the balance of the Advance would be forgiven. Techdyne has also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999.

NOTE 10--Sale of Subsidiaries' Assets

     On October 31, 1997, DCA concluded a sale ("Sale") of its Florida operations consisting of the assets of two subsidiaries and an inpatient agreement of another subsidiary pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 cash and $480,000 of the purchaser's common stock. In February 1998, DCA acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold for an aggregate of $625,000, which included one-half of the common shares orig-inally received as part of the consideration of the Sale. The remaining shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

                        MEDICORE, INC. AND SUBSIDIARIES

                               March 31, 1999
                                 (Unaudited)

NOTE 11--Repurchase of Common Stock

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. The reacquired shares may be used to fund stock option obligations. As of March 31, 1999, the Company had repurchased approximately 141,000 shares of common stock at a cost of approximately $221,000 which is reflected as treasury stock, with no such purchases during the first quarter of 1999.

     In September 1998, DCA announced its intent to repurchase up to 300,000 shares of its outstanding common stock at market prices. DCA has repurchased 205,000 shares for approximately $315,000, including 100,000 shares previously repurchased for approximately $206,000 in June 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its 62% owned public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its 68% owned public subsidiary, DCA, is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, oppor-tunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Forms S-3 (effective November 11, 1996 and November 4, 1997, respectively), and DCA's Registration Statement, Form SB-2, as filed with the Commission (effective on April 17, 1996) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a signifi-cant percentage of its net revenue. Significant reductions in sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's results of operations.

     The industry segments served by Techdyne and the electronics industry as a whole, are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of opera-tions.

     Although management believes that Techdyne's operations utilize the assembly and testing technologies and equipment currently required by Techdyne's customers, there can be no assurance that Techdyne's process development efforts will be successful or that the emergence of new tech-nologies, industry standards or customer requirements will not render its technology, equipment or processes obsolete or noncompetitive. In addition, new assembly and testing technologies and equipment required to remain competitive are likely to require significant capital investment.

     The Company competes with much larger electronic manufacturing entities for expansion opportunities. Any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortiza-tion expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on Techdyne's and the Company's business and financial results.

     Techdyne's, and in turn, the Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficien-cies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in anticipa-tion of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

     With respect to the Company's dialysis operations engaged in through DCA, essential to the Company's profitability is Medicare reimbursement which is at a fixed rate determined by the Health Care Financing Administration ("HCFA"). The level of DCA's, and therefore, the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates.

     The dialysis industry is subject to stringent and extensive regulations of federal and state authorities. There are a variety of anti-kickback regu-lations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although the Company has never been challenged under these regulations and believes it complies in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that DCA will not be required to change its practice or experience material adverse effects as a result of any such challenges or changes.

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources which have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened a center in Carlisle, Pennsylvania in July, 1997. It opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999. Another dialysis center in New Jersey is in the planning and architectural stage. There is intense competi-tion for retaining qualified nephrologists, who normally are the sole source of patients and are responsible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

"Year 2000" Readiness

     The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized informa-tion systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments and has evaluated its computerized systems and equipment, and communicated with its major vendors, and has substantially made the opera-tions of the Company Year 2000 compliant.

     In 1997, the Company commenced upgrading its operations software program in conjunction with Techdyne by acquiring a new Visual Manufacturing software package. The Visual Manufacturing software system is primarily for Techdyne, although several computers and certain software were acquired by and applied to the Company. The system is in the process of being installed into Lytton's and Techdyne (Europe)'s operations. This new system has greatly enhanced Techdyne's enterprise resources planning, essential to bids for new business, production scheduling, inventory and information technology, and overall operations. Management believes this new system is providing it with leverage in material pricing, production and timely-delivery, thereby enabling the Company to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables the Company to better track actual costs against its quotes, thereby allowing the Company to more effectively control costs and manage operating margins. The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for the Company and its subsidiaries. The Visual Manufacturing system has been pre-tested and guaranteed by the manufacturer to be Year 2000 compliant.

     With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in the Company's manufacturing operations as well as in its dialysis operations are not date sensitive, and should not pose any threat of a system breakdown due to the Year 2000 issue. Techdyne's personal computer hardware and software systems have been checked and have been determined to be Year 2000 compliant.

     The Company has communicated with its key vendors, customers and other third parties with whom its operations are essential to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues. A substantial number have responded of which many have given written assurance that they are Year 2000 compliant, with the balance assuring the Company they will be Year 2000 compliant before the millenium change. To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt Techdyne's operations to the extent that it will have to find alternative vendors or customers that have resolved their Year 2000 issues. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on Techdyne's and the Company's business, results of operations or financial condition.

     The singular area impacting DCA with respect to the Year 2000 change is in its electronic billing of Medicare, Medicaid and third-party insurance companies. DCA receives a substantial portion of its revenues from Medicare for the treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it is doing everything to become Year 2000 compliant and is assuring the Medicare program will operate smoothly. In 1998, DCA installed a new electronic billing software program that was developed according to Medicare's compli-ance guidelines, which guidelines require not only system but also Year
2000 compatibility. The software designer has tested the software for Year 2000 compliance and DCA has initiated its billing and reimbursement with the new software without any problems. DCA has also successfully electronically billed Medicaid using the new software. Therefore, with respect to any financial impact in view of electronic billing and maintenance of receiva-bles, management does not presently anticipate any future problems. No other significant computer issues are presently known by the Company that would affect DCA's ability to electronically bill or otherwise maintain its records and conduct its daily operations.

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

Results of Operations

     Consolidated revenues decreased by approximately $1,802,000 (14%) for the three months ended March 31, 1999 compared to the same period of the preceding year. Sales revenues for the three months ended March 31, 1999 decreased by $1,760,000 (14%) compared to the preceding year. Other income decreased approximately $42,000 for the three months ended March 31, 1999 compared to the same period of the preceding year due to a decrease in interest earned as a result of a decrease in invested funds.

     Techdyne sales decreased approximately $2,037,000 (17%) for the three months ended March 31, 1999 compared to the same period of the preceding year. There was a decrease in domestic sales of $1,185,000 (12%) and a decrease in European sales of $852,000 (48%) compared to the same period of the preceding year.

     Approximately 45% of Techdyne's consolidated sales and 39% of the Company's consolidated sales for the three months ended March 31, 1999 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include IBM which accounted for 10% and 9% and PMI Food Equipment Group for 17% and 15%, respectively. PMI Food Equipment Group is Lytton's major customer and represented 31% of Lytton's sales for the three months ended March 31, 1999. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales were not replaced.

     The decrease in European-based sales, included a decrease of approxi-mately $417,000 (86%) in sales to Compaq (Europe), as well as decreases in sales to other customers. Sales of Techdyne's Scottish-based subsidiary Techdyne (Europe) to Compaq accounted for approximately 7% and 27% of the sales of Techdyne (Europe) for the three months ended March 31, 1999 and March 31, 1998, respectively. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Europe) is pursuing new business development; however, there can be no assurance as to the success of such efforts.

     Medical product sales revenues decreased by approximately $99,000 (35%) for the three months ended March 31, 1999 compared to the same period of the preceding year due to decreased sales of the principal product of this division as a result of substantially reduced government purchases and foreign competition.

     Medical services revenues, representing the revenues of the Company's dialysis division, DCA, increased approximately $349,000 (43%) for the three months ended March 31, 1999 compared to the same period of the preceding year. This increase reflected increased revenues of DCA's Pennsylvania dialysis centers of approximately $264,000 and for the three months ended March 31, 1999, including revenues of approximately $144,000 for DCA's new Chambersburg, Pennsylvania dialysis center which commenced operations in January, 1999.
Also included in the increase in revenues are revenues of approximately $85,000 from the Manahawkin, New Jersey center which commenced operations in the fourth quarter of 1998. Although the operations of the new centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales increased to 87% for the three months ended March 31, 1999 compared to 84% the same period of the preceding year which included increases for Techdyne and the medical services division and a decrease for the medical products division.

     Cost of goods sold for Techdyne as a percentage of sales increased to 90% for the three months ended March 31, 1999 compared to 86% for the same period of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base.

     Cost of goods sold by the medical products division decreased to 65% for three months ended March 31, 1999 compared to 74% for the same period of the preceding year as a result of decreased cost for the principal product of this division and a change in product mix resulting in decreased sales of this product.

     Cost of medical services sales increased to 74% for the three months ended March 31, 1999 compared to 72% for the same period of the preceding year reflecting operations of DCA's new dialysis centers which are still in their developmental stage.

     Selling, general and administrative expenses increased $125,000 for the three months ended March 31, 1999 compared to the same period of the preceding year. This increase reflected expenses of DCA's new dialysis centers.

     Interest expense decreased by approximately $12,000 for the three months ended March 31, 1999 compared to the same period of the preceding year re-flecting lower interest rates and reduced average borrowings.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 7.75% at March 31, 1999 and December 31, 1998.

Liquidity and Capital Resources

     Working capital totaled $14,607,000 at March 31, 1999, which reflected a decrease of $814,000 (5%) during the three months ended March 31, 1999. Included in the changes in components of working capital was a decrease of $817,000 in cash and cash equivalents, which included net cash provided by operating activities of $337,000, net cash used in investing activities of $571,000 (including additions to property, plant and equipment of $580,000), and net cash used in financing activities of $559,000 (including net line of credit payments of $327,000, and payments on long-term debt of $232,000).

     Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.6% which had an outstanding balance of $1,125,000 at March 31, 1999 and $1,200,000 at December 31, 1998 and a
$1,600,000 commercial revolving line of credit with interest at prime of which $1,600,000 was outstanding at March 31, 1999 and December 31, 1998. The commercial term loan matures December 15, 2002 and the commercial line of credit matures May 1, 2000. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $629,000 at March 31, 1999 and $636,000 at December 31, 1998, and is secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $77,000 at March 31, 1999 and $87,000 at December 31, 1998 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and subordinated the intercompany indebtedness due from Techdyne. See
Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. In July, 1994 Techdyne (Europe) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $521,000 at March 31, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

      On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisition. Techdyne has guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provides for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for first two years of sales levels paid in April 1999 and April 1998. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the seller. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     With one bank, Lytton has (i) a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2%, (ii) a $1,000,000 installment loan maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate, and (iii) a $500,000 equipment loan agreement payable through August 1, 2003 with interest at prime plus 1%. All of these bank loans are secured by the business assets of Lytton. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%, and an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298 secured by equipment. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     During 1988, the Company, through DCA, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $336,000 and $360,000 at March 31, 1999 and December 31, 1998,
respectively. The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $516,000 and $449,000 at March 31, 1999 and December 31, 1998, respectively, which includes additional financing of approximately $90,000 and $17,000 during the three months ended March 31, 1999 and March 31, 1998, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering in 1996 and sale of its Florida dialysis operations in 1997. DCA's opened its fifth center in Chambersburg, Pennsyl-vania in January 1999 and intends to establish additional facilities in the New Jersey and Pennsylvania area. The professional corporation providing medical director services to the Manahawkin, New Jersey center and the professional association which is to provide medical director services to another New Jersey center presently in the planning and architectural stage have a 20% interest in those subsidiaries. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from its security offering and sale of its Florida dialysis operations will be adequate or that sufficient outside financing would be available to fund expansion. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

     A significant customer of Techdyne, which accounted for 4% of Techdyne's the Company's sales for the three months ended March 31, 1999 and 9% of Techdyne's and 8% of the Company's sales for the same period of the preceding year has been slow in paying amounts due to the Company. Techdyne has substantial receivables and inventory relating to a sales contract with the customer. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

New Pronouncement

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

                          PART II -- OTHER INFORMATION
                          -------    -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

            (27) Financial Data Schedule (for SEC use only)

          Part II Exhibits

            None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended March 31, 1999.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDICORE, INC.

                                        /s/ Daniel R. Ouzts

                                      By---------------------------------
                                        DANIEL R. OUZTS, Vice President/
                                        Finance, Controller and Principal
                                        Accounting Officer

Dated:  May 14, 1999

                                 EXHIBIT INDEX

Exhibit
  No.
-------

Part I  Exhibits

        (27) Financial Data Schedule (for SEC use only)