Form 10-Q
period 1999-06-30
MEDICORE INC
filed 1999-08-16
CIK 8643

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,707,540 shares as of July 31, 1999

                      MEDICORE, INC. AND SUBSIDIARIES

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operation (Unaudited) for the three months and six months ended June 30, 1999 and June 30, 1998 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
------   --------------------

         1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 1998.

         2) Consolidated Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 1999.

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

                       MEDICORE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
REVENUES
  Sales                                      $12,175,190   $12,754,415   $23,434,286   $25,773,824
  Realized gain on sale of
    marketable securities                        228,078                     228,078
  Other income                                   124,184       178,690       256,491       353,000
                                             -----------   -----------   -----------   -----------
                                              12,527,452    12,933,105    23,918,855    26,126,824

COST AND EXPENSES
  Cost of goods sold                          10,423,042    10,909,597    20,243,663    21,864,354
  Selling, general and administrative
    expenses                                   2,174,797     1,625,434     4,042,690     3,368,652
  Interest expense                               150,832       139,316       289,854       290,085
                                             -----------   -----------   -----------   -----------
                                              12,748,671    12,674,347    24,576,207    25,523,091

     (LOSS) INCOME BEFORE INCOME TAXES
        AND MINORITY INTEREST                   (221,219)      258,758      (657,352)      603,733

Income tax benefit                                (5,480)      (78,259)      (50,567)     (107,666)
                                             -----------   -----------   -----------   -----------

     (LOSS) INCOME BEFORE MINORITY INTEREST     (215,739)      337,017      (606,785)      711,399

Minority interest in (loss) earnings of
    consolidated subsidiaries                    (89,357)      167,691      (193,866)      330,656
                                             -----------   -----------   -----------   -----------

     NET (LOSS) INCOME                       $  (126,382)  $   169,326   $  (412,919)  $   380,743
                                             ===========   ===========   ===========   ===========

(Loss) earnings per share:
   Basic                                       $(.02)         $.03         $(.07)         $.07
                                               =====          ====         =====          ====
   Diluted                                     $(.02)         $.02         $(.07)         $.05
                                               =====          ====         =====          ====

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           June 30,    December 31,
                                                                             1999         1998(A)
                                                                             ----         ------
                                                                         (Unaudited)
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $ 5,789,145   $ 7,294,707
  Marketable securities                                                       24,876       210,007
  Accounts receivable, less allowances of $361,000
    at June 30, 1999 and $317,000 at December 31, 1998                     7,199,834     6,260,748
  Inventories, less allowances for obsolescence of $649,000
    at June 30, 1999 and $559,000 at December 31, 1998                     9,911,365     8,393,770
  Prepaid expenses and other current assets                                  563,693       648,088
  Deferred tax asset                                                         643,272       561,822
                                                                         -----------   -----------
          Total current assets                                            24,132,185    23,369,142

PROPERTY AND EQUIPMENT
  Land and improvements                                                    1,008,855     1,018,455
  Building and building improvements                                       3,050,252     3,073,777
  Equipment and furniture                                                 10,527,761    10,279,217
  Leasehold improvements                                                   1,646,808     1,489,445
                                                                         -----------   -----------
                                                                          16,233,676    15,860,894
  Less accumulated depreciation and amortization                           6,556,736     6,360,632
                                                                         -----------   -----------
                                                                           9,676,940     9,500,262
DEFERRED EXPENSES AND OTHER ASSETS                                           124,875       183,771

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $665,000 at June 30, 1999
   and $585,000 at December 31, 1998                                       3,466,325     3,256,915
                                                                         -----------   -----------
                                                                         $37,400,325   $36,310,090
                                                                         ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                                             $ 1,337,756   $   962,407
  Accounts payable                                                         5,065,613     3,607,414
  Accrued expenses and other current liabilities                           2,250,382     2,023,030
  Current portion of long-term debt                                        2,647,282       953,452
  Income taxes payable                                                       150,299       402,333
                                                                         -----------   -----------
          Total current liabilities                                       11,451,332     7,948,636

LONG-TERM DEBT                                                             3,410,452     5,126,530

DEFERRED INCOME TAXES                                                      1,800,143     1,800,143

MINORITY INTEREST IN SUBSIDIARIES                                          5,936,786     6,067,089


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
    5,707,540 shares issued and outstanding at June 30, 1999;
    5,856,940 shares issued and 5,715,540 shares outstanding
    at December 31, 1998                                                      57,075        58,569
  Capital in excess of par value                                          12,296,294    12,470,817
  Retained earnings                                                        2,536,019     2,948,938
  Accumulated other comprehensive (loss) income:
    Foreign currency translation adjustment                                  (85,089)      (19,457)
    Unrealized (loss) gain on marketable securities for sale                  (2,687)      130,204
                                                                         -----------   -----------
          Total accumulated other comprehensive (loss) income                (87,776)      110,747
                                                                         -----------   -----------
  Treasury stock at cost; 141,400 shares                                         ---      (221,379)
                                                                         -----------   -----------
          Total Stockholders' Equity                                      14,801,612    15,367,692
                                                                         -----------   -----------
                                                                         $37,400,325   $36,310,090
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

                       MEDICORE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         -------------------------
                                                                             1999          1998
                                                                             ----          ----
OPERATING ACTIVITIES
  Net (loss) income                                                      $  (412,919)  $   380,743
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
     Depreciation                                                            835,568       683,220
     Amortization                                                             87,391        75,189
     Bad debt expense                                                         46,467        59,132
     Provision for inventory obsolescence                                    167,072       235,393
     Gain on sale of securities                                             (228,078)
     Minority interest                                                      (193,866)      330,656
     Stock option compensation                                               153,000         7,004
     Increase (decrease) relating to operating activities from:
      Accounts receivable                                                 (1,008,630)      135,526
      Inventories                                                         (1,705,928)     (499,680)
      Prepaid expenses and other current assets                              179,575       (10,856)
      Accounts payable                                                     1,463,923        (5,556)
      Accrued expenses and other current liabilities                         238,961       138,269
      Income taxes payable                                                  (252,034)   (1,567,715)
                                                                         -----------   -----------
          Net cash used in operating activities                             (629,497)      (38,675)

INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries                                 --      (385,375)
  Additions to property and equipment, net of minor disposals               (988,966)     (758,302)
  Subsidiary acquisition payments                                           (289,531)     (153,818)
  Proceeds from sale of securities                                           128,591
  Purchase of marketable securities                                          (29,210)
  Minority interest in subsidiaries                                            4,000
  Deferred expenses and other assets                                          51,314        (9,350)
                                                                         -----------   -----------
          Net cash used in investing activities                           (1,123,802)   (1,306,845)

FINANCING ACTIVITIES
  Net short-term line of credit borrowings (payments)                        375,349      (548,698)
  Long-term borrowings                                                       375,000
  Repurchase of stock                                                         (8,166)      (25,769)
  Payments on long-term borrowings                                          (460,519)     (509,950)
  Deferred financing costs                                                      (452)          169
  Proceeds from exercise of stock options                                        500         1,150
                                                                         -----------   -----------
          Net cash provided by (used in) financing activities                281,712    (1,083,098)
Effect of exchange rate fluctuations on cash                                 (33,975)        3,276
                                                                         -----------   -----------
Decrease in cash and cash equivalents                                     (1,505,562)   (2,425,342)
                                                                         -----------   -----------
Cash and cash equivalents at beginning of year                             7,294,707    11,099,418
                                                                         -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 5,789,145   $ 8,674,076
                                                                         ===========   ===========

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 68% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 60.9% (at July 31, 1999, 64.5%) owned subsid-iary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                      June 30,    December 31,
                                                        1999         1998
                                                     -----------  ------------
     Electronic and mechanical components, net:
       Finished goods                                $   601,354  $   794,297
       Work in process                                 2,333,562    1,845,954
       Raw materials and supplies                      6,383,644    5,234,249
                                                     -----------  -----------
                                                       9,318,560    7,874,500
     Medical supplies                                    592,805      519,270
                                                     -----------  -----------
                                                     $ 9,911,365  $ 8,393,770
                                                     ===========  ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                                      June 30,    December 31,
                                                        1999         1998
                                                     -----------  ------------
     Accrued compensation                            $   775,486  $   507,901
     Other                                             1,474,896    1,515,129
                                                     -----------  -----------
                                                     $ 2,250,382  $ 2,023,030
                                                     ===========  ===========

Earnings Per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 1999 as a result of exercise prices and the net loss and none were included for the same period of the preceding year due to exercise prices, since to include them would be anti-dilutive.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
Net (loss) income, numerator-basic
   computation                               $  (126,382)  $   169,326   $  (412,919)  $   380,743
Adjustment due to subsidiaries'
   dilutive securities                              (102)      (33,557)           --       (65,199)
                                             -----------   -----------   -----------   -----------
Net (loss) income as adjusted,
   numerator-diluted computation             $  (126,484)  $   135,769   $  (412,919)  $   315,544
                                             ===========   ===========   ===========   ===========

Weighted average shares,
   denominator-basic computation               5,712,287     5,838,013     5,713,905     5,842,728
Effect of dilutive stock securities:
Stock options
                                             -----------   -----------   -----------   -----------
Weighted average shares as adjusted,
   denominator-diluted computation             5,712,287     5,838,013     5,713,905     5,842,728
                                             ===========   ===========   ===========   ===========

(Loss) earnings per share:
Basic                                           $(.02)         $.03          $(.07)        $.07
                                                =====          ====          =====         ====
Diluted                                         $(.02)         $.02          $(.07)        $.05
                                                =====          ====          =====         ====

Comprehensive Income

    In 1998, the Company adopted Financial Accounting Standards Board State-ment No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income and its compo-nents. Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on marketable securities. Below is a detail of comprehensive (loss) income for the three months and six months ended June 30, 1999 and June 30, 1998:

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
Net (loss) income                            $ (126,382)   $  169,326    $ (412,919)   $  380,743
Other comprehensive income:
Foreign currency translation adjustments        (22,960)         (826)      (65,632)       20,397
Unrealized gain (loss) on marketable
    securities:
Unrealized holding (loss) gain arising
    during period, net of tax                    (2,687)      (72,970)       (2,687)      153,851
Less: reclassification adjustment, net
    of tax, for gain included in net
    (loss) income                               (80,373)           --      (130,204)           --
                                             ----------    ----------    ----------    ----------
Unrealized (loss) gain on marketable
    securities                                  (83,060)      (72,970)     (132,891)      153,851
                                             ----------    ----------    ----------    ----------
Total other comprehensive (loss) income        (106,020)      (73,796)     (198,523)      174,248
                                             ----------    ----------    ----------    ----------
Comprehensive (loss) income                  $ (232,402)   $   95,530    $ (611,442)   $  554,991
                                             ==========    ==========    ==========    ==========

Marketable Securities

     Marketable securities are classified as available for sale and are reported at fair value. Following is a summary of marketable securities:

                                                      June 30,  December 31,
                                                        1999       1998(A)
                                                     ---------    ---------
Cost                                                 $  29,210    $      --
Unrealized holding gains                                            210,007
Unrealized holding losses                               (4,334)          --
Fair value                                           $  24,876    $ 201,007

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Unrealized holding losses and gains, which amounted to $(4,334), less a deferred tax credit of $1,647 at June 30, 1999 and $210,007, less deferred tax of $79,803, at December 31, 1998, are included as a separate component of stockholders' equity. Proceeds and realized gains on sales of securities available for sale were approximately $228,000 for the three months and six months ended June 30, 1999 with no sales during the same periods of the preceding year. See Note 3.

New Pronouncements:

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activi-ties and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Reclassification

     Certain reclassifications have been made to the 1998 financial state-ments to conform to the 1999 presentation.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 1999 and June 30, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Oper-ating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1998.

NOTE 3--Transactions With Viragen, Inc.

     The Company owned approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company, as of Decem-ber 31, 1998. The carrying value of these securities was written off as of December 31, 1991. These securities were recorded at their fair value of approximately $210,000 at December 31, 1998 with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by NASDAQ. The Company sold these securities during the second quarter of 1999 realizing a gain of approximately $228,000.

NOTE 4--Long-Term Debt

     Techdyne's $1,600,000 line of credit had an outstanding balance of $1,600,000 at June 30, 1999 and December 31, 1998. This line matures May 1, 2000 and has monthly payments of interest at prime. Techdyne's commercial term loan effective December 29, 1997 with an initial principal balance of $1,500,000 had an outstanding balance of $1,050,000 at June 30, 1999 and $1,200,000 at December 31, 1998, and matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, Techdyne entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 4--Long-Term Debt--(Continued)

     The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $621,000 at June 30, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had a balance of approxi-mately $67,000 at June 30, 1999 and $87,000 at December 31, 1998, is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Company has unconditionally guaranteed the payment and performance by Techdyne on the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's position.

     Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. The interest rate on this loan was 8.25% at June 30, 1999 and at December 31, 1998. There was an outstanding balance on this loan of $1,308,000 at June 30, 1999 and $962,000 at December 31, 1998. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton was to have an option to convert the note to a variable rate. Lytton replaced this loan on June 30, 1999 with a $1,400,000 installment loan with the additional funding in July 1999 with monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 and interest at prime plus 1/2%. The balance outstanding on this loan was approximately $633,000 at June 30, 1999 and $733,000 at December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank pay-able through June 30, 2004 with interest at prime plus 1%, which replaced an agreement of the same amount which had a maturity of August 1, 2003.
This loan had an outstanding balance of $375,000 at June 30, 1999 with no outstanding balance at December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 7.75% as of June 30, 1999 and December 31, 1998.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extend through July 1999 with interest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $76,000 at June 30, 1999 and $112,000 at December 31, 1998. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approxi-mately $135,000 at June 30, 1999 and $157,000 at December 31, 1998 and is secured by equipment.

     Techdyne (Europe) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $502,000 at June 30, 1999 and $545,000 at December 31, 1998.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $141,000 and $160,000 at June 30, 1999 and December 31, 1998, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $177,000 and $200,000 at June 30, 1999 and December 31, 1998, respectively.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 4--Long-Term Debt--(Continued)

     DCA has an equipment financing agreement providing financing for kidney dialysis machines for its facilities with interest at rates ranging from 4.13% to 11.84% pursuant to various schedules extending through February 2005. The balance outstanding under this agreement amounted to approximately $486,000 at June 30, 1999 and $449,000 at December 31, 1998. Additional financing of $90,000 and $185,000 during the six months ended June 30, 1999 and June 30, 1998, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Interest payments on long-term debt amounted to $144,000 and $286,000 for the three months and six months ended June 30, 1999 and $143,000 and $305,000 for the same periods of the preceding year.

NOTE 5--Income Taxes

     Techdyne files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. Lytton is included in Techdyne's consolidated federal tax return effective August 1, 1997 with remaining Techdyne net operating loss carryforwards available to be utilized to offset income taxable for federal tax return purposes, including that generated by Lytton. DCA also files separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

     Deferred income taxes reflect the net tax effect of temporary differ-ences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized (loss) gain on marketable securities for sale is net of deferred taxes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     The Company had a domestic income tax benefit of approximately $5,000 and $51,000 for the three months and six months ended June 30, 1999 and $20,000 and $44,000 for the same periods of the preceding year.

     Techdyne (Europe) had an income tax benefit of approximately $58,000 and $63,000 for the three months and six months ended June 30, 1998 with no such benefit or provision for the same periods of 1999.

     Income tax payments (refunds) were $96,000 and $(33,000) for the three months and six months ended June 30, 1999 and $27,000 and $1,605,000 for the same periods of the preceding year.

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

     As part of the consideration pursuant to an agreement for investor relations and corporate communications services, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share and Techdyne granted options for 25,000 shares of its common stock exercisable for three years through May 14, 2001 at $4.25 per share. Options for 5,000 shares of the Company's common stock and 6,250 shares of Techdyne's common stock vested during the quarter ended June 30, 1998 with no additional options vesting due to cancellation of that agreement in August 1998. Pursuant to FAS 123, the Company recorded approximately $18,000 expense for options vesting under that agreement.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 6--Stock Options--(Continued)

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, Techdyne's board of directors granted 227,500 to certain of its officers, directors, and employees.
These options are exercisable at $1 per share through May 24, 1999.  On
June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. Techdyne received cash payment of the par value and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

     On February 27, 1995 Techdyne granted stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiaries for 142,500 shares exercisable at $1.75 per share through February 26, 2000. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options.

     In June 1997, Techdyne adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exer-cisable through June 22, 2002 at $3.25 per share.

    Techdyne entered into a consulting agreement on July 1, 1999 for finan-cial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that will expire on September 15, 2000.

     In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 365,000 options exercisable through April 20, 2000 and 435,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options and the board granted 210,000 options to certain of its officers, directors and employees which options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. At March 31, 1999 there are 9,500 options outstanding under the 1995 Plan.

     In August 1996, DCA's board of directors granted 15,000 options to its then medical directors of which 10,000 options were outstanding at March 31, 1999. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

NOTE 7--Commitments And Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of June 30, 1999.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne have adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the six months ended June 30, 1999 amounted to approximately $41,000, with such expense amounting to approximately $21,000 and including only Lytton for the six months ended June 30, 1998.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 7--Commitments And Contingencies--(Continued)

     Lytton has a deferred compensation agreement with its former President. The agreement calls for monthly payments of $8,339 provided that Lytton's cash flow is adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the six months ended June 30, 1999, a total of $50,000 was paid under this agreement leaving an unpaid balance of approximately $8,000 as of June 30, 1999. Lytton leases its operating facilities from an entity owned by the president of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the six months ended June 30, 1999, $109,000 was paid under the lease compared to $107,000 paid for the same period last year.

     Techdyne entered into a one year agreement for investor relations and corporate communications services as of April 1, 1999 with a monthly fee of $3,500. The agreement provides for issuance of up to 50,000 stock options if the consultant satisfies various performance criteria and may be cancelled upon 15 days written notice by either party. This agreement was cancelled effective August, 1998.

NOTE 8--Business Segment and Geographic Area Data

     The following summarizes information about the Company's three reported business segments. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets include unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales are generally intended to approxi-mate market price.

                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                                      --------                   --------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Electro-Mechanical
  External                                   $10,473,061   $11,606,048   $20,306,708   $23,458,175
  Intersegment Sales                                  --        48,408        23,468        99,019
Medical Products                                 263,442       373,242       543,657       752,931
Medical Services                               1,557,611       929,091     2,812,735     1,874,129
Corporate                                        301,896        86,063       393,230       161,972
Elimination of corporate rental charges
    to electro-mechanical manufacturing          (23,500)      (23,361)      (46,907)      (46,722)
Elimination of corporate interest charge
    to electro-mechanical manufacturing          (44,514)      (35,100)      (89,121)      (68,819)
Elimination of corporate interest charge
    to medical services                               --        (2,878)           --        (4,842)
Elimination of medical services
    interest charge to corporate                     544           --         (1,447)           --
Elimination of electro-mechanical
    manufacturing sales to medical products           --       (48,408)      (23,468)      (99,019)
                                             -----------   -----------   -----------   -----------
                                             $12,527,452   $12,933,105   $23,918,855   $26,126,824
                                             ===========   ===========   ===========   ===========

BUSINESS SEGMENT PROFIT (LOSS)
Electro-Mechanical                           $    38,024   $   557,394   $   (84,191)  $ 1,106,953
Medical Products                                 (74,180)      (59,304)      (84,564)      (77,839)
Medical Services                                (323,508)     (152,927)     (542,770)     (269,087)
Corporate                                        138,535       (86,405)       54,173      (156,294)
                                             -----------   -----------   -----------   -----------
                                             $  (221,219)  $   258,758   $  (657,352)  $   603,733
                                             ===========   ===========   ===========   ===========

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 8--Business Segment and Geographic Area Data--(Continued)

     A significant customer of Techdyne, which accounted for 4% of Techdyne's and 3% of the Company's sales for the six months ended June 30, 1999 and 9% of Techdyne's and 8% of the Company's sales for the same period of the preceding year has been slow in paying amounts due to Techdyne. Techdyne has substantial receivables and inventory relating to a sales contract with the customer. Techdyne anticipates an ongoing business relationship with the customer and believes that the receivables and inventory relating to the customer are recoverable. If any significant amount of receivables and inventory were not recoverable, this could have a material adverse effect on Techdyne's and the Company's financial position and results of opera-tions.

NOTE 9--Acquisition

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products. The purchase price included $2,500,000 cash and issuance of 300,000 shares of Techdyne's common stock which had been registered for the seller. Techdyne guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives resulting in an increase of $400,000 in the valuation of $2,000,000 originally recorded for these securities. The total purchase price in excess of the fair value of net assets acquired which originally amounted to approximately $2,230,000 is being amortized over 25 years. Additional contingent consideration may be due if Lytton achieves certain sales levels. Additional consideration of approximately $290,000 and $154,000 was paid in April 1999 and April 1998, respectively, based on sales levels with the Stock Purchase Agreement providing for a possible additional sales level incentive for a specified one year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25-year life.

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by Techdyne and the seller ("Modified Guaranty"). The modified terms provided that the seller would sell an amount of common stock which would provide $1,300,000 gross proceeds, and Techdyne guaranteed, that to the extent that the seller had less than 150,000 shares of Techdyne's common stock remaining, Techdyne would issue additional shares to the seller. In July 1998, Techdyne advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of Techdyne common stock in addition to the seller having sold 5,000 shares of common stock in July 1998. The Advance is presented in the Stockholders' Equity section of Techdyne's balance sheet with capital in excess of par value and minority interest having been adjusted in the Company's balance sheet for the Company's and minority interest respective ownership interest in Techdyne. Proceeds from the sale of Techdyne's common stock owned by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the Advance, the balance of the Advance would be forgiven. Techdyne guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999. In July 1999, Techdyne forgave the Advance and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in July 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The 295,000 shares held by the seller were returned to Techdyne.

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

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 11--Repurchase of Common Stock

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. As of December 31, 1999, the Company had repurchased approximately 141,000 shares of common stock at a cost of approximately $221,000 which reflected as treasury stock. During the first quarter of 1999, an additional 8,000 shares were repurchased for approximately $8,000.

     In September 1998, DCA announced its intent to repurchase up to 300,000 shares of its outstanding common stock at current market prices. DCA repurchased 205,000 shares for approximately $315,000.

     All treasury shares of both the Company and DCA were cancelled during the second quarter of 1999.

NOTE 12--PROPOSED MERGER AND ACQUISITION

     On June 4, 1999, the Company entered into a letter of intent with DCA and MainStreet IPO, LLC, a newly organized company which is developing a central website to provide any company with the tools to perform self-underwritten offering of their securities.

     The letter of intent provides for several simultaneous transactions. One, the merger of MainStreet into DCA, which will be the surviving company and will change its name to MainStreet IPO.com or such name as new management will choose and with the MainStreet shareholders to own approximately 80% of the surviving company. Another simultaneous transaction is the sale of DCA's assets to the Company in consideration for approximately 90% of the Company's ownership in DCA, the Company's assumption of all of DCA's long-term debt and liabilities up to the closing date of the merger, and the Company's waiver of any cash proceeds assuming exercise of the underwriters' purchase option (assuming full exercise for the common stock and the warrants represents a potential aggregate of $1,530,000) and upon exercise of DCA's 2,300,000 outstanding warrants (assuming full exercise represents $10,350,000 before expenses or commissions), provided the Company is entitled to 20% of the net warrant proceeds but not more than $1,000,000. A third simultaneous trans-action is the acquisition by DCA of The CEO Letter, LLC, an affiliate of MainStreet, for 1,000,000 shares of DCA common stock of which 750,000 shares are to be held in escrow subject to certain earnings and revenues performance formulas for The CEO Letter.

     The proposed merger and acquisition transactions are subject to a variety of contingencies, including, among others, the negotiation and completion of merger and acquisition agreements, and DCA shareholder approval exclusive of any vote of the Company's 68% equity ownership of DCA.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
Results of Operations
---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intu-itions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its public subsidiary, DCA, is engaged, the Company's business strate-gies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15,
1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form
SB-2 (effective September 13, 1995) and Form S-3 (effective November 11,
1996), and DCA's Registration Statements, Form SB-2, as filed with the Commission (effective on April 17, 1996) and Form S-3 (effective July 1,
1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a signif-icant percentage of its net revenue. Significant reductions in sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's results of operations.

     The industry segments served by Techdyne and the electronics industry as a whole, are subject to rapid technological change and product obsoles-cence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations.

     Due to Techdyne's utilization of just-in-time inventory techniques, the timely availability of many components is dependent on Techdyne's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and the Company's results of operations. It is important for the Company, and there are significant risks involved, to efficiently manage inventory, proper timing of expenditures and allocations of physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry and the mix of products, whether PCBs, wire harnesses, cables or turnkey products, for manufacture.

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

     With respect to the Company's dialysis operations, essential to the Company's profitability is Medicare reimbursement which is at a fixed rate determined by the Health Care Financing Administration ("HCFA"). The level of DCA's, and therefore, the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and accep-table areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources which have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened a center in Carlisle, Pennsylvania in July, 1997. It opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999. Another dialysis center in New Jersey is in the planning and architectural stage. The dialysis industry is highly competitive. There is intense competition for retaining qualified nephrologists, who normally are the main source of patients and are responsible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. Newly established dialysis centers, although contributing to increased revenues, also initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

"Year 2000" Readiness

     The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized informa-tion systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments, has evaluated its computerized systems and equipment to insure each component operates properly with the date advanced to the year 2000, and has communicated with its major vendors, and has substantially made the operations of the Company Year 2000 compliant.

    In 1997, we commenced upgrading our operations software program in conjunction with Techdyne by acquiring a new Visual Manufacturing software package. The Visual Manufacturing software system is primarily for Techdyne, although we acquired several computers and certain software. We have substantially completed integrating the new software system into all of Techdyne's subsidiaries. Our European facility went on line July 1, 1999, and our Lytton subsidiary is in the process of installing the system, which should be operational in September, 1999. Lytton has an existing ERP system which is Year 2000 compliant. This new system has greatly enhanced Techdyne's ERP, essential to bids for new business, production scheduling, inventory and information technology, and overall operations. Management believes this new system is providing us with leverage in material pricing, production and timely-delivery, thereby enabling us to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables Techdyne to better track actual costs against its quotes, thereby allowing Techdyne to more effectively control costs and manage operating margins. The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for us and our subsidiaries. The Visual Manu-facturing system has been pre-tested and guaranteed by the manufacturer to be Year 2000 compliant. Our cost for this new software program has been approximately $590,000. We have an ongoing consulting, training and servicing arrangement with the system's manufacturer for $25,000 per year.

     One of the more significant Year 2000 issues as it relates to Techdyne's operations is the readiness of Techdyne's suppliers. Most of Techdyne's products are manufactured to customer specifications, requiring specialized tooling as well as customer directed supplies and suppliers.
Any Year 2000 problems with such suppliers could adversely affect Techdyne's production of these specific products. However, this would only impact a limited range of products, since Techdyne manufactures over 850 products for our 100 customers. For any significant worse case scenario, such supplier failure would have to be widespread which would also impact many of our competitors. This would seem remote based upon responses we have had from our suppliers. Assuming a worse case scenario that Techdyne's critical suppliers have a millenium problem and limit, delay or are unable to deliver supplies, we are identifying other sources of supplies and, if necessary, will seek customer approval to purchase from these alternate sources, as well as request our major suppliers to carry more inventory earmarked for us, and maintain specific contacts with those suppliers.

     With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in Techdyne's manufacturing operations, as well as in DCA's dialysis operations, are not date sensitive, and should not pose any threat of a system breakdown due to the Year 2000 issue. All of Techdyne's date sensitive equipment has been tested and is compliant. Techdyne's personal computer hardware and software systems have been checked and have also been determined to be Year 2000 compliant. Most of DCA's equipment is new and is Year 2000 compliant. DCA maintains technicians who test and maintain the dialysis equipment.

     In addition to addressing our own internal software systems and equip-ment, we have communicated with our key vendors, customers, service providers and other third parties with whom our operations are essential including, among others, banks, insurance companies and utilities, to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues. We have received a substantial response, of which most have given written assurance that they are Year 2000 compliant, with the balance assuring us they will be Year 2000 compliant before the millenium change.
To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt Techdyne's operations to the extent that it will have to find alternative vendors or customers that have resolved their Year 2000 issues and DCA to find alternative sources of supplies. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficiencies or the Year 2000 issue, will not have a material adverse effect on Techdyne's and our business, results of operations or financial condition.

    DCA recently installed a new Year 2000 compliant accounting package, which provides it with its own independent system of bookkeeping, accounting and financial records. This new system is currently being tested and cost, for equipment, software and training, approximately $40,000.

     One of the most significant risks in DCA's operations with respect to the Year 2000 change is in its electronic billing of Medicare, Medicaid and third-party insurance companies. DCA receives a substantial portion of its revenues from Medicare for the treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it is doing everything to become Year 2000 compliant and is assuring the Medicare program will operate smoothly. In 1998, DCA installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatible. The software designer has tested the software for Year 2000 compliance and DCA has initiated its billing and reimbursement with the new software without any problems. DCA has also successfully electronically billed Medicaid using the new software. Assuming a worse case scenario that DCA's critical suppliers have a millenium problem and limit, delay or are unable to deliver supplies for patient treatment, which could have a material adverse impact on DCA's and our business and financial condition, we are identifying other sources of supplies and, if necessary, will overstock certain critical supplies, as well as order several more weeks in advance, request major suppliers to carry more inventory earmarked for us, and maintain specific contacts with those suppliers.

     Another area that could significantly impact DCA's operations in providing dialysis treatment to patients relates to third-party suppliers and service providers, specifically, the utility companies providing water, an extremely necessary resource for dialysis treatments, and electricity. These providers and services are beyond our control. Should any of these utilities fail to provide services, such would seriously adversely impact DCA's and our operations and patients in such affected areas. Our con-tinuing plans to reduce the impact of such utility shortages or outages includes notification to our utilities companies of our facilities' locations, schedules and emergency services required and a 24-hour contact as well as notification to each of our landlords to assure access to the facility for our staff and key service providers.

     We may experience material unanticipated negative consequences beginning in the Year 2000 due to Year 2000 problems that have gone undetected. Al-though we believe our assessment and implementation of our Year 2000 issues have been satisfactorily completed, there are many uncertainties involved, which include two primary areas. One is our ability to deal with Year 2000 contingencies that may arise that we were unaware of, and second is how third parties with whom we deal have dealt with the Year 2000 issue. Accordingly, the results of our Year 2000 program and the extent of any impact on our results of operations could vary materially from what we have disclosed. The complexity of the Year 2000 issues does not allow us the ability to predict with any significant accuracy or to qualify its impact upon us for the following reasons:

     o third party systems, whether suppliers, utilities or others, are beyond our control, although critical to our operations, such as water and electrical supply

     o complexity of testing interconnected systems and networks that depend on third-party systems

     o uncertainty of costs we might incur as a result of Year 2000 failures that occur despite implementation of our program to deal with the issues

Results of Operations

     Consolidated revenues decreased by approximately $406,000 (3%) and $2,208,000 (8%) for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. Sales revenues for the three months and six months ended June 30, 1999 decreased by $579,000 (5%) and $2,340,000 (9%) compared to the preceding year. Other income decreased approximately $55,000 and $97,000 for the three months and six ended June 30, 1999 compared to the same periods of the preceding year due largely to a decrease in interest earned as a result of a decrease in invested funds. The Company recorded a gain of approximately $228,000 from the sale of marketable securities in the second quarter of 1999.

     Techdyne sales decreased approximately $1,157,000 (10%) and $3,194,000 (14%) for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. There was a decrease in domestic sales of $823,000 (8%) and $2,008,000 (10%) and a decrease in European sales of $334,000 (32%) and $1,186,000 (42%) compared to the same periods of the preceding year.

     Approximately 44% of Techdyne's consolidated sales and 38% of the Company's consolidated sales for the six months ended June 30, 1999 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales included PMI Food Equipment Group for 17% and 15%, respectively. PMI Food Equipment Group is Lytton's major customer and represented 31% of Lytton's sales for the six months ended June 30, 1999. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales were not replaced.

     Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $201,000 and $278,000 for the three months and six months ended June 30, 1999 and $129,000 and $141,000 for the same periods of the preceding year. Management is evaluating the future prospects for this facility.

     There was a decrease in sales to Compaq (Europe) by Techdyne (Europe) of $214,000 (84%) and $1,520,000 (93%) for the three months and six months ended June 30, 1999, compared to the same periods of the preceding year. Sales of Techdyne (Europe) to Compaq, which was at one time a major customer of Techdyne (Europe), accounted for only approximately 6% of sales for the six months ended June 30, 1999 compared to 57% for the same period of the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Europe) has been pursuing new business development to offset the substantial reductions in Compaq sales as well as substantial reductions in sales to other customers; however, these efforts to increase sales of Techdyne (Europe) have not been successful to date.

     Medical product sales revenues decreased by approximately $110,000 (42%) and $209,000 (28%) for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year due to decreased sales of the principal product of this division as a result of substantially reduced government purchases and foreign competition.

     Medical services revenues, representing the revenues of the Company's dialysis division, DCA, increased approximately $639,000(78%) and $989,000 (61%) for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. This increase reflected increased revenues of DCA's Pennsylvania dialysis centers of approximately $489,000 and $753,000 for the three months and six months ended June 30, 1999, including revenues of approximately $203,000 and $347,000 for DCA's new Chambersburg, Pennsylvania dialysis center which commenced operations in January, 1999. Also included in the increase in revenues are revenues of approximately $150,000 and $236,000 from the Manahawkin, New Jersey center which commenced operations in the fourth quarter of 1998. Although the operations of the new centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales increased to 86% for both the three months and six months ended June 30, 1999 compared to 86% and 85% for the same periods of the preceding year which included
increases for Techdyne in both periods.   Also included were an increase
for the medical products division for the second quarter of 1999 and a decrease for the medical services division for the second quarter of 1999, with the cost percentage the same for the first half of 1999 and the same period of 1998 for both of these divisions.

     Cost of goods sold for Techdyne as a percentage of sales to 88% and 89% for the three months and six months ended June 30, 1999 compared to 87% and 86% for the same periods of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base.

     Cost of goods sold for the medical products division amounted to 83% and 74% for the three months and six months ended June 30, 1999 compared to 74% for the same periods of the preceding year as a result of cost changes for the principal product of this division and a change in product mix resulting from decreased sales of this product.

     Cost of medical services sales amounted to 70% and 72% for the three months and six months ended June 30, 1999 compared to 73% and 72% for the same periods of the preceding year reflecting improvements at existing centers which offset higher costs at the Company's new dialysis centers which are still in their developmental stage.

     Selling, general and administrative expenses increased by $549,000 and $674,000 for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. This increase reflected expenses of DCA's new dialysis centers and costs in the second quarter of 1999 of approximately $93,000 associated with DCA's decision not to go through with plans to construct a facility in New Jersey and $153,000 in compensation expenses on issuance of DCA stock options in April 1999 (see Note 6 to "Notes to Consolidated Condensed Financial Statements") and costs increases asso-ciated with increased sales of Lytton.

     Interest expense increased by approximately $12,000 for the three months ended June 30, 1999 compared to the same period of the preceding year due to increased borrowings in the second quarter of 1999 and reflected little change for the first half compared to the preceding year.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 7.75% at June 30, 1999 and December 31, 1998.

Liquidity and Capital Resources

     Working capital totaled $12,681,000 at June 30, 1999, which reflected a decrease of $2,740,000 (18%) during the six months ended June 30, 1999. Included in the changes in components of working capital was a decrease of $1,506,000 in cash and cash equivalents, which included net cash used in operating activities of $629,000, net cash used in investing activities of $1,124,000 (including additions to property, plant and equipment of $989,000 and additional consideration of $290,000 regarding the Lytton acquisition), and net cash provided by financing activities of $282,000 (including net line of credit borrowings of $375,000, long-term borrowing of $375,000 and pay-ments on long-term debt of $461,000).

     Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.6% which had an outstanding balance of $1,050,000 at June 30, 1999 and $1,200,000 at December 31, 1998 and a
$1,600,000 commercial revolving line of credit with interest at prime of which $1,600,000 was outstanding at June 30, 1999 and December 31, 1998. The commercial term loan matures December 15, 2002 and the commercial line of credit matures May 1, 2000. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $621,000 at June 30, 1999 and $636,000 at December 31, 1998, and is
secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $67,000 at June 30, 1999 and $87,000 at December 31, 1998 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guar-anteed these loans and subordinated the intercompany indebtedness due from Techdyne. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the note, which was renewed during 1997, maturing April 2000. In July, 1994 Techdyne (Europe) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $502,000 at June 30, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commer-cial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisition. Techdyne guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives.
The Stock Purchase Agreement also provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for first two years of sales levels paid in April 1999 and April 1998. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the seller. In July 1999, the Company issued a payment of $1,278,000 made in July 1998 to satisfy its remaining obligation under the $2,400,000 guarantee. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     With one bank, Lytton had (i) a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2%, (ii) a $1,000,000 installment loan maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate, and (iii) a $500,000 equipment loan agreement payable through August 1, 2003 with interest at prime plus 1%. These loans were replaced on June 30, 1999 with a $3,000,000 revolving line of credit maturing June 30, 2000, a $1,400,000 installment loan payable in 60 installments commencing August 1, 1999 with the final installments due June 30, 2004 and a $500,000 equipment loan agreement payable through June 30, 2004. All of these bank loans are secured by the business assets of Lytton. See Note 4 to "Notes to Consoli-dated Condensed Financial Statements."

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

     During 1988, the Company, through DCA, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $318,000 and $360,000 at June 30, 1999 and December 31, 1998,
respectively. The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $486,000 and $449,000 at June 30, 1999 and December 31, 1998, respectively, which includes additional financing of approximately $90,000 and $185,000 during the six months ended June 30, 1999 and June 30, 1998, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the development of its own dialysis centers, requires capital, which was the basis for DCA's securities offering in 1996 and sale of its Florida dialysis operations in 1997. DCA's opened its fifth center in Chambersburg, Pennsyl-vania in January 1999 and intends to establish additional facilities in the New Jersey and Pennsylvania area. The professional corporation providing medical director services to the Manahawkin, New Jersey center, the profes-sional association which is to provide medical director services to another New Jersey center presently in the planning and architectural stage and the professional corporation providing medical director services to the Carlisle and Chambersburg, Pennsylvania facilities have a 20% interest in those subsidiaries. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from its security offering and sale of its Florida dialysis operations will be adequate or that sufficient outside financing would be available to fund expansion. See
Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

     A significant customer of Techdyne, which accounted for 4% of Techdyne's and 3% of the Company's sales for the six months ended June 30, 1999 and 9% of Techdyne's and 8% of the Company's sales for the same period of the preceding year has been slow in paying amounts due to the Company. Techdyne has substantial receivables and inventory relating to a sales contract with the customer. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

New Pronouncement

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Proposed Merger and Acquisition

     On June 4, 1999, the Company and DCA entered into a letter of intent pursuant to which another company would merge into DCA and own approximately 80% of DCA, the surviving company, a simultaneous sale of DCA's assets to the Company in consideration for approximately 90% of the Company's ownership in DCA, the Company's assumption of DCA's long-term debt and other liabili-ties, and the Company's waiver of most proceeds from the potential exercise of outstanding DCA warrants and DCA underwriters' options. See Note 12 to "Notes to Consolidated Condensed Financial Statements."

Inflation

     Inflationary factors have not had a significant effect on the Company's operations. The Company attempts to pass on increased costs and expenses incurred in the electronic and electro-mechanical products division by increasing selling prices when and where possible and by developing dif-ferent and improved products for its customers that can be sold at targeted profit margins. In the Company's medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in supply costs or nursing and other patient care costs.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

     On June 9, 1999, the annual meeting of shareholders was held to elect one member, Peter D. Fischbein, to the Class 1 members of the board of directors of the Company to serve for a three-year term until the annual meeting of shareholders in the year 2002. Mr. Fischbein was reelected as the sole Class 1 board member by a vote of 4,773,432 shares for, 17,648 shares against, abstentions of 158,762 shares and no broker non-votes. Ernst & Young LLP, the Company's independent accountants, received 3,266,090 votes for ratification as the Company's independent auditors for 1999, with 176,496 votes against ratification and 1,507,256 abstentions. As of August 6, 1999, the Company determined to replace Ernst & Young LLP with new independent auditors, Wiss & Company, LLP.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27) Financial Data Schedule (for SEC use only)

          Part II Exhibits

               None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended June 30, 1999.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                          /s/  DANIEL R. OUZTS

                                       By ----------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated:  August 16, 1999

                                EXHIBIT INDEX


 Exhibit
   No.
--------

Part I Exhibits

       (27) Financial Data Schedule (for SEC use only)