Form 10-Q
period 1999-09-30
MEDICORE INC
filed 1999-11-15
CIK 8643

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,707,540 shares as of October 31, 1999

                       MEDICORE, INC. AND SUBSIDIARIES

                                  INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1999 and September 30, 1998 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998.

     2) Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                      PART I  --  FINANCIAL INFORMATION
                      ---------------------------------

Item 1.  Financial Statements
-------  --------------------

                       MEDICORE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
REVENUES
  Sales                                       $15,993,496   $12,129,860   $39,427,782   $37,903,684
  Realized gain on sale of marketable
    securities                                        ---        12,780       228,078        12,780
  Other income                                    104,485       252,501       360,976       605,501
                                              -----------   -----------   -----------   -----------
                                               16,097,981    12,395,141    40,016,836    38,521,965

COST AND EXPENSES
  Cost of goods sold                           13,313,681    10,354,055    33,557,344    32,218,409
  Selling, general and administrative
    expenses                                    2,064,583     1,892,680     6,107,273     5,261,332
  Interest expense                                186,052       146,632       475,906       436,717
                                              -----------   -----------   -----------   -----------
                                               15,564,316    12,393,367    40,140,523    37,916,458

INCOME (LOSS)BEFORE INCOME TAXES
  AND MINORITY INTEREST                           533,665         1,774      (123,687)      605,507

Income tax provision (benefit)                     98,621      (132,329)       48,054      (239,995)
                                              -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE MINORITY INTEREST            435,044       134,103      (171,741)      845,502

Minority interest in earnings (loss)
  of consolidated subsidiaries                    220,673        57,840        26,807       388,496
                                              -----------   -----------   -----------   -----------

          NET INCOME (LOSS)                   $   214,371   $    76,263   $  (198,548)  $   457,006
                                              ===========   ===========   ===========   ===========

Earnings (loss) per share:
   Basic                                          $.04          $.01          $(.03)        $.08
                                                  ====          ====          =====         ====
   Diluted                                        $.04          $.01          $(.04)        $.07
                                                  ====          ====          =====         ====

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          September 30,  December 31,
                                                                              1999         1998(A)
                                                                          -----------   -----------
                                                                          (Unaudited)
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $ 5,178,809   $ 7,294,707
  Marketable securities                                                        21,120       210,007
  Accounts receivable, less allowances of $388,000
    at September 30, 1999 and $317,000 at December 31, 1998                10,207,676     6,260,748
  Inventories, less allowances for obsolescence of $746,000
    at September 30, 1999 and $559,000 at December 31, 1998                11,033,515     8,393,770
  Prepaid expenses and other current assets                                   564,705       648,088
  Deferred tax asset                                                          644,699       561,822
                                                                          -----------   -----------
          Total current assets                                             27,650,524    23,369,142

PROPERTY AND EQUIPMENT
  Land and improvements                                                     1,017,255     1,018,455
  Building and building improvements                                        3,088,810     3,073,777
  Equipment and furniture                                                  10,583,373    10,279,217
  Leasehold improvements                                                    1,761,305     1,489,445
                                                                          -----------   -----------
                                                                           16,450,743    15,860,894
  Less accumulated depreciation and amortization                            6,711,619     6,360,632
                                                                          -----------   -----------
                                                                            9,739,124     9,500,262
DEFERRED EXPENSES AND OTHER ASSETS                                            133,291       183,771

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
   less accumulated amortization of $707,000 at September 30,
   1999, and $585,000 at December 31, 1998                                  3,424,022     3,256,915
                                                                          -----------   -----------
                                                                          $40,946,961   $36,310,090
                                                                          ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                                              $ 2,868,921   $   962,407
  Accounts payable                                                          7,124,022     3,607,414
  Accrued expenses and other current liabilities                            2,500,522     2,023,030
  Current portion of long-term debt                                         2,693,730       953,452
  Income taxes payable                                                        228,569       402,333
                                                                          -----------   -----------
          Total current liabilities                                        15,415,764     7,948,636

LONG-TERM DEBT                                                              3,540,492     5,126,530

DEFERRED INCOME TAXES                                                       1,800,143     1,800,143

MINORITY INTEREST IN SUBSIDIARIES                                           5,470,779     6,067,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
    5,707,540 shares issued and outstanding at September 30,
    1999; 5,856,940 shares issued and 5,715,540 shares outstanding
    at December 31, 1998                                                       57,075        58,569
  Capital in excess of par value                                           11,961,030    12,470,817
  Retained earnings                                                         2,750,390     2,948,938
  Accumulated other comprehensive (loss) income:
    Foreign currency translation adjustment                                   (43,696)      (19,457)
    Unrealized (loss) gain on marketable securities for sale                   (5,016)      130,204
                                                                          -----------   -----------
          Total accumulated other comprehensive (loss) income                 (48,712)      110,747
                                                                          -----------   -----------
  Treasury stock at cost; 141,400 shares                                          ---      (221,379)
                                                                          -----------   -----------
           Total Stockholders' Equity                                      14,719,783    15,367,692
                                                                          -----------   -----------
                                                                          $40,946,961   $36,310,090
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

                       MEDICORE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          -------------------------
                                                                               1999         1998
                                                                               ----         ----
OPERATING ACTIVITIES
  Net (loss) income                                                       $  (198,548)  $   457,006
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation                                                          1,275,569     1,058,588
      Amortization                                                            132,624       118,690
      Bad debt expense (net recovery)                                          75,908       107,954
      Provision for inventory obsolescence                                    304,665       368,472
      Gain on sale of securities                                             (228,078)      (12,780)
      Minority interest                                                        26,807       388,496
      Deferred income taxes                                                       ---       (92,984)
      Stock option compensation                                               153,000           ---
      Consultant stock options expense                                            ---        17,651
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                                (4,025,045)      197,885
        Inventories                                                        (2,942,683)     (612,963)
        Prepaid expenses and other current assets                             117,742       170,996
        Accounts payable                                                    3,515,663      (586,876)
        Accrued expenses and other current liabilities                        479,197      (229,301)
        Income taxes payable                                                 (173,764)   (1,540,802)
                                                                          -----------   -----------
          Net cash used in operating activities                            (1,486,943)     (189,968)

INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries                                 ---      (385,375)
  Additions to property and equipment, net of minor disposals              (1,383,767)   (1,123,450)
  Subsidiary acquisition payments                                          (1,389,531)     (153,818)
  Advance toward subsidiary acquisition price guarantee                           ---    (1,277,711)
  Proceeds from sale of securities                                            228,078       252,780
  Purchase of marketable securities                                           (29,210)          ---
  Minority interest in subsidiaries                                             6,040           ---
  Deferred expenses and other assets                                           40,356       (17,890)
                                                                          -----------   -----------
          Net cash used in investing activities                            (2,528,034)   (2,705,464)

FINANCING ACTIVITIES
  Borrowings for subsidiary acquisition guarantee advance                         ---       600,000
  Net short-term line of credit borrowings (payments)                       1,906,514      (262,504)
  Short-term bank borrowings                                                  375,000           ---
  Payments on short-term borrowings                                          (375,000)          ---
  Subsidiary repurchase of stock                                                  ---       (63,605)
  Repurchase of stock                                                          (8,166)     (115,833)
  Long-term borrowings                                                        766,667           ---
  Payments on long-term borrowings                                           (749,073)     (762,593)
  Exercise of stock options                                                       500         1,150
  Deferred financing costs                                                       (139)          374
                                                                          -----------   -----------
          Net cash provided by (used in) financing activities               1,916,303      (603,011)
Effect of exchange rate fluctuations on cash                                  (17,224)       17,481
                                                                          -----------   -----------
Decrease in cash and cash equivalents                                      (2,115,898)   (3,480,962)
Cash and cash equivalents at beginning of year                              7,294,707    11,099,418
                                                                          -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 5,178,809   $ 7,618,456
                                                                          ===========   ===========

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 68% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 72.5% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------  ------------
     Electronic and mechanical components, net:
       Finished goods                                $ 1,321,169   $   794,297
       Work in process                                 2,528,888     1,845,954
       Raw materials and supplies                      6,551,477     5,234,249
                                                     -----------   -----------
                                                      10,401,534     7,874,500
     Medical supplies                                    631,981       519,270
                                                     -----------   -----------
                                                     $11,033,515   $ 8,393,770
                                                     ===========   ===========

Accrued Expenses and Other Current Liabilities

  Accrued expenses and other current liabilities is comprised as follows:

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------  -----------
     Accrued compensation                            $   875,262   $   507,901
     Other                                             1,625,260     1,515,129
                                                     -----------   -----------
                                                     $ 2,500,522   $ 2,023,030
                                                     ===========   ===========

Earnings Per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 1999 as a result of exercise prices during the third quarter and as a result of exercise prices and the net loss for the nine month period and none were included for the same periods of the preceding year due to exercise prices, since to include them would be anti-dilutive.

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                              -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
Net (loss) income, numerator-basic
  computation                                 $   214,371   $    76,263   $  (198,548)  $   457,006
Adjustment due to subsidiaries' dilutive
  securities                                      (10,011)      (10,073)      (22,242)       (74,905)
                                              -----------   -----------   -----------   -----------
Net (loss) income as adjusted, numerator -
  diluted computation                         $   204,360   $    66,190   $  (220,790)  $   382,101
                                              ===========   ===========   ===========   ===========

Weighted average shares                         5,707,540     5,814,845     5,705,540     5,833,363
                                              ===========   ===========   ===========   ===========
Earnings (loss) per share:
Basic                                             $.04          $.01          $(.03)        $.08
                                                  ====          ====          =====         ====
Diluted                                           $.04          $.01          $(.04)        $.07
                                                  ====          ====          =====         ====

Comprehensive Income

     In 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). This state-ment establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on marketable securities. Below is a detail of comprehensive (loss) income for the three months and nine months ended September 30, 1999 and September 30, 1998:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                              -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
Net income (loss)                             $   214,371   $    76,263   $  (198,548)  $   457,006
Other comprehensive income:
Foreign currency translation adjustments           41,393        27,571       (24,239)       47,968
Unrealized gain (loss) on marketable
  securities:
Unrealized holding (loss) gain arising
  during period, net of tax                        (2,329)      (91,626)       (5,016)       62,225
Less:  reclassification adjustment, net of
  tax, for gain included in net income(loss)                    (26,861)     (130,204)      (26,861)
                                              -----------   -----------   -----------   -----------
Unrealized (loss) gain on marketable
  securities                                       (2,329)     (118,487)     (135,220)       35,364
                                              -----------   -----------   -----------   -----------
Total other comprehensive income (loss)            39,064       (90,916)     (159,459)       83,332
                                              -----------   -----------   -----------   -----------
Comprehensive income (loss)                   $   253,435   $   (14,653)  $  (358,007)  $   540,338
                                              ===========   ===========   ===========   ===========

Marketable Securities

     Marketable securities are classified as available for sale and are reported at fair value. Following is a summary of marketable securities:


                                                  September 30,  December 31,
                                                       1999         1998(A)
                                                       ----         ------
Cost                                                 $ 29,210      $     --
Unrealized holding gains                                            210,007
Unrealized holding losses                              (8,090)           --
Fair value                                            $21,120      $201,007

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Unrealized holding losses and gains, which amounted to $(8,090), less a deferred tax credit of $3,074 at September 30, 1999 and $210,007, less deferred tax of $79,803, at December 31, 1998, are included as a separate component of stockholders' equity. Proceeds and realized gains on sales of securities available for sale were approximately $228,000 for the nine months ended September 30, 1999. Proceeds from sales of securities were approximately $253,000 with a gain of approximately $13,000 for the same period of the preceding year. See Notes 3 and 10.

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

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 1999 and September 30, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consol-idated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1998.

NOTE 3--Transactions With Viragen, Inc.

     The Company owned approximately 259,000 shares of common stock of Viragen, formerly a majority-owned subsidiary of the Company, as of December 31, 1998. The carrying value of these securities was written off as of December 31, 1991. These securities were recorded at their fair value of approximately $210,000 at December 31, 1998 with the unrealized gain credited to a separate component of stockholders' equity, net of income tax effect. Fair value was determined using quoted market prices by NASDAQ. The Company sold these securities during the second quarter of 1999 realizing a gain of approximately $228,000.

NOTE 4--Long-Term Debt

     Techdyne's $1,600,000 line of credit had an outstanding balance of $1,600,000 at September 30, 1999 and December 31, 1998. This line matures
May 1, 2000 and has monthly payments of interest at prime. Techdyne's commer-cial term loan effective December 29, 1997 with an initial principal balance of $1,500,000,had an outstanding balance of $975,000 at September 30, 1999 and $1,200,000 at December 31, 1998, and matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, Techdyne entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%.

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 4--Long-Term Debt--(Continued)

     The bank extended two commercial term loans to Techdyne in February
1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $614,000 at September 30, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants. The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan, which had a balance of approxi-mately $57,000 at September 30, 1999 and $87,000 at December 31, 1998, is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

     The Company has unconditionally guaranteed the payment and performance by Techdyne on the revolving loan and the three commercial term loans and has subordinated Techdyne's intercompany indebtedness to the Company to the bank's position.

     Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. The interest rate on this loan was 8.75% at September 30, 1999 and 8.25% at December 31, 1998. There was an outstanding balance on this loan of $2,839,000 at September 30, 1999 and $962,000 at December 31, 1998. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton was to have an option to convert the note to a variable rate. Lytton replaced this loan on June 30, 1999 with a $1,400,000 installment loan with the additional funding in July 1999 with monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 and interest at prime plus 1/2%. The balance outstanding on this loan was approximately $1,353,000 at September 30, 1999 and $733,000 at December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime plus 1%, which replaced an agreement of the same amount which had a maturity of August 1, 2003.
There was no balance outstanding on this loan as of September 30, 1999 or December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

     The prime rate was 8.25% as of September 30, 1999 and 7.75% as of December 31, 1998.

     Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extended through July 1999 with nterest rates ranging from 8.55% to 10.09%. The remaining principal balance under these financing obligations amounted to $112,000 at December 31, 1998. Lytton has an equipment loan at an annual interest rate of 5.5% maturing in
April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $124,000 at September 30, 1999 and $157,000 at December 31, 1998 and is secured by equipment.

     Techdyne (Europe) has a mortgage on its facility which had a principal balance with a U.S. dollar equivalency of $513,000 at September 30, 1999 and $545,000 at December 31, 1998.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $133,000 and $160,000 at September 30, 1999 and December 31, 1998, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $167,000 and $200,000 at September 30, 1999 and December 31, 1998, respectively.

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 4--Long-Term Debt--(Continued)

     DCA has an equipment financing agreement providing financing for kidney dialysis machines for its facilities with interest at rates ranging from 4.13% to 11.84% pursuant to various schedules extending through May 2005.
The balance outstanding under this agreement amounted to approximately $507,000 at September 30, 1999 and $449,000 at December 31, 1998. Addi-
tional financing of $141,000 and $185,000 during the nine months ended September 30, 1999 and September 30, 1998, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Interest payments on long-term debt amounted to $161,000 and $449,000 for the three months and nine months ended September 30, 1999 and $444,000 and $147,000 for the same periods of the preceding year.

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

     The Company had a domestic income tax provision (benefit) of approxi-mately $99,000 and $48,000 for the three months and nine months ended September 30, 1999 and $(103,000) and $(147,000) for the same periods of the preceding year.

     Techdyne (Europe) had an income tax benefit of approximately $29,000 and $93,000 for the three months and nine months ended September 30, 1998 with no such benefit or provision for the same periods of 1999.

     Income tax payments were $41,000 and $6,000 for the three months and nine months ended September 30, 1999 and $19,000 and $1,623,000 for the same periods of the preceding year.

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

                             September 30, 1999
                                 (Unaudited)

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

     In June 1997, Techdyne adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exer-cisable through June 22, 2002 at $3.25 per share. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share. On August 25, 1999, Techdyne granted 16,000 options exer-cisable for three years through August 24, 2002 exercisable at $4.00 per share.

     Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 resulting in $8,300 expense during the quarter ended September 30, 1999.

     In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 365,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options and the board granted 210,000 options to certain of its officers, directors and employees which options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. At September 30, 1999 there are 9,500 options outstanding under the 1995 Plan.

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

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne have adopted this plan as parti-cipating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the nine months ended September 30, 1999 amounted to approximately $67,000, with such expense amounting to approximately $33,000 and including only Lytton for the nine months ended September 30, 1998.

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 7--Commitments And Contingencies--(Continued)

     Lytton had a deferred compensation agreement with its former President. The agreement called for monthly payments of $8,339 provided that Lytton's cash flow was adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the nine months ended September30, 1999, a total of $58,000 was paid under this agreement which fully paid the agreement. Lytton leases its operating facilities from an entity owned by the president of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the nine months ended September 30, 1999, $164,000 was paid under the lease compared to $161,000 paid for the same period last year.

     Techdyne entered into a one year agreement for investor relations and corporate communications services as of April 1, 1999 with a monthly fee of $3,500. The agreement provides for issuance of up to 50,000 stock options if the consultant satisfies various performance criteria and may be cancelled upon 15 days written notice by either party. This agreement was cancelled effective August 1, 1999.

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

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                              -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Electro-Mechanical
    External                                  $14,141,050   $11,078,905   $34,447,758   $34,537,080
    Intersegment Sales                                ---        41,026        23,468       140,045
Medical Products                                  312,644       310,521       856,301     1,063,452
Medical Services                                1,641,114       998,791     4,453,849     2,872,920
Corporate                                          72,081        74,137       465,311       236,109
Elimination of corporate rental charges
    to electro-mechanical manufacturing           (23,500)      (23,361)      (70,407)      (70,083)
Elimination of corporate interest charge
    to electro-mechanical manufacturing           (45,357)      (42,807)     (134,478)     (111,626)
Elimination of corporate interest charge
    to medical services                               ---        (1,036)          ---        (5,878)
Elimination of medical services
    interest charge to corporate                      (51)           (9)       (1,498)           (9)
Elimination of electro-mechanical
    manufacturing sales to medical products           ---       (41,026)      (23,468)     (140,045)
                                              -----------   -----------   -----------   -----------
                                              $16,097,981   $12,395,141   $40,016,836   $38,521,965

BUSINESS SEGMENT PROFIT (LOSS)
Electro-Mechanical                            $   736,932   $   203,706   $   652,741   $ 1,310,659
Medical Products                                  (46,365)       29,049      (130,929)      (48,789)
Medical Services                                  (49,981)     (129,564)     (592,751)     (398,651)
Corporate                                        (106,921)     (101,417)      (52,748)     (257,712)
                                              -----------   -----------   -----------   -----------
                                              $   533,665   $     1,774   $  (123,687)  $   605,507
                                              ===========   ===========   ===========   ===========

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 8--Business Segment and Geographic Area Data--(Continued)

     A significant customer of Techdyne, which accounted for 4% of Techdyne's and 3% of the Company's sales for the nine months ended September 30, 1999 and 9% of Techdyne's and 8% of the Company's sales for the same period of the preceding year has been slow in paying amounts due to Techdyne. Techdyne has substantial receivables and inventory relating to a sales contract with the customer. Techdyne anticipates an ongoing business relationship with the customer and believes that the receivables and inventory relating to the customer are recoverable. If any significant amount of receivables and inventory were not recoverable, this could have a material adverse effect on Techdyne's and the Company's financial position and results of operations.

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

     The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by Techdyne and the seller ("Modified Guaranty"). The modified terms provided that the seller would sell an amount of common stock which would provide $1,300,000 gross proceeds, and Techdyne guaranteed, that to the extent that the seller had less than 150,000 shares of Techdyne's common stock remaining, Techdyne would issue additional shares to the seller. In July 1998, Techdyne advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of Techdyne common stock in addition to the seller having sold 5,000 shares of common stock in July 1998. The Advance is presented in the Stockholders' Equity section of Techdyne's balance sheet with capital in excess of par value and minority interest having been adjusted in the Company's balance sheet for the Company's and minority interest respective ownership interest in Techdyne. Proceeds from the sale of Techdyne's common stock owned by the seller, up to 195,000 shares, would repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the Advance, the balance of the Advance would be forgiven. Techdyne guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999. In July 1999, Techdyne forgave the Advance and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in July 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The 295,000 shares held by the seller were returned to Techdyne and have been cancelled.

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

                       MEDICORE, INC. AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 11--Repurchase of Common Stock

     In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. As of December 31, 1999, the Company had repurchased approximately 141,000 shares of common stock at a cost of approximately $221,000 which reflected as treasury stock. During the second quarter of 1999, an additional 8,000 shares were repurchased for approximately $8,000.

     In September 1998, DCA announced its intent to repurchase up to 300,000 shares of its outstanding common stock at current market prices. DCA repur-chased 205,000 shares for approximately $315,000.

     All treasury shares of both the Company and DCA were cancelled during the second quarter of 1999.

NOTE 12--Proposed Merger and Acquisition

     On October 20, 1999, DCA entered into an Agreement and Plan of Merger with MainStreet IPO.com, Inc. ("MSI") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet"). The merger will be effected by MainStreet merging into DCA with DCA surviving, changing its name to MainStreet, and becoming a wholly-owned subsidiary of MSI. DCA's share-holders will receive, on a one-for-one basis, shares of common stock of MSI, which company is in the process of preparing a registration statement for filing with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus an indeterminate number of shares for resale by certain affiliates of the Company, MSI and certain private investors of MSI. The registration statement is to be filed in the near future in conjunction with DCA's proxy statement seeking its shareholder approval of the merger and related transactions.

     Immediately prior to the proposed merger, DCA will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of the Company, with this subsidiary also assuming all liabilities of DCA. The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly shareholder approval. Should DCA's share-holders approve the transactions, the Company will own 100% of the dialysis operations, and DCA's shareholders will become shareholders of MSI.

    MSI is a recently established company which has developed a central website to provide business entities with the necessary tools to perform direct public offering of their securities. Another company, CEO Letter, LLC, which will become a wholly-owned subsidiary of MSI at the time of the merger, provides chief executive officers of public companies the forum to discuss their companies to the multitude of potential internet investors.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its public subsidiary, DCA, is engaged, the Company's business strategies and plans for future operations, its needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement, Form S-3, as filed with the Securi-ties and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of the Company's subsidiaries, Techdyne's Registra-tion Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Form S-3 (effective November 11, 1996), and DCA's Registration Statements, Form SB-2, as filed with the Commission (effective on April 17,
1996) and Form S-3 (effective July 1, 1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

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

     The Company competes with much larger electronic manufacturing entities for expansion opportunities. Any such transactions may result in poten-tially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's financial results. Such transactions also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, and the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on Techdyne's and the Company's business and financial results.

     Techdyne's, and in turn, the Company's results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficien-cies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in antici-pation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources which have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened a center in Carlisle, Pennsylvania in July, 1997. It opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999. Another dialysis center being developed in New Jersey is expected to commence operations in the first quarter of 2000. The dialysis industry is highly competitive. There is intense competition for retaining qualified nephrologists, who normally are the main source of patients and are respon-sible for the supervision of the dialysis centers and for nursing and technical staff at reasonable rates. Newly established dialysis centers, although contributing to increased revenues, also initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

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

    In 1997, we commenced upgrading our operations software program in conjunction with Techdyne by acquiring a new Visual Manufacturing software package. The Visual Manufacturing software system is primarily for Techdyne, although we acquired several computers and certain software. We have been integrating the new software system into all of Techdyne's subsidiaries.
Our European facility went on line July 1, 1999. Our Lytton subsidiary, its existing ERP system being Year 2000 compliant. is in the process of installing the system, which should be operational for that subsidiary in mid-2000.
This new system has greatly enhanced Techdyne's ERP, essential to bids for new business, production scheduling, inventory and information technology, and overall operations. Management believes this new system is providing us with leverage in material pricing, production and timely-delivery, thereby enabling us to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables Techdyne to better track actual costs against its quotes, thereby allowing Techdyne to more effectively control costs and manage operating margins. The Visual Manu-facturing system also provides the bookkeeping, accounting and financial recording and information functions for us and our subsidiaries. The Visual Manufacturing system has been pre-tested and guaranteed by the manufacturer to be Year 2000 compliant. Our cost for this new software program has been approximately $590,000. We have an ongoing consulting, training and servicing arrangement with the system's manufacturer for $25,000 per year.

     One of the more significant Year 2000 issues as it relates to Techdyne's operations is the readiness of Techdyne's suppliers. Most of Techdyne's products are manufactured to customer specifications, requiring specialized tooling as well as customer directed supplies and suppliers. Any Year 2000 problems with such suppliers could adversely affect Techdyne's production of these specific products. However, this would only impact a limited range of products, since Techdyne manufactures over 850 products for our 100 customers. For any significant worse case scenario, such supplier failure would have to be widespread which would also impact many of our competitors. This would seem remote based upon responses we have had from our suppliers. Assuming a worse case scenario that Techdyne's critical suppliers have a millenium problem and limit, delay or are unable to deliver supplies, we are identi-fying other sources of supplies and, if necessary, will seek customer approval to purchase from these alternate sources, as well as request our major suppliers to carry more inventory earmarked for us, and maintain specific contacts with those suppliers.

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

     In addition to addressing our own internal software systems and equip-ment, we have communicated with our key vendors, customers, service providers and other third parties with whom our operations are essential including, among others, banks, insurance companies and utilities, to inquire of their assessment of their Year 2000 issues and actions being taken to resolve those issues. We have received a substantial response, of which most have given written assurance that they are Year 2000 compliant, with the balance assuring us they will be Year 2000 compliant before the millenium change. To the extent such third parties are potentially adversely affected by the Year 2000 issues, and such is not timely and properly resolved by such persons, this could disrupt Techdyne's operations to the extent that it will have to find alternative vendors or customers that have resolved their Year 2000 issues and DCA to find alternative sources of supplies. No assurance can be given that the Company's new Visual Manufacturing software program will be successful in its anticipated operational benefits as assessed above or that key vendors and customers will have successful conversion programs, and that any such failures, whether relating to the manufacturing operational efficien-cies or the Year 2000 issue, will not have a material adverse effect on Techdyne's and our business, results of operations or financial condition.

     DCA recently installed a new Year 2000 compliant accounting package, which provides it with its own independent system of bookkeeping, accounting and financial records. This new system's cost for equipment, software and training was approximately $40,000.

     One of the most significant risks in DCA's operations with respect to the Year 2000 change is in its electronic billing of Medicare, Medicaid and third-party insurance companies. DCA receives a substantial portion of its revenues from Medicare for the treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it is doing everything to become Year 2000 compliant and is assuring the Medicare program will operate smoothly. In 1998, DCA installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatible. The software designer has tested the software for Year 2000 compliance and DCA has initiated its billing and reimbursement with the new software without any problems. DCA has also successfully elec-tronically billed Medicaid using the new software. Assuming a worse case scenario that DCA's critical suppliers have a millenium problem and limit, delay or are unable to deliver supplies for patient treatment, which could have a material adverse impact on DCA's and our business and financial condi-tion, we are identifying other sources of supplies and, if necessary, will overstock certain critical supplies, as well as order several more weeks in advance, request major suppliers to carry more inventory earmarked for us, and maintain specific contacts with those suppliers.

     Another area that could significantly impact DCA's operations in providing dialysis treatment to patients relates to third-party suppliers and service providers, specifically, the utility companies providing water, an extremely necessary resource for dialysis treatments, and electricity. These providers and services are beyond our control. Should any of these utilities fail to provide services, such would seriously adversely impact DCA's and our operations and patients in such affected areas. Our contin-uing plans to reduce the impact of such utility shortages or outages includes notification to our utilities companies of our facilities' locations, schedules and emergency services required and a 24-hour contact as well as notification to each of our landlords to assure access to the facility for our staff and key service providers.

     We may experience material unanticipated negative consequences beginning in the Year 2000 due to Year 2000 problems that have gone undetected. Although we believe our assessment and implementation of our Year 2000 issues have been satisfactorily completed, there are many uncertainties involved, which include two primary areas. One is our ability to deal with Year 2000 contingencies that may arise that we were unaware of, and second is how third parties with whom we deal have dealt with the Year 2000 issue. Accordingly, the results of our Year 2000 program and the extent of any impact on our results of operations could vary materially from what we have disclosed. The complexity of the Year 2000 issues does not allow us the ability to predict with any significant accuracy or to qualify its impact upon us for the following reasons:

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

     o uncertainty of costs we might incur as a result of Year 2000 failures that occur despite implementation of our program to deal with the issues

Results of Operations

     Consolidated revenues increased by approximately $3,703,000 (30%) and $1,495,000 (4%) for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. Sales revenues for the three months and nine months ended September 30, 1999 increased by $3,864,000 (32%) and $1,524,000 (4%) compared to the preceding year. Other income decreased approximately $148,000 and $245,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year which includes a decrease in interest earned as a result of a decrease in invested funds. The Company recorded a gain of approximately $228,000 from the sale of marketable securities in the second quarter of 1999, with a gain of approximately $13,000 in the third quarter of 1998.

     Techdyne sales increased approximately $3,156,000 (29%) for the three months ended September 30, 1999 with a small decrease of approximately $38,000 for the nine months ended September 30 1999. compared to the same periods of the preceding year. There was an increase in domestic sales of $3,321,000 (33%) and $1,313,000 (4%) and a decrease in European sales of $165,000 (17%) and $1,351,000 (35%) compared to the same periods of the preceding year.

     Approximately 44% of Techdyne's consolidated sales and 38% of the Company's consolidated sales for the nine months ended September 30, 1999 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales included PMI Food Equipment Group for 15% and 13%, respectively, and Motorola for 11% and 10%, respectively. PMI Food Equipment Group is Lytton's major customer and represented 31% of Lytton's sales for the nine months ended September 30, 1999. Significant reductions in sales to any of Techdyne's major customers would have a material effect on the Company's results of operation if such sales were not replaced.

     Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $164,000 and $442,000 for the three months and nine months ended September 30, 1999 and $141,000 and $283,000 for the same periods of the preceding year. Management is evalu-ating the future prospects for this facility and has formulated a plan which includes outside purchase of certain products previously produced internally in an effort to reduce costs for more competitive bidding. There can be no assurance as to the future success of management's plan.

     There was a decrease in sales to Compaq (Europe) by Techdyne (Europe) of $294,000 (84%) and $925,000 (85%) for the three months and nine months ended September 30, 1999, compared to the same periods of the preceding year. Sales of Techdyne (Europe) to Compaq, which was at one time a major customer of Techdyne (Europe), accounted for only approximately 6% of sales for the nine months ended September 30, 1999 compared to 29% for the same period of the preceding year. Techdyne (Europe) has been pursuing new business development to offset the substantial reductions in Compaq sales as well as substantial reductions in sales to other customers; however, these efforts have not been successful to date.

     Medical product sales revenues increased slightly $(2,000) for the three months ended September 30, 1999 and decreased by $207,000 (19%) for the nine months ended September 30, 1999 compared to the same periods of the preceding year with the year-to-date decrease due to decreased sales of the principal product of this division as a result of substantially reduced government purchases and foreign competition.

     Medical services revenues, representing the revenues of the Company's dialysis division, DCA, increased approximately $664,000 (75%) and $1,653,000 (66%) for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. This increase reflected increased revenues of DCA's Pennsylvania dialysis centers of approximately $468,000 and $1,222,000 for the three months and nine months ended September 30, 1999, including revenues of approximately $230,000 and $578,000 for DCA's new Chambersburg, Pennsylvania dialysis center which commenced operations in January, 1999. Also included in the increase in revenues are revenues of approximately $196,000 and $431,000 from the Manahawkin, New Jersey center which commenced operations in the fourth quarter of 1998. Although the operations of the new centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales amounted to 83% and 85% for the three months and nine months ended September 30, 1999 compared to 85% for the same periods of the preceding year which reflected a decreased cost percent for Techdyne in the third quarter of 1999 compare to the preceding year. Also included were an increase for the medical products division for both periods and a decrease for the medical services division for both periods compared to the preceding year.

     Cost of goods sold for Techdyne as a percentage of sales to 85% and 87% for the three months and nine months ended September 30, 1999 compared to 87% for the same periods of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base.

     Cost of goods sold for the medical products division amounted to 79% and 76% for the three months and nine months ended September 30, 1999 compared to 70% and 69% for the same periods of the preceding year as a result of cost changes for the principal product of this division and a change in product mix resulting from decreased sales of this product.

     Cost of medical services sales amounted to 67% and 70% for the three months and nine months ended September 30, 1999 compared to 72% for the same periods of the preceding year with improvements at existing centers more than offsetting higher costs at the Company's new dialysis centers which are still in their developmental stage.

     Selling, general and administrative expenses increased by $172,000 and $846,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. This increase reflected expenses of DCA's new dialysis centers and costs in the second quarter of 1999 of approximately $93,000 associated with DCA's decision not to go through with plans to construct a facility in New Jersey and $153,000 in compensation expense on issuance of DCA stock options in April 1999 (see Note 6 to "Notes to Consolidated Condensed Financial Statements") and costs increases associated with increased sales of Lytton.

     Interest expense increased by approximately $39,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year due to increased borrowings in the third quarter of 1999.

     A substantial portion of the Company's outstanding borrowings are tied to the prime interest rate. The prime rate was 8.25% at September 30, 1999 and 7.75% at December 31, 1998.

Liquidity and Capital Resources

     Working capital totaled $12,235,000 at September 30, 1999, which reflected a decrease of $3,186,000 (21%) during the nine months ended September 30, 1999. Included in the changes in components of working capital was a decrease of $2,116,000 in cash and cash equivalents, which included net cash used in operating activities of $1,487,000, net cash used in investing activities of $2,528,000 (including additions to property, plant and equipment of $1,384,000, additional consideration of $1,390,000 regarding the Lytton acquisition and proceeds from the sale of securities of $228,000), and net cash provided by financing activities of $1,916,000 (including net line of credit borrowings of $1,907,000, long-term borrowings of $767,000 and pay-ments on long-term debt of $749,000).

     Techdyne has a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.6% which had an outstanding balance of $975,000 at September 30, 1999 and $1,200,000 at December 31, 1998 and a
$1,600,000 commercial revolving line of credit with interest at prime of which $1,600,000 was outstanding at September 30, 1999 and December 31, 1998. The commercial term loan matures December 15, 2002 and the commercial line of credit matures May 1, 2000. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne had obtained in 1996 two other term loans from its Florida bank. One is a $712,500 term loan, which had a remaining principal balance of $614,000 at September 30, 1999 and $636,000 at December 31, 1998, and is
secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $57,000 at September 30, 1999 and $87,000 at December 31, 1998 is secured by Techdyne's tangible personal property, goods and equipment. The Company has guaranteed these loans and subordinated the intercompany indebtedness due from Techdyne. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne has outstanding borrowings of $145,000 from a local bank with interest payable monthly and the note, which was renewed during 1997, maturing April 2000. In July, 1994 Techdyne (Europe) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $513,000 at September 30, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manu-facture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of Techdyne common stock on the date of acquisition. Techdyne guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for first two years of sales levels paid in April 1999 and April 1998. The Lytton acquisition has expanded Techdyne's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the seller. In July 1999, the Company issued a payment of $1,100,000 and forgave an advance of $1,278,000 made in July
1998 to satisfy its remaining obligation under the $2,400,000 guarantee.
See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     With one bank, Lytton had (i) a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2%, (ii) a $1,000,000 installment loan maturing August 1, 2002, at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time Lytton will have an option to convert the note to a variable rate, and (iii) a $500,000 equipment loan agreement payable through August 1, 2003 with interest at prime plus 1%. These loans were replaced on June 30, 1999 with a $3,000,000 revolving line of credit maturing June 30, 2000, with interest at prime plus 1/2%, a $1,400,000 installment loan payable in 60 installments commencing August 1, 1999 with the final installment due June 30, 2004 with interest at prime plus 1/2% and a $500,000 equipment loan agreement payable through June 30, 2004 with interest at prime plus 1%. All of these bank loans are secured by the business assets of Lytton. See Note 4 to "Notes to Consolidated Condensed Financial
Statements."

     During 1988, the Company, through DCA, obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $300,000 and $360,000 at September 30, 1999 and December 31, 1998, respectively. The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining principal balance of $507,000 and $449,000 at September 30, 1999 and December 31, 1998, respec-
tively, which includes additional financing of approximately $141,000 and $185,000 during the nine months ended September 30, 1999 and September 30, 1998, respectively. See Note 4 to "Notes to Consolidated Condensed Financial Statements."

     DCA, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers or the devel-opment of its own dialysis centers, requires capital, which was the basis for DCA's securities offering in 1996 and sale of its Florida dialysis operations in 1997. DCA's opened its fifth center in Chambersburg, Pennsylvania in January 1999 and intends to establish additional facilities in the New Jersey and Pennsylvania area. The professional corporation providing medical director services to the Manahawkin, New Jersey center, the professional association which is to provide medical director services to another New Jersey center presently being developed and the professional corporation providing medical director services to the Carlisle and Chambersburg, Pennsylvania facilities have a 20% interest in those subsidiaries. No assurance can be given that DCA will be successful in implementing its growth strategy or that the funds from its security offering and sale of its Florida dialysis operations will be adequate or that sufficient outside financing would be available to fund expansion. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

     A significant customer of Techdyne, which accounted for 4% of Techdyne's and 3% of the Company's sales for the nine months ended September 30, 1999 and 9% of Techdyne's and 8% of the Company's sales for the same period of the preceding year has been slow in paying amounts due to the Company. Techdyne has substantial receivables and inventory relating to a sales contract with the customer. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

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

Proposed Merger and Acquisition

     On October 20, 1999, DCA entered into an Agreement and Plan of Merger pursuant to which another company would merge into DCA and own approximately 80% of DCA, the surviving company, a simultaneous sale of DCA's assets to the Company in consideration for approximately 90% of the Company's ownership in DCA, the Company's assumption of DCA's long-term debt and other liabili-ties, and the Company's waiver of most proceeds from the potential exercise of outstanding DCA warrants and DCA underwriters' options. See Note 12 to "Notes to Consolidated Condensed Financial Statements."

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

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 6. Exhibits and Reports on Form 8-K.
------  ---------------------------------

     (a)  Exhibits

          Part I Exhibits

          (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

                None

     (b)  Reports on Form 8-K

          (i) Item 4, "Changes in Registrant's Certifying Accountant," filed August 13, 1999
          (ii) Amendment to Item 4, "Changes in Registrant's Certifying Accountant," filed August 27, 1999
          (iii) Item 5, "Other Events," re: conversion of subsidiary's promissory note for stock of subsidiary filed October 12, 1999

           No financial statements were filed with any of the current reports on Form 8-K.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                          /s/ Daniel R. Ouzts

                                       By:-----------------------------------
                                          DANIEL R. OUZTS, Vice
                                          President/Finance, Controller and
                                          Chief Financial Officer

Dated: November 15, 1999

                                 EXHIBIT INDEX

Exhibit
  No
-------

Part I Exhibits

     (27)  Financial Data Schedule (for SEC use only)