Form 10-K
period 1999-12-31
MEDICORE INC
filed 2000-03-30
CIK 8643

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from____________ to __________
                         Commission file number 0-6906


                                 MEDICORE, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                     FLORIDA                        59-0941551
        ------------------------------          -------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

  2337 WEST 76TH STREET, HIALEAH, FLORIDA              33016
-------------------------------------------         ----------
 (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (305) 558-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                          ----------------------------
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 20, 2000 was approximately $14,550,000.

         As of March 20, 2000 the Company had outstanding 5,710,540 shares of common stock.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


         Part III incorporates information by reference from the Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be held on May 24, 2000.

         Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1995, 1997 and 1998, Part IV, Exhibits.

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

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE

                                     PART I

         Item 1.    Business.........................................       1

         Item 2.    Properties.......................................      20

         Item 3.    Legal Proceedings................................      21

         Item 4.    Submission of Matters to a Vote of
                    Security Holders.................................      22

                                     PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters..................      22

         Item 6.    Selected Financial Data..........................      22

         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....      23

         Item 7A.   Quantitative and Qualitative Disclosures About
                    Market Risk .....................................      34

         Item 8.    Financial Statements and Supplementary Data......      35

         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...........      35

                                    PART III

         Item 10.   Directors and Executive Officers of the
                        Registrant...................................      36

         Item 11.   Executive Compensation...........................      36

         Item 12.   Security Ownership of Certain
                    Beneficial Owners and Management.................      36

         Item 13.  Certain Relationships and Related Transactions....      37

                                     PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K .............................      38

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of our Company, the nature of the electronics industry in which our 71% owned public subsidiary, Techdyne, Inc., is involved as a manufacturer, the nature of and future development of the dialysis industry in which our 65% owned public subsidiary, Dialysis Corporation of America ("DCA"), is engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting the Company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement, Form S-3, as filed with the Securities and Exchange Commission (effective May 15, 1997) and the Registration Statements of our subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13,
1995) and Form S-3 (effective December 11, 1996), and DCA's Registration Statements, Form SB-2, as filed with the Commission (effective on April 17,
1996), and Form S-3 (effective July 1, 1999). Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

ITEM 1.  BUSINESS

GENERAL

         Medicore, Inc., incorporated in Florida in 1961, has four business segments: (i) the medical product division which distributes medical supplies;
(ii) the international contract manufacturing of electronic and electro-mechanical products, primarily for the data processing, telecommunications, instrumentation and food preparation equipment industries, accomplished through our 71% owned public subsidiary, Techdyne (Techdyne's wholly-owned subsidiaries include Lytton Incorporated, Techdyne (Europe) Limited, and Techdyne (Livingston) Limited; (iii) the operation of kidney dialysis centers through our 65% owned public subsidiary, Dialysis Corporation of America; and (iv) a recent addition, the investment in technology companies through our acquisition of an 8% interest in Linux Global Partners, a private holding company which invests in developing Linux software companies, to which company we loaned $2,000,000. See Note 6 and Note 15 to "Notes to Consolidated Financial Statements."

         Medicore and our subsidiaries are collectively hereinafter referred to as "Medicore" or the "Company."

         Our executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Our telephone number in Florida is (305) 558-4000 and in New Jersey is (201) 288-8220.

MEDICAL PRODUCTS

         We develop and distribute medical supplies, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. We additionally distribute a line of blood lancets used to draw blood for testing. Developed by the Company and previously manufactured by our public subsidiary, Techdyne, which lancet manufacturing was taken over by us in 1999, the lancets are distributed under the names Medi-Lance(TM) and Lady Lite(TM) or under a private label if requested by the customer. Marketing of medical products is conducted by independent manufacturer representatives and our employees.

ELECTRONIC MANUFACTURING INDUSTRY

         Techdyne is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers ("OEMs") and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Included among its customers are several Fortune 500 companies. Approximately 92% of sales are domestic and 8% are effected by Techdyne's subsidiary, Techdyne (Europe) in the European markets and to a limited extent in the Middle East.

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

         We believe that many OEMs view contract manufacturers as an integral part of their manufacturing strategy. Outsourcing their manufacturing of electronic assemblies enables OEMs to focus on product development, reduce working capital requirements, improve inventory management and marketability. OEMs are looking more to contract manufacturers, like Techdyne, to provide a broader scope of value-added services, including manufacturing, engineering and test services. OEMs rely on contract manufacturers for partial component assemblies and complete turnkey manufacturing of entire finished products. Another factor which leads OEMs to utilize contract manufacturers is reduced time-to-market using the contract manufacturer's expertise and advanced and automated manufacturing processes.

         TECHDYNE'S BUSINESS STRATEGY

         In response to the greater reliance of OEMs on contract manufacturers, our objective is to become a stronger competitive force and provider of electronic contract manufacturing services for OEM customers, particularly in view of constantly changing and improving technology and therefore, shorter product life cycles. Techdyne continues to seek to develop strong, long-term alliances with major-growth OEMs of complex, market leading products. This requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. We intend to maintain our high quality of service through expansion of Techdyne's vertically integrated manufacturing capabilities, final system assemblies and testing.

         We also believe we develop closer and more economically beneficial relationships with our customers through our geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Scotland. Techdyne's diverse locations help reduce costs and ensure timely delivery to customers. Techdyne's acquisition of Lytton in 1997 provided us with a new geographic and end user market and continues to complement Techdyne's operations and further our business strategy by expanding our customer base, broadening our product line, entering new geographic areas, and enhancing our manufacturing capabilities.

         More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of our processes, and our early involvement in the design process using our computer-aided design ("CAD") system.

         Techdyne is improving its material acquisition process in an attempt to better its purchasing power by identifying materials used across customer lines through installation of a software program and updating our enterprise resource planning ("ERP") system. See "Supplies and Material Management" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We believe these efforts will provide us with better leverage in material pricing, and permit us to be more competitive when bidding for manufacturing work and turnkey business by tracking actual costs against customer quotes, enabling us to control costs and more accurately manage our operating margins.

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

         In 1997, we acquired Lytton, whose Ohio operations, with six automated lines, are more focused on PCB manufacturing, primarily for the food preparation equipment industry. We also established a 5,500 square foot manufacturing facility in Massachusetts in 1997. These expansions resulted in PCB manufacturing to have yielded approximately 55% and 48% of Techdyne sales revenues in 1999 and 1998, respectively.

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

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. The cable sales of Techdyne comprised approximately 35% and 42% of its total sales revenue for 1999 and 1998, respectively.

         CONTRACT MANUFACTURING

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by Techdyne through its CAD system, engineering and supply procurement. Techdyne develops manufacturing processes and tooling and test sequences for new products of its customers. It also provides design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and Techdyne will assist in the design and engineering or manufacture to the customer's specifications. Contract manufacturing products include rack assemblies for data processing and video editing and custom disk drive enclosures for OEMs.

         REWORKING AND REFURBISHING

         Customers provide Techdyne with materials and sub-assemblies acquired from other sources which the customer has determined requires modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

         Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 10% of sales of Techdyne for each of 1999 and 1998. Management believes that PCB sales and contract manufacturing will provide Techdyne with substantial increases in revenues in the next few years.

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

         Techdyne's PCB assembly operations are geared toward advanced SMT. Lytton provides us with increased PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce. The manufacturing of PCBs involves several steps including the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors.

         Techdyne offers a wide range of custom manufactured cables and harnesses for molded and mechanical applications. The Company uses advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques. Techdyne maintains a large assortment of standard tooling and modern state-of-the-art equipment at all of its facilities for crimping, stripping, terminating, soldering, sonic welding and sonic cleaning which permits it to produce conventional and complex molded cables.

         In addition to assembly operations in the last few years, Techdyne has become more involved in contract manufacturing of moderate to high volume turnkey assemblies and sub-assemblies, including injection molded and electronic assembly products.

         The European manufacturing facility, located in Livingston, Scotland, focuses mainly on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incorporating multifaceted design and production capabilities. Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $577,000 for 1999 and $442,000 for 1998, and we are evaluating the future prospects for that facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         SUPPLIES AND MATERIALS MANAGEMENT

         Materials used in Techdyne's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. These materials are readily available from a large number of suppliers and manufacturers, and Techdyne has not experienced any significant disruptions from shortages of materials or delivery delays of its suppliers and believes that its present sources and the availability of its required materials are adequate. Techdyne utilizes a computerized system of material requirements planning, purchasing, sales and marketing functions, which has been updated through the installation of the Visual Manufacturing software in all of its facilities. This new software not only has improved Techdyne's material acquisition process but has satisfied Techdyne's Year 2000 challenges. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         QUALITY AND PROCESS CONTROL

         Quality control is essential to Techdyne's operations since low-cost and high quality production are primary competitive standards and are vital to the services of the Company. See "Competition" below. The Florida and Texas facilities received from Underwriter's Laboratories an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Europe) received its BS 5750 quality assurance designation from British Standards Institute. Lytton received its ISO 9002 quality designation from Eagle Registrations, Inc. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations.

         Product components, assemblies and sub-assemblies manufactured by Techdyne are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe.

         Strict process controls are also standard operating procedure. Process controls deal with the controls relating to the entire manufacturing process. During the course of initial qualification and production cycles, new and existing customers inspect Techdyne and its operations. Over the years Techdyne's product and manufacturing quality has received excellent ratings. We believe we are one of the manufacturers of choice for the major Fortune 500 companies, certain of which are our customers, based upon our excellent record of quality production.

         Total quality, timely delivery and customer satisfaction is our philosophy. High levels of quality in every area of our operations are essential. Quality standards are established for each operation, performance tracked against those standards, and identifying work flow and implementing necessary changes to deliver higher quality levels. We maintain regular contact with our customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support our high level of quality and on-time delivery. Any adverse change in our excellent quality and process controls could adversely effect our relationships with customers, and ultimately our revenues and profitability.

         CUSTOMERS

         Techdyne serves a wide range of businesses from emerging growth companies to multinational OEMs involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Techdyne's revenue was distributed over the following industry segments:

                                           Year Ended December 31,
                                         --------------------------
                                         1999       1998       1997
                                         ----       ----       ----
Data processing                           22%        29%        40%
Telecommunications                        22%        20%         7%
Instrumentation                           23%        17%        16%
Food preparation equipment (1)            17%        18%        19%

(1) Accomplished through Lytton, a Techdyne subsidiary acquired in July, 1997.

         The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of Techdyne's sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on our results of operations. In the past, certain customers have terminated their manufacturing relationship with Techdyne, or otherwise significantly reduced their product orders. There can be no assurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on our results of operations.

         Techdyne and consequently the Company are dependent upon the continued growth, viability and financial stability of Techdyne's customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of Techdyne's customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or the Company's customers in particular, could have a material adverse effect on our results of operations.

         Techdyne also generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of its customers were to become insolvent or otherwise were unable to pay for our manufacturing services, our operating results and financial condition would be adversely affected.

         In 1999, 28% of Techdyne's sales were made to numerous locations of two major customers. The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of sales in any respective period.

                               Percentage of Sales

                                            1999        1998        1997
                                            ----        ----        ----
PMI Food Equipment Group(1)                  15%         18%          *
International Business Machines               *           *          19%
EMC                                           *           *          10%
Motorola, Inc                                13%         10%          *
------------------------------
* less than 10% for that year

(1)      PMI is a customer of Lytton acquired in 1997.

         Techdyne sells to approximately an additional 100 other companies, which comprise the remaining 72% of sales. Lytton focuses primarily in PCB production, and had approximately 32% of its sales for fiscal 1999 to PMI.

         MARKETING AND SALES

         Techdyne continues to pursue expansion and diversification of its customer base and it is targeting emerging OEMs in high growth industry segments. The Company's principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through our sales managers and executive staff, and through our independent sales representatives. Sales managers, directed and supported by the executive staff, identify and attempt to develop relationships with potential customers who exemplify financial stability, a need for electronic and electro-mechanical component assembly and manufacturing, anticipated unit volume, and a history of establishing long-term relationships.

         Domestic sales are generated by four regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are also 12 in-house sales/marketing personnel, including Barry Pardon, the President of Techdyne. The regional sales managers have three independent manufacturer representative agencies who employ approximately 10 sales representatives. Sales are also generated through catalogues, brochures and trade shows.

         Techdyne (Europe) has three in-house sales personnel who market its products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Electronic Manufacturing Industry - Reworking and Refurbishing" above) to customers in Scotland, England, Ireland, Germany and the Middle East.

         Substantially all of Techdyne's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some distribution is accomplished under open purchase orders with components released against customer requests.

         BACKLOG

         On December 31, 1999, Techdyne's backlog of orders amounted to approximately $14,643,000, of which approximately $8,179,000 (approximately 56%) was represented by the orders from its Lytton operations and approximately $959,000 (approximately 7%) was represented by orders for Techdyne (Europe) operations. Last year the backlog was approximately $11,817,000 of which approximately $8,354,000 was derived from Lytton operations and approximately $673,000 was represented by orders of Techdyne (Europe) operations. We believe, based on past experience and relationships with our customers and knowledge of our manufacturing capabilities, that most of Techdyne's backlog orders are firm and should be filled within six months. The purchase orders that Techdyne has do not provide for cancellation, but Techdyne occasionally allows cancellations and frequently rescheduling of deliveries. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. The variations in the size and delivery schedules of purchase orders received by Techdyne may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

DIALYSIS OPERATIONS

         The Company, through DCA and its subsidiaries, currently operates six modern outpatient dialysis treatment centers, four in Pennsylvania and two in New Jersey, with a current capacity of 86 dialysis stations. DCA also provides inpatient dialysis services to three hospitals in areas serviced by three of DCA's outpatient dialysis subsidiaries. The outpatient dialysis centers in Pennsylvania are located in Carlisle, Lemoyne, Wellsboro and Chambersburg. The New Jersey facilities are situated in Manahawkin and Vineland, New Jersey. Other new dialysis facilities are anticipated to be initiated in Georgia and Ohio.

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

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"), usually performed at the patient's home; and/or (3) kidney transplant. According to HCFA, approximately 86% of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities, with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane. The toxins and excess fluid pass through a semi-permeable membrane into one chamber and the dialysis fluid is circulated through the other chamber. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instruction and supervision.

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

         DCA'S BUSINESS STRATEGY

         DCA has 23 years experience in developing and operating dialysis treatment facilities. First in DCA's objectives is top quality patient care. We intend to continue to establish alliances with physicians and hospitals and to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize our high quality patient care and our smaller size, which allows us to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. DCA has entered into agreements and purchased land for construction of a new facility in Georgia. We are preparing agreements for a new facility in Ohio, and we are currently in different phases of negotiations with 10 physicians for potential new facilities in seven of the eastern states.

         DCA endeavors to increase same center growth by adding quality staff and management and attracting new patients to its existing facilities by rendering high caliber patient care in convenient, safe and serene conditions. We believe that we have existing adequate space and stations within our dialysis facilities to accommodate greater patient volume and maximize its treatment potential. In achieving such increase, we could lower our fixed costs, and operate at a greater efficiency level.

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

         Expansion of our dialysis operations is being approached presently through the development of its own dialysis facilities. Acquisition of existing outpatient dialysis centers, which the Company has not done in the past, is a faster but much more costly means of growth.

         To construct and develop a new facility ready for operations may take an average of four to six months, and approximately 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Three of our centers, Carlisle, Pennsylvania and Manahawkin and Vineland in New Jersey, are in the developmental stages since they have not reached the point where the patient base is sufficient to generate and sustain earnings, and the Carlisle and Manahawkin subsidiaries have been operating in excess of 12 months. To construct a 15 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive based upon the number of patients, location, competition, nature of facility and negotiation. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. To date, no acquisitions have been made and should such acquisition opportunities arise, there is no assurance that we would have available or be able to raise the necessary financing to pursue or complete such an acquisition.

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

         DCA's facilities offer high-efficiency and conventional hemodialysis, which, in our experience, provides the most viable treatment for most patients. We consider our dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment. In 1999, DCA leased an additional 32 machines which are more advanced and include better safety features and updated technology. The addition of the improved equipment enhances DCA's ability to provide more efficient treatment.

         DCA's facilities also offer home peritoneal dialysis, primarily CAPD and CCPD. Training programs for CAPD or CCPD generally encompass two to three weeks at each facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by DCA.

         DCA also provides homecare, sometimes referred to as Method II patient treatment, which involves providing equipment and supplies, training, patient monitoring, and follow-up assistance to patients who are able to perform dialysis treatments at home.

         The table below indicates when each subsidiary commenced operations and The approximate number of patient treatments for the periods indicated.

                                                                         Dialysis Treatments
                                                                         ------------------
                                                                              Year Ended
                                                                             December 31,
                                                   Commencement          ------------------
Subsidiary and Location                            of Operations         1999          1998
-----------------------                            -------------         ----          ----
Dialysis Services of PA., Inc. - Lemoyne           June, 1995            7,600         7,500
Dialysis Services of PA., Inc. - Wellsboro         September, 1995       3,000         3,600
Dialysis Services of PA., Inc. - Carlisle          September, 1997       3,000         3,500
Dialysis Services of NJ, Inc. - Manahawkin         July, 1998            1,300            250 (1/2 yr.)
Dialysis Services of PA., Inc. - Chambersburg      January, 1999         2,900             --
DCA of Vineland, LLC                               February, 2000           --             --


         We estimate that on average DCA's centers were operating at approximately 56% of capacity as of December 31, 1999, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe that DCA may increase the number of dialysis treatments at its centers without making additional capital expenditures.

         INPATIENT SERVICES

         DCA provides acute care inpatient dialysis services to three hospitals in areas serviced by three of its six dialysis facilities. Each agreement is for a one-year term with automatic one-year renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

         ANCILLARY SERVICES

         Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services that DCA provides to patients in addition to EPO are electrocardiograms and blood transfusions, all of which are separately reimbursed by Medicare. See "Medicare and Medicaid Reimbursement" below.

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

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. DCA retains by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of its facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. DCA's medical directors are typically a significant source of referrals to the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of four of our six centers have acquired a 20% ownership interest in the centers they service. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and our medical directors treating patients at our facilities (see "Regulation - DCA" below) and we know of no limitations on physician ownership in our subsidiaries.

         Agreements with medical directors are usually for a term of five years or more with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. The agreements do not prohibit physicians from providing direct patient care services at other locations, and in accord with the law, the agreements do not require patient referrals to our dialysis centers.

         Our ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist with an existing patient base to serve as our medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility and the Company.

         QUALITY ASSURANCE

         DCA implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to its patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements of the quality of care. This program requires each center's staff, including its medical director and/or nurse administrator, to regularly review quality assurance data, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personal relationships. This in addition to regulatory compliance with HCFA and OSHA. DCA's manager of compliance, who is a registered nurse, oversees this program in addition to ensuring that DCA meets federal and state compliance requirements for dialysis centers. See "Regulation - DCA" below.

         PATIENT REVENUES

         DCA's net revenues are derived primarily from four sources: (i) outpatient hemodialysis services (50% of medical services revenues for 1999 and 52% for 1998); (ii) home peritoneal dialysis services, including Method II services (9% of medical services revenues for 1999 and 11% for 1998); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and other healthcare entities (10% of medical services revenues for 1999 and 11% for 1998); and (iv) ancillary services associated with dialysis treatments, primarily certain tests and the administration of EPO (31% of medical services revenues for 1999 and 26% for 1998). For each of the two years ended December 31, 1998 and 1999, approximately 74% of DCA's revenues were derived from Medicare reimbursement.

         According to statistics published by HCFA, 92% of all ESRD patients who receive dialysis treatment are funded under the Medicare ESRD Program established by the federal government under the Social Security Act, and administered in accordance with prescribed rates set by HCFA of the Department of Health and Human Services. Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays approximately 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on location of the center. See "Medicare Reimbursement" below. The remaining 20% may be paid by Medicaid if the patient is eligible, or if not, from private insurance funds or the patient's personal funds. Pennsylvania and New Jersey, presently the states in which the Company operates, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and governmental funding restrictions, which may adversely affect DCA's and the Company's revenues and dialysis services payments. See "Medicare and Medicaid Reimbursement" below.

         The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees. Inpatient treatments accounted for approximately 10% and 11% of DCA's revenues for the years ended December 31, 1999 and 1998, respectively.

         MEDICARE AND MEDICAID REIMBURSEMENT

         DCA is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, and substantially by Medicare under a prospective reimbursement system for chronic dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. This form of reimbursement limits the allowable charge per treatment, but provides DCA with predictable and recurring per treatment revenues and allows it to retain any profit earned. HCFA eliminated routine Medicare coverage for such tests as nerve conduction studies, electrocardiograms, chest x-rays and bone density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences in wage earnings.

         DCA receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $122 and $124 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"), a commission mandated by the Balanced Budget Act of 1997 and continuing the work of the Prospective Payment Assessment Commission ("PROPAC"). An average ESRD reimbursement rate is $126 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $134 per treatment. In 1998, MedPAC recommended a 2.7% increase in the amount paid to dialysis facilities for performance of services. The Balanced Budget Refinement Act of 1999 would increase the composite rate for payment by 1.2% for dialysis services in the year 2000 and an additional 1.2% for such services in 2001. Congress is not required to implement such recommendation and could otherwise increase or decrease the Medicare reimbursement rate.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO. The proposal to reduce the reimbursement rate of EPO from $10 per 1000 units to $9 per 1000 units could adversely impact DCA's income from EPO if the proposal is enacted by Congress. There is no assurance, though, that Congress will legislate the EPO reduction into law.

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. DCA is a licensed ESRD Medicaid provider in New Jersey and Pennsylvania.

         The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate or Medicaid reimbursement could have a material adverse effect on DCA and the Company's business, revenues and net earnings.

NEW LINUX DIVISION

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our first investment was in Linux Global Partners, a private holding company which invests in Linux-related software companies. We acquired a 6% ownership interest in Linux Global Partners for $90 and loaned that company $1,500,000 for one year to January 26, 2001 at an interest rate of 10% per annum. Our agreement with Linux Global Partners allowed us to acquire an additional 2% ownership for $30 and provide it with an additional $500,000 loan which we completed on March 24, 2000. We borrowed these funds from Dialysis Corporation of America, our 65% owned public subsidiary under a one-year promissory note with interest at 10% per annum. Thomas K. Langbein, our Chairman of the Board, Chief Executive Officer and President, and holding such executive positions with our subsidiaries, was appointed as a director of Linux Global Partners.

         Linux Global Partners has invested and intends to continue to invest in Linux-related software companies. Linux is a free operating system written by a Finnish programmer in 1991, with its source code openly published, developed and improved over the years by a worldwide community of programmers. Linux has become an increasingly popular operating system posing a potential challenge to the current major operating systems, such as Microsoft's Windows NT and Sun Microsystems' Solaris, two of the leading operating systems used on server computers, the data-serving machines that are the engines of corporate networks and the Internet. IBM has recently embarked on a program to make all its hardware and software work with Linux.

         Linux Global Partners has a portfolio currently consisting of several companies that focus on the software capabilities of the Linux operating system. Linux Global Partners has identified five primary Linux software areas: (i) applications; (ii) utilities; (iii) embedded systems; (iv) developer's tools; and (v) games. It holds ownership interests ranging from 30% to 80% or has options for investment opportunities in entities in each of these areas. Some of its investments include Helix Code, involved in creating an applications suite, and maintains the GNOME graphical interface that ships with Red Hat, a Linux distribution; Code Weavers, a software development service and porting company; Gnu-Money, which has formulated open source personal financial applications; Heimdall Linux, a company in the process of formulating an operating system with C2 government certification; and Linux Utilities, a utilities software application company. One of its investment options is in Linux Magazine, a Linux hard-copy publication specifically geared to the Linux community, currently formulating a Linux portal that will be web-based and allow access to the magazine, Linux kernel downloads, Linux news and sales, and Linux merchandising. All of these companies are in the developmental stages, several with limited revenues, and their success remains extremely speculative.

         We believe Linux is a tremendous competitive force as the operating system of the future for the Internet, and is becoming rapidly and increasingly popular. It is free, and is being developed and improved worldwide. We are optimistic about our investment in this new Linux technology, and hopefully it will supplement our operating business and provide a better return to our shareholders than we have experienced in the past. We will continue to evaluate new technologies to determine whether future investment is warranted. This is a newly developing area, and there is no assurance this new division will be successful, or that Linux Global Partners will be able to repay our $2,000,000 financing. Our security for the loan is the ownership interest, shared on a pro rata basis with other lenders to Linux Global Partners, in the companies in which Linux Global Partners invested, which are speculative, developing companies with great risk, and there exists the possibility that such collateral may be minimal, if not valueless.

         For details as to relationships between and among our subsidiary, Dialysis Corporation of America, with MainStreet IPO.com, with which company it proposes to merge in conjunction with its proposed sale of all of its dialysis operations to us, MainStreet's joint venture with Linux Global Partners and MainStreet's agreement with Todd & Company, Inc., a securities broker-dealer registered with the Securities and Exchange Commission and NASD member, owned by Thomas K. Langbein, the Chairman and CEO, reference is made to "Certain Relationships and Related Transactions" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

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

         DCA

         Dialysis treatment centers must comply with various state and federal health laws which are generally applicable to healthcare facilities. The dialysis center must meet extensive governmental regulations relating to safety, reimbursement rates, licensing, and other areas of operations. Each of the dialysis facilities must be certified by HCFA, and we must comply with certain rules and regulations established by HCFA regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. These requirements have been satisfied by each of our dialysis facilities.

         DCA's record of compliance with federal, state and local governmental laws and regulations remains excellent. DCA regularly reviews legislative changes and developments and will restructure a business arrangement if we determine such might place us in material noncompliance with such law or regulation. To date, none of DCA's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that DCA's business arrangements will not be the subject of a future investigation or prosecution by a federal or state governmental authority which could result in civil and/or criminal sanctions.

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

         Each Year OIG publishes a Fraud and Abuse Civil Plan. For the year 2000, OIG has indicated it plans to concentrate, among other things, on ESRD reimbursement issues, including oversight of dialysis facilities, separately billable maintenance dialysis services, and medical appropriateness of tests and other dialysis-related services. We have reviewed the OIG 2000 Work Plan, and believe we are in compliance with applicable regulations to be addressed by OIG. Nevertheless, we will continue to review risk areas inherent to dialysis treatment and service, and to develop and implement a compliance program. This program focuses on employee education concerning applicable billing rules, regulations and insurance carrier interpretations, as well as auditing medical records to ensure the medical necessity of services provided and billed.

         As required by Medicare regulations, each of our dialysis centers is supervised by a medical director who is a licensed nephrologist or otherwise qualified physician. Four of our outpatient dialysis subsidiaries are owned jointly between DCA and the physicians who hold a minority position, currently a 20% interest, and who also act as the medical directors of those facilities. DCA attempts to structure its arrangements with its physicians to comply with the Anti-Kickback Statute. However, many of these physicians refer patients to DCA's facilities, therefore the federal Anti-kickback Statute might apply to referrals by such physicians to our facilities. We believe that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by DCA generally cannot, by their very nature, be over-utilized, since dialysis treatment is not elective and cannot be prescribed unless there is temporary or permanent kidney failure. Medical necessity is capable of objective documentation, drastically reducing the possibility of overutilization. However, these relationships do not satisfy all of the criteria for the safe harbor, and there can be no assurance that the relationships with DCA's medical directors will not subject DCA and the Company to investigation or prosecution by enforcement agencies. There can be no assurance that DCA will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process or whether changes in the safe harbor rules will affect our position with respect to the Anti-kickback Statute, but we do believe we will remain in compliance.

         The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. This ban is subject to several exceptions, including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming reimbursement, and may receive civil penalties, may be excluded from the Medicare or Medicaid programs. For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services."

         Last year, HCFA released proposed rules that interpret the provisions of Stark II ("Proposed Rules"). In the Proposed Rules, HCFA clarified the definitions of designated health services, delineating what supplies and services are intended to be included and excepted from each category. In particular, dialysis equipment, supplies and services were specifically excepted from the definitions of durable medical equipment, and inpatient and outpatient health services. HCFA further indicated that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare program and patient abuse, and that dialysis is a necessary medical treatment for those with temporary or permanent kidney failure that is not susceptible to that type of abuse. HCFA additionally excluded EPO (see "Business - Operations - Ancillary Services" above) from the definition of outpatient prescription drugs under the same reasoning. Management believes, based upon the Proposed Rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by DCA incident to dialysis services within the Stark II prohibitions. There can be no assurance, though, that final Stark II regulations will adopt such a position.

         If the provisions of Stark II were found to apply to DCA's arrangements with its medical directors, however, we believe that we would be in compliance. DCA compensates its nephrologist-physicians as medical directors of its dialysis centers pursuant to Medical Director Agreements, which we believe meet the exemption for personal service arrangements under Stark II. Also, acute care inpatient hospital arrangements for dialysis services are excluded under the Proposed Rules from the prohibition on physician referrals based upon the fact that the services provided under these arrangements are rendered under emergency circumstances and are necessary treatments. We believe that DCA's contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with this exception.

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

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), provided a package of health insurance reforms which include a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. Under these programs, these governmental entities undertake a variety of monitoring activities, including medical utilization and fraud review, cost report audits and secondary payor determinations. Reports of fraud and abuse actions against providers will be shared as well as encouraged by rewarding whistleblowers with money collected from civil fines. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities, the "Fraud and Abuse Control Program," conducted jointly by the Attorney General and HHS, and the "Medicare Integrity Program" which enables HHS, the Department of Justice and the FBI to monitor and review Medicare fraud. HIPAA has a program to assist providers in understanding the requirements of the fraud and abuse laws. HIPAA also specifically increased the civil and criminal penalties for offenses related to healthcare fraud and abuse.

         Our dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of our waste is non-hazardous. HCFA requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. Medical waste at each of DCA's facilities is handled by licensed local medical waste sanitation agencies, who are primarily responsible for compliance.

         There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection. We adhere to OSHA's protective guidelines, including regularly testing employees and patients for exposure to hepatitis B and providing employees subject to such exposure with hepatitis B vaccinations on an as-needed basis, protective equipment, a written exposure control plan and training in infection control and waste disposal.

         Although we believe that DCA substantially complies with currently applicable state and federal laws and regulations and to date has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on our operations cannot be predicted. No assurance can be given that DCA's activities will not be reviewed or challenged by regulatory authorities.

PATENTS AND TRADE NAMES

         The Company sells certain of its medical supplies and products under the trade name Medicore(TM). Certain of its lancets are marketed under the trade names Medi-Lance(TM) and Lady Lite(TM).

         The Company is the assignee of three patents relating to its lancets. The issuance of a patent does not assure protection against the development of similar, if not superior processes, know-how and products. We do not rely on patents or trademarks in our electro-manufacturing operations and manufacturing of medical products. Rather, we place importance upon design, engineering, manufacturing cost containment, quality and marketing skills to establish or maintain market position.

COMPETITION

         The medical supply operations are extremely competitive and we are not a significant competitive factor in this area.

         In the electronics manufacturing industry, we experience substantial competition from many areas including divisions of large electronic and high-technology firms, as well as from numerous smaller but more specialized companies. Competitive price advantages may also be available to competitors with less expensive off-shore operations, especially in the Far East. Techdyne also competes with in-house manufacturing operations of current and potential customers. Although Techdyne has been expanding, certain of its competitors have broader geographic coverage to serve their customers and attract additional business, and are more established in the industry with substantially greater financial, manufacturing and marketability resources than we have. We believe the primary competitive factors to be price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical assistance to customers. We believe we compete favorably in these areas. During downtimes in the electronics industry, OEMs become more price sensitive and those manufacturers who have greater direct buying power with component suppliers or who have lower cost structures are more competitive. In the PCB area major competitors include Diversified Systems, Inc., Vickers Electronics Systems, ACT Manufacturing, Inc. and others. Major competitors in the cable and harness assembly market include Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., Escod Industries and others.

         The operation of kidney dialysis centers is extremely competitive and DCA competes with numerous providers, many of which are facilities owned by physicians or major corporations, some of which are public. The Company's operations are small in comparison to these public companies. Many of these competitors, including Fresenius AG, Renal Care Group, Inc., Total Renal Care Holdings, Inc., and Everest Healthcare Service Corp., have substantially greater financial resources and many more centers and patients than DCA, which provides these larger facilities with a significant advantage in competing for acquisitions of dialysis facilities and the ability to attract and retain qualified nephrologists, who are normally a substantial source of patients for the dialysis center. Hospitals and other outpatient dialysis centers also compete with our dialysis operations. We also have experienced competition from admitting physicians of our centers who have opened their own dialysis facilities. Competitive factors that are most significant in dialysis treatment are the quality of care and service, convenience of location, availability of a local nephrologist, and pleasantness of environment. We are not a significant competitive force in kidney dialysis services primarily based upon DCA's ownership of a limited number of centers and the size of each of its facilities.

         Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation instead of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy.

EMPLOYEES

         The Company and its subsidiaries employ approximately 550 full time employees of which 10 are administrative, 65 are with the dialysis operations, 5 are engaged in the medical supply operations, and 470 are with Techdyne's electronic manufacturing operations (domestic and Europe). In addition, Techdyne utilizes approximately 32 temporary workers, retained through local agencies, on a regular basis, and DCA employs 35 part-time and 8 independent part-time contract employees.

ITEM 2.  PROPERTIES

         The Company leases 2,800 square feet for its executive offices in Hialeah, Florida, and at a different location in Hialeah, Florida, leases 5,000 square feet for its medical supply operations, each lease through December 31, 2002. It also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2001.

         DCA owns two properties, one located in Lemoyne, Pennsylvania, and the second in Easton, Maryland. The Maryland property consists of approximately 7,400 square feet, most of which is leased to a competitor, through March 31, 2003. The Lemoyne property of approximately 15,000 square feet houses DCA's dialysis center of approximately 5,400 square feet, approved for 13 dialysis stations with space available for expansion, and 2,500 square feet for its executive offices. DCA's subsidiary leases this facility from DCA under a five year lease that commenced December 23, 1998, with two renewal periods of five years. The Easton, Maryland and Lemoyne, Pennsylvania properties are subject to mortgages from a Maryland banking institution extending through November, 2003. The Easton property is subject to a second mortgage from a bank affiliated with the first mortgagee. As of December 31, 1999, the remaining principal amount of the mortgage on the Lemoyne property was approximately $127,000 and the first mortgage on the Easton property was approximately $158,000. Each mortgage bears interest at 1% over the prime rate and is secured by the real property and DCA's personal property at each location. The bank has a lien on rents due DCA and security deposits from the leases. The bank has to approve all leases, subleases, alterations, improvements and sales relating to the properties. The Easton, Maryland property has a second mortgage to secure a three-year loan to our Vineland, New Jersey subsidiary, for up to $700,000 at an annual interest rate of 8.75%, which loan DCA guarantees, and is further secured by that subsidiary's personal property, exclusive of its dialysis equipment. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         DCA also leases space at its Lemoyne, Pennsylvania property to an unrelated party for its own business activities unrelated to dialysis services or to the Company. The lease is for approximately 1,500 square feet through December 31, 2002.

         In addition to our Lemoyne, Pennsylvania facility, we presently have five other dialysis facilities. Each is leased from unaffiliated parties under five year leases, all with two renewals of five years each, for space ranging from 3,500 square feet to 7,000 square feet. We sublet 1,800 square feet at our Chambersburg, Pennsylvania facility to the physicians who are medical directors at that facility for their medical offices in Chambersburg. The sublease is on a commercially reasonable basis and is structured to comply with the safe harbor provisions of the "Anti-kickback Statute." See Item 1, "Business - Regulation - DCA."

         DCA recently acquired property in South Georgia for $207,000 and anticipates commencement of construction of a new facility at that location in the second quarter of 2000.

         We construct all of our dialysis facilities, and each is relatively new with state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term.

Payments under the various schedules extend through May, 2005. See Note 2 to "Notes to Consolidated Financial Statements."

         None of the dialysis facilities are operating at full capacity. The existing dialysis facilities could accommodate greater patient volume, particularly if we increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at each of our facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         DCA maintains executive offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043 as well as with us at 2337 West 76th Street, Hialeah, Florida.

         Techdyne's domestic operations are headquartered in Hialeah, Florida which consists of 16,000 square feet of space for its executive offices and 12,000 square feet for its manufacturing facilities and warehousing, leased from us under leases expiring March 31, 2001. These facilities are located in two adjacent buildings acquired by us from Techdyne in 1990 which also included the purchase of a parcel of land adjacent to these buildings used for parking. See "Certain Relationships and Related Transactions" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000 incorporated herein by reference. We also own a small parcel of land near Techdyne's offices in Hialeah, Florida which is used as a parking lot, and a small, undeveloped parcel adjacent to Techdyne's warehouse available for future expansion.

         Techdyne leased manufacturing, warehousing and office facilities in (i) Houston, Texas for 15,000 square feet, leased until April, 2002; this facility has been closed and we sublet it to an unrelated party for the remainder of the term for substantially similar rent; (ii) Austin, Texas for 18,225 square feet under a lease to May, 2002; (iii) Milford, Massachusetts for 5,500 square feet through March, 2002; (iv) Taylor, Texas for 2,000 square feet (warehouse) through August 15, 2000; and (v) Dayton, Ohio for 77,800 square feet (manufacturing, office and warehouse) under a lease to July 31, 2002 with two renewals of five years each. The landlord of the Ohio premises is a limited liability company owned by the former president of Lytton. See "Certain Relationships and Related Transactions" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, incorporated herein by reference. Techdyne has a right of first refusal and an option to purchase these premises. We guaranteed this lease. Most other leases have a five-year renewal. We also have two month-to-month leases, for warehouse space (1,000 square feet in Milford, Massachusetts) and for a sales office (approximately 700 square feet in Houston, Texas).

         Techdyne (Europe) owns an approximately 31,000 square foot facility in Livingston, Scotland subject to a 15-year mortgage due July, 2009 which has a U.S. dollar equivalency of approximately $489,000 at December 31, 1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Techdyne maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities in Florida, Ohio, Massachusetts, Texas and Europe, and believes that its equipment and facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in or subject to any claims or litigation of a material nature or that any adverse outcome would have a material adverse effect on our financial condition. See Note 7 to "Notes to Consolidated Financial Statements."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The table below reflects for the periods indicated the high and low closing sales prices for our common stock as reported by the Nasdaq. Our shares traded on the Nasdaq National Market until September 8, 1999, when transferred to the Nasdaq SmallCap Market since the market value of the public float was not equal to or greater than $5,000,000 for a 90-day period at that time as required by the Nasdaq Marketplace Rule 4450(a)(2), Maintenance Standard 1.

                                                   Sale Price
                                             ---------------------
                                             High              Low
                                             ----              ---
         1998
         ----
         1st Quarter.............           $2.38             $1.94
         2nd Quarter.............            2.88              1.84
         3rd Quarter.............            2.13              1.25
         4th Quarter.............            1.56              0.94

                                             High              Low
                                             ----              ---
         1999
         ----
         1st Quarter.............           $1.88             $1.34
         2nd Quarter.............            1.28               .94
         3rd Quarter.............            1.34              1.00
         4th Quarter.............            2.50              1.00

         The high and low sales price of Medicore common stock at March 20, 2000 were $3.56 and $3.00, respectively.

         As of March 20, 2000, there were 1,199 shareholders of record. We have been advised by ADP, which organization holds securities for brokers and depositories, that our common stock is beneficially held by approximately 1,660 shareholders.

         We have not paid any cash dividends in the last two years. Dividends are paid at the discretion of the board of directors, and no such payments are expected to be made in the immediate future. Any earnings will be retained for use in our business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                       CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                        (in thousands except per share amounts)

                                                    Years Ended December 31
                                     -------------------------------------------------
                                     1999        1998       1997(1)    1996(2)    1995
                                     ----        ----       ----       ----       ----
Revenues                          $ 55,644    $ 50,149   $ 44,119   $ 34,719   $ 36,660
Net (loss) income                     (613)         98      2,241      2,417      2,251
(Loss) income per common share:
   Basic                          $   (.11)   $    .02   $    .39   $    .44   $    .41
   Diluted                        $   (.11)   $    .01   $    .36   $    .39   $    .37


                            CONSOLIDATED BALANCE SHEET DATA
                                     (in thousands)

                                                         December 31
                                     -------------------------------------------------
                                     1999        1998       1997(1)    1996(2)    1995
                                     ----        ----       ----       ----       ----
Working capital                   $ 15,840    $ 15,421   $ 18,857   $ 13,844   $  7,034
Total assets                        38,610      36,310     40,862     27,085     21,247
Long-term debt                       8,363       5,127      5,240      1,677        964
Stockholders' equity                14,282      15,368     16,077     13,021      9,754

------------------------
(1) REFLECTS (I) FIVE MONTHS OPERATIONS OF LYTTON, AND ITS ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, WHICH COMPANY WAS ACQUIRED BY TECHDYNE ON JULY 31, 1997; AND (II) THE SALE OF THE FLORIDA DIALYSIS OPERATIONS ON OCTOBER 31, 1997 FOR $5,065,000 CONSISTING OF $4,585,000 OF CASH WITH THE BALANCE CONSISTING OF 13,873 SHARES OF COMMON STOCK OF THE PURCHASER. SEE ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND NOTE 12 TO "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

(2) IN 1996, THE COMPANY RECORDED ESTIMATED COSTS OF $305,000 FOR SHUTDOWN OF ITS DURABLE MEDICAL EQUIPMENT OPERATIONS.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's large customers would have a material adverse effect on Techdyne's and the Company's results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any terminations of manufacturing relationships or changes, reductions or delays in orders, as has occurred in the past, could have an adverse effect on the Company's results of operations and financial condition. The Company's and Techdyne's results also depend to a substantial extent on the success of Techdyne's OEM customers in marketing their products. Techdyne continues the diversification of its customer base to reduce its reliance on its few major customers. See "Techdyne's Business Strategy" and "Customers" under Item 1, "Business - Electronic Manufacturing Industry."

         The industry segments served by Techdyne and the electronics industry generally are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the Company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on the Company's and Techdyne's business, financial condition and results of operations. To continue to grow and be a successful competitor, we must be able to maintain and enhance our technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

         Techdyne continues to seek to expand its geographic and customer base through establishment of new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to Techdyne's operations. For such expansion opportunities, Techdyne competes with much larger electronic manufacturing entities. Further, in order to effectuate any such transactions, it may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, as well as other costs and expenses, all of which could materially adversely affect the Company's and Techdyne's financial results. Any expansion may also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, which would require the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance that there would be a beneficial effect on Techdyne and the Company's business and financial results.

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

         With respect to our dialysis operations, essential to profitability is Medicare reimbursement, which is at a fixed rate determined by HCFA. The level of DCA's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in rate cuts. Operating costs in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

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

         DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. Additionally, there is intense competition for retaining qualified nephrologists, who are the primary source of patients and are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller developing patient base.

RESULTS OF OPERATIONS

         1999 COMPARED TO 1998

         Consolidated revenues increased by approximately $5,496,000 (11%) in 1999 compared to the preceding year. Sales revenues increased by approximately $5,533,000 (11%) compared to the preceding year. 1999 revenues included a gain on the sale of marketable securities of $263,000 compared to $13,000 during the preceding year. Other income decreased approximately $287,000 compared to the preceding year, which includes a decrease in interest earned as a result of a decrease in invested funds.

         Techdyne sales increased approximately $3,654,000 (8%) for the year December 31, 1999. There was an overall increase in domestic sales of $4,482,000 (11%), and a decrease in European sales of $828,000 (18%) compared to the preceding year. The decline in European-based sales was attributable to a decrease of approximately $982,000 (82%) in sales to Compaq (Europe) by Techdyne (Europe) which was partially offset by sales to other customers.

         Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $577,000 for the year ended December 31, 1999 and $442,000 for the preceding year. Techdyne (Europe) has continued its efforts at new business development; however, continuing losses have resulted in management's ongoing evaluation of the future prospects for this facility.

         Approximately 41% of Techdyne's consolidated sales and 36% of the Company's consolidated sales for 1999 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include Motorola, which accounted for 13% and 12%, and PMI Food Group, which accounted for 15% and 13%, respectively. Approximately $7,195,000 (32%) of Lytton's sales for 1999 were to PMI Food Group, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's operations if such sales are not replaced.

         Medical product sales revenues decreased by approximately $216,000 (19%) for 1999 compared to the previous year due to decreased sales of the principal product of this division. This was due to continuing reductions in government purchases and foreign competition. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. The Medical Products Division is also expanding its product line with several diabetic disposable products. No assurance can be given that these efforts will be successful.

         Medical service revenues, represented by the revenues of our dialysis division, DCA, increased approximately $1,946,000 (55%) for the year ended December 31, 1999 compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,460,000 including increased revenues of approximately $882,000 attributable to the Company's dialysis center located in Chambersburg, Pennsylvania, which commenced operations in January, 1999, and increased revenues of approximately $486,000 for the Company's Manahawkin, New Jersey center, which received regulatory approval in December, 1998. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Cost of goods sold as a percentage of consolidated sales remained relatively stable amounting to 86% for the year ended December 31, 1999 and for the preceding year.

         Cost of goods sold for Techdyne as a percentage of sales amounted to relatively stable amounting to 88% for the year ended December 31, 1999 and for the preceding year.

         Cost of goods sold by the medical products division increased to 76% for 1999 compared to 69% for the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division.

         Cost of medical services sales increased to 72% in 1999 compared to 71% in 1998 reflecting an increase in supply costs as a percentage of sales and a decrease in healthcare salaries as a percentage of sales.

         Selling, general and administrative expenses increased $1,205,000 for 1999 compared to the preceding year. This increase reflects operations of DCA's new dialysis centers, $153,000 in compensation expense from issuance by DCA of stock options, and approximately $93,000 associated with DCA's decision not to go through with plans to construct a facility in New Jersey. Also included are the cost of additional support personnel for both DCA and Techdyne, and increased marketing costs associated with Techdyne's efforts to expand sales.

         Interest expense increased by approximately $82,000 for 1999 compared to the preceding year, primarily due to increased borrowings of Lytton, including funding of the remaining $1,100,000 payment in July, 1999, on the

Lytton purchase price guarantee, which was offset somewhat by decreased average borrowings on other outstanding debt

         We recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $28,000 during the fourth quarter of 1999 and $300,000 during the fourth quarter of 1998.

         A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 8.50% at December 31, 1999 and 7.75% at December 31, 1998.

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

         Techdyne sales increased approximately $11,758,000 (35%) for the year December 31, 1998 compared to the preceding year. The increase was attributable principally to the inclusion of sales of Lytton for which sales of $20,062,000 were included during the current year compared to $7,170,000 for the preceding year commencing with our acquisition of Lytton on July 31, 1997. There was an overall increase in domestic sales of $13,771,000 (52%), including Lytton, and a decrease in European sales of $2,125,000 (31%) compared to the preceding year. The decline in European-based sales was mainly attributable to a decrease of approximately $1,656,000 (58%) in sales to Compaq (Europe) by Techdyne (Europe) which was partially offset by sales to new customers and increased sales to existing customers.

         Approximately 50% of Techdyne's consolidated sales and 45% of the Company's consolidated sales for 1998 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and the Company's consolidated sales include Motorola, which accounted for 10% and 9%, and PMI Food Group, which accounted for 18% and 17%, respectively. Approximately $8,183,000 (41%) of Lytton's sales for 1998 were to PMI Food Group, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and the Company's operations if such sales are not replaced.

         Revenues of Techdyne (Europe) continue to be highly dependent on sales to Compaq, which accounted for approximately 26% of sales for the current year compared to 42% in the preceding year. The bidding for Compaq orders has become more competitive which has continued to result in substantial reductions in Compaq sales and lower profit margins on remaining Compaq sales. Techdyne (Europe) is pursuing new business development and has offset some of the lost Compaq business with sales to other customers. However there can be no assurance as to the success of such efforts.

         Medical product sales revenues decreased by approximately $373,000 (22%) for 1998 compared to the previous year due to decreased sales of the principal product of this division. This was due to substantially reduced government purchases and foreign competition. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. The Medical Products Division is also expanding its product line with several diabetic disposable products. No assurance can be given that said efforts will be successful.

         Medical service revenues, represented by the revenues of our dialysis division, DCA, decreased approximately $823,000 (19%) for the year ended December 31, 1998 compared to the preceding year. This decrease reflects a decrease of approximately $1,663,000 compared to the preceding year attributable to the sale of our Florida dialysis operations on October 31, 1997, which was offset to some degree by increased revenues of the Pennsylvania dialysis centers of approximately $782,000 including increased revenues of approximately $510,000 at the dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997, and $58,000 from a new dialysis center located in Manahawkin, New Jersey, which received regulatory approval in December, 1998. Although the operations of these centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect DCA's and the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

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

         Cost of medical services sales increased to 71% in 1998 compared to 62% in 1997 reflecting increases in healthcare salaries and supply costs as a percentage of sales, including the operations of the dialysis centers in Carlisle, PA and Manahawkin, NJ which are still in their developmental stage. The preceding year included higher hospital treatment revenues, which have a substantially lower cost of sales, with our Florida hospital operations having been sold on October 31, 1997.

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

         We recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $300,000 during the fourth quarter of 1998 and $700,000 during the fourth quarter of 1997 which offset taxes of approximately $1,700,000 of DCA which resulted from the sale of its Florida dialysis operations.

         A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 7.75% at December 31, 1998 and 8.25% at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $15,840,000 at December 31, 1999, which reflected an increase of $420,000 (3%) during 1999. Included in the changes in components of working capital was a decrease of $3,144,000 in cash and cash equivalents; increases in accounts receivable of $2,698,000, inventories of $1,704,000, and accounts payable of $1,962,000 resulting from overall increased sales levels; with the increase in working capital also reflecting reflects the amendment of Lytton's line of credit in February, 2000, resulting in a reclassification of its line of credit balance to long-term debt. The decrease in cash reflected net cash used in operating activities of $1,395,000, net cash used in investing activities of $3,477,000 (including additions to property, plant and equipment of $2,407,000, and payments of $1,390,000 regarding the Lytton acquisition), and net cash provided by financing activities of $1,751,000 (including Lytton net line of credit borrowings of $1,868,000, increased borrowings under Lytton's term loan of $783,000, other short-term bank borrowings of $405,000 and repayment of $375,000 toward such borrowings, and payments on long-term debt of $922,000).

         Techdyne had a five-year $1,500,000 ("notional amount under interest rate swap agreement") commercial term loan with monthly principal payments of $25,000 plus interest at 8.60%, which had an outstanding balance of $900,000 at December 31, 1999 and $1,200,000 at December 31, 1998; and a $1,600,000
commercial revolving line of credit with interest at prime which was fully drawn down as of December 31, 1999 and 1998. The commercial term loan had a maturity of December 15, 2002 and the commercial line of credit, no longer a demand line, had a maturity of May 1, 2000. See Note 3 to "Notes to Consolidated Financial Statements."

         Techdyne had obtained in 1996 two other term loans from its Florida bank. One was a $712,500 term loan, which had a remaining principal balance of $606,000 at December 31, 1999 and $636,000 at December 31, 1998, secured by two buildings and land owned by the Company. The second term loan for $200,000, which had a remaining principal balance of $47,000 at December 31, 1999 and $87,000 at December 31, 1998, was secured by the Techdyne's tangible personal property, goods and equipment. The Company guaranteed these loans and subordinated the intercompany indebtedness due it from Techdyne, provided that Techdyne could make payments to the Company on this subordinated debt from additional equity injected into Techdyne and from earnings. See Note 3 to "Notes to Consolidated Financial Statements."

         Techdyne had outstanding borrowings of $145,000 from a local bank with interest payable monthly with the note, which was renewed during 1997, maturing April 2000. In July, 1994, Techdyne (Europe) purchased the facility housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $489,000 at December 31, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates. See Note 3 to "Notes to Consolidated Financial Statements."

         On July 31, 1997, the Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. This acquisition required $2,500,000 cash, funded by the modified bank line of credit, as well as 300,000 shares of the Techdyne's common stock which had a fair value of approximately $1,031,000 based on the closing price of the Techdyne's common stock on the date of acquisition. Techdyne guaranteed $2,400,000 minimum proceeds from the sale of these securities based on Lytton having achieved certain earnings objectives. The Stock Purchase Agreement also provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $290,000 and $154,000 for the first two years of sales levels paid in April 1999 and April 1998, respectively. The Lytton acquisition has expanded the Company's customer base, broadened its product line, enhanced its manufacturing capabilities and provided a new geographic area to better serve Techdyne's existing customer base with opportunities to attract new customers. See Note 11 to "Notes to Consolidated Financial Statements." The Guaranty in the Stock Purchase Agreement was modified by Techdyne and the seller. In July, 1999, Techdyne issued a payment of $1,100,000 and forgave an advance of $1,278,000 to satisfy the remaining obligation with the $2,400,000 guarantee.

         In February, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida which had a principal balance of $3,115,500 at February 9, 2000, the repayment date, and a smaller borrowing from another Florida bank in the amount of approximately $145,000. We are not guaranteeing Techdyne's financing with the Provident Bank, but one of the negative covenants precludes loans to or the payment of loans from affiliates (including the Company), other than the pre-existing balance on the advances from the Company to Techdyne.

         The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at the election of Techdyne. Also part of the financing is a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The financing is guaranteed by Lytton, which subsidiary has provided the bank with a Security Agreement securing its guaranty of Techdyne's financing. The Security Agreement includes all of Lytton's property, including accounts receivable, equipment, inventory, general intangibles, and the proceeds of such collateral. Lytton has also provided the bank with a Conditional Assignment of Lease, assigning all of its right, title and interest as tenant under the lease to the bank as further security for its guaranty. The Conditional Assignment of Lease takes effect only if Lytton defaults in any of its obligations under the lease or any of its obligations under its guaranty. That lease is with Stanley Avenue Properties, Ltd., a limited liability company whose membership includes Lytton and Patricia Crossley, the wife of Lytton Crossley, former President of Lytton and a director of Techdyne, who is also Assistant to the President of Lytton under an employment agreement requiring 40 hours per month at an annual salary of $30,000.

         The financing, evidenced by an Asset Based Loan and Security Agreement, provides for all the assets of Techdyne to collateralize the financing, as well as affirmative and negative covenants. Certain of the affirmative covenants require maintenance of a consolidated tangible net worth at all times greater than $7,500,000, a ratio of consolidated liabilities to consolidated tangible net worth of not more than 2.6 to 1.0, a debt coverage ratio of at least 1.5 to
1.0. Some of the negative covenants, among others, include prohibiting sale of any of its assets or properties except inventory in the ordinary course of business, declaring or paying any dividends or making any other payments on our capital stock, consolidating or merging with any other corporation or acquiring or purchasing any equity interest in any other entity, or assuming any obligations of any other entity the value of which exceeds $100,000, except for notes and receivables acquired in the ordinary course of business, incur, assume, guaranty or remain liable with respect to any indebtedness, except for certain existing indebtedness disclosed in our financial statements, or undertake any capital expenditures in excess of $1,000,000 in any one fiscal year. The credit line also provides for restrictions on transactions with related persons, precludes changes in ownership in Techdyne, or changes in Techdyne's management or any material change in any of Techdyne's business objectives, purposes and operations which might adversely affect repayment of the financing.

         Lytton also entered into amendments to its financing agreements with the Provident Bank. Lytton had an Asset Based Loan and Security Agreement dated April 14, 1995, amended over the last several years, evidenced by a $3,000,000 Revolving Credit Promissory Note, together with a Term Loan Promissory Note in the amount of $1,400,000, and an Equipment Acquisition Promissory Note in the amount of $500,000 (collectively the "Notes"). The line of credit was amended to a three-year term coinciding with the term of Techdyne's line of credit. The Provident Bank also agreed to reduce the interest rates charged under the Notes, and Lytton and the Provident Bank entered into modifications and amendments of the aggregate $4,900,000 loan agreements and Notes, restated at the same interest rates, at the election of Lytton, as has been provided to Techdyne in its credit facilities. Techdyne is guaranteeing Lytton's financing, which guaranty is unconditional and is secured by a Security Agreement between Techdyne and the Provident Bank which provides the bank with a continuing first priority security interest on all of Techdyne's property. See
Note 3 to "Notes to Consolidated Financial Statements."

         Techdyne is seeking to further expand its operations possibly through acquisitions of companies in similar businesses, as with the Lytton acquisition. There can be no assurance that Techdyne would be able to finance such acquisitions from its own capital or be able to obtain sufficient external financing.

         DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $282,000 at December 31, 1999 and $360,000 at December 31, 1998. In 1999, DCA was in default of certain covenants relating to these mortgages. The covenants principally related to debt service ratio requirements for which the lender has waived compliance through December 31, 1999.

         The debt service ratio requirement is tested on an annual basis and thus, is effectively waived through December 31, 2000 as compliance with the covenant will not be determined until final results for 2000 are available in early 2001.

         The bank has liens on the real and personal property of DCA, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated Maryland dialysis center continues to lease space from DCA in its building. The Pennsylvania center relocated during 1995 and DCA constructed its own dialysis facility at the property that commenced treatments in June 1995. See Note 3 to "Notes to Consolidated Financial Statements."

         DCA has an equipment financing agreement for kidney dialysis machines for its facilities. There was additional financing of $387,000 during 1999 pursuant to this agreement. DCA had outstanding balances under this agreement of $731,000 at December 31, 1999 and $449,000 at December 31, 1998.

         DCA opened its fifth center in Chambersburg, Pennsylvania in January, 1999, and a sixth center in Vineland, New Jersey in February, 2000. The professional corporations providing medical director services to both the New Jersey centers and the centers in Carlisle, Pennsylvania and Chambersburg, Pennsylvania have a 20% interest in those DCA subsidiaries.

         DCA is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers requires capital, which was the basis for DCA's security offering in 1996 and sale of its Florida dialysis operations in 1997. DCA has entered into agreements with medical directors and intends to establish additional facilities in Georgia and Ohio. DCA is in different phases of negotiations with approximately 10 physicians for additional outpatient centers in eight eastern seaboard states. No assurance can be given that the Company will be successful in implementing its growth strategy or that our available funds will be adequate to finance such expansion. See Item 1, "Business - Business Strategy" and Note 11 to "Notes to Consolidated Financial Statements."

         On September 30, 1999, we converted the balance of approximately $2,532,000 under the convertible promissory note receivable from Techdyne into approximately 1,447,000 shares of Techdyne common stock, increasing our ownership interest in Techdyne to 72.5%.

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

YEAR 2000 READINESS

         The Year 2000 computer information processing challenge associated with the recent millennium change concerns the ability of computerized information systems to properly recognize date sensitive information, to ensure continued proper operations and reporting of financial condition. We were fully aware of the Year 2000 issues, made our assessments, evaluated our computerized systems and equipment, and communicated with our major vendors, and made our operations Year 2000 compliant.

         In 1997, we commenced upgrading our operations software program in conjunction with Techdyne by acquiring a new Visual Manufacturing software package. The Visual Manufacturing software system is primarily for Techdyne, although for several computers and certain software we acquired. This new system greatly enhanced Techdyne's enterprise resources planning, essential to bids for new business, production scheduling, inventory and information technology, and overall operations. This new system is providing Techdyne with leverage in material pricing, production and timely-delivery, thereby enabling it to be more competitive in bidding for manufacturing business. This Visual Manufacturing system also enables Techdyne to better track actual costs against its quotes, thereby allowing it to more effectively control costs and manage operating margins. The cost of this new software program for us was is approximately $58,000 and for Techdyne's domestic and European operations was approximately $586,000, for an aggregate cost of approximately $644,000. The Visual Manufacturing system was pre-tested and guaranteed by the manufacturer to be Year 2000 compliant. We have an ongoing consulting, training and servicing arrangement with the system's manufacturer for approximately $25,000 per annum. The Visual Manufacturing system also provides the bookkeeping, accounting and financial recording and information functions for us and our subsidiaries.

         With respect to non-information technology systems which typically include embedded technology such as microcontrollers, the major equipment used in our manufacturing operations as well as in our dialysis operations are not date sensitive, and did not pose any threat of a system breakdown. Techdyne's quality control "Cirrus testers" and personal computer hardware and software systems were tested and determined to be Year 2000 compliant.

         We communicated with our key vendors, customers and other third parties with whom our operations are essential to inquire of their assessment of their Year 2000 issues and actions taken to insure they would be Year 2000 compliant. We received written assurances they were Year 2000 compliant. We assumed a worse case scenario that some of our critical suppliers would have a problem, and limit, delay or be unable to deliver supplies. We identified other sources of supplies and, if necessary, would have sought customer approval to purchase from those alternative sources. We would have requested the alternate suppliers to carry more inventory earmarked for us, if this had been necessary, which it was not.

         One of the most significant risks for DCA with respect to the Year 2000 change related to its electronic billing of Medicare, from which it receives a substantial portion of its revenues. HCFA, through whom the Medicare program and payments are effected, indicated it was doing everything to become Year 2000 compliant to assure the Medicare program would continue to operate smoothly. In 1998, DCA installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatibility. The software designer has tested the software for Year 2000 compliance and DCA initiated its first billing with the new software in January, 1999, without any problems. The costs of the software modifications were minimal, approximately $1,000, and we do not anticipate that any costs involved in any future Year 2000 compliance would be material or would have a material adverse effect on our business.

         In mid-year 1999, DCA installed a new Year 2000 compliant accounting package, providing it with its own independent system of bookkeeping, accounting and financial records and reducing its reliance on our system and staff. This new system's cost, for equipment, software and training, was approximately $40,000.

         Another area that could have significantly impacted DCA's operations in providing dialysis treatment to patients related to third-party providers, specifically, the utility companies providing water, a necessary resource for dialysis treatments, and electricity. These providers and services are beyond our control, and we do not have a separate generator for electricity nor other sources for water. None of these utilities have failed to provide services. However, we had in place plans to reduce the impact of any such utility shortages or outages which included notification to our utilities companies of our dialysis center locations, schedules and emergency services required and a 24-hour contact as well as notification to each of our landlords to assure access to the facility for our staff and key service providers.

         We have not experienced any material unanticipated negative consequences from the Year 2000 issues. We believe our assessment and implementation of our Year 2000 issues were satisfactorily completed, as evidenced by our continued and uninterrupted operations. However, we have only just entered the new millenium, and there may yet arise Year 2000 problems that we are not aware of These unknowns do not allow us the ability to predict with any significant accuracy or to quantify these Year 2000 issues' impact upon us, since they would involve uncertainty of costs we might incur as a result of these unknown Year 2000 failures that might yet occur despite the successful implementation of our program.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on our consolidated financial statements.

PROPOSED MERGER AND ACQUISITION

         On October 20, 1999, DCA entered into an Agreement and Plan of Merger pursuant to which MainStreet IPO.com Inc. would merge with DCA and own approximately 80% of DCA, the surviving company, a simultaneous sale of DCA's assets to the Company in consideration for approximately 90% of our ownership in DCA, our assumption of DCA's long-term debt and other liabilities, and our waiver of most proceeds from the potential exercise of outstanding DCA warrants and DCA underwriters' options. See Note 14 to "Notes to Consolidated Financial Statements" and "Certain Relationships and Related Transactions" of our Proxy Statement relating to our Annual Meeting of Shareholders anticipated to be held on may 24, 2000 incorporated herein by reference.

INVESTMENT

         On January 27, 2000, we acquired a 6% interest in Linux Global Partners for $90, in connection with which we loaned Linux Global Partners $1,500,000 at a 10% annual interest rate, to be repaid with accrued interest by January 26, 2001. We had an option which we exercised on March 24, 2000 to acquire an additional 2% interest in Linux Global Partners for $30 in conjunction with which we loaned an additional $500,000 to Linux Global Partners. We borrowed the funds for the loans from DCA at a 10% annual interest rate. See Item 1, "Business - New Linux Division," Note 15 to "Notes to Consolidated Financial Statements" and "Certain Relationships and Related Transactions" of our Proxy Statement relating to our Annual Meeting of Shareholders anticipated to be held on may 24, 2000 incorporated herein by reference.

INFLATION

         Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in the electronic and electro-mechanical and medical products divisions by increasing selling prices when and where possible, and by developing different and improved products for our customers that can be sold at targeted profit margins. In our medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risks from changes in interest rates and foreign currency exchange rates. Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $3,800,000 invested as of December 31, 1999.

         Interest rate risk on debt is managed by negotiation of appropriate rates on new financing obligations based on current market rates and by use of interest rate swap and other agreements which cap interest rates on some of our debt obligations. Agreements which cap interest rates totaled approximately $900,000 as of December 31, 1999 and contain provisions which can either result in a gain or a loss to us for early settlement of the related debt depending on whether rates have increased or decreased since the agreements were negotiated. At December 31, 1999, early settlement of these debt obligations would have a negative impact on our results of operations of approximately $4,000.

         We have exposure to both rising and falling interest rates.

         We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $5,600,000 of such debt outstanding as of December 31, 1999. A 1% increase in interest rates on its year-end variable rate debt would result in a negative impact of approximately $35,000 on our results of operations.

         A 1/2% decrease in rates on our year-end investments would result in a negative impact of approximately $8,000 on our results of operations.

         Our exposure to market risk from foreign currency exchange rates relates to Techdyne's European subsidiary whose results of operations when translated into U.S. Dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. Dollar against the local Scottish currency, the pound, would have negatively impacted 1999 earnings by approximately $42,000. We have not incurred any significant realized losses on foreign exchange transactions and does not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts to reduce such losses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective August 6, 1999, the board of directors, upon the recommendation of the audit committee, terminated Ernst & Young LLP as our independent accountants, and engaged new independent accountants, Wiss & Company, LLP, for our annual audit for our 1999 fiscal year.

         This matter was previously reported on our Current Report on Form 8-K dated August 27, 1999. For more details you are referred to the caption "Proposals, 3. Ratification of Wiss & Young, LLP as Independent Auditors" of our Proxy Statement, relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are appointed each year by the board of directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year. The following information indicates the position with the Company and age of the executive officers at March 20, 2000.

                                     Current Position and              Position
Name                    Age         Areas of Responsibility           Held Since
----                    ---         -----------------------           ----------

Thomas K. Langbein       54         Chairman of the Board of             1980
                                      Directors, Chief Executive
                                      Officer and President

Seymour Friend           79         Vice President and                   1981
                                      Director                           1975

Daniel R. Ouzts          53         Vice President (Finance)             1986
                                      and Controller                     1983

         For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officers" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

         There are no family relationships between any of the executive officers and directors of the Company.


ITEM 11. EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Proxy Statement), and by any person known to beneficially own more than 5% of any class of our voting securities, is included under the caption "Beneficial Ownership of the Company's Securities" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Proxy Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, incorporated herein by reference.

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

         1.       We filed a Current Report on Form 8-K dated October 12, 1999,
                  Item 5, "Other Events" re: conversion of Techdyne, Inc. note into Techdyne common stock.

(c)      Exhibits*

              (3)(i) Restated Certificate of Incorporation, Articles of
                     Incorporation, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(3)(i)).

                (ii) By-laws, as amended (incorporated by reference to the
                     Company's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).

              (4) Instruments defining the rights of security holders, including indentures.

                 (i) 1989 Stock Option Plan (incorporated by reference to the
                     Company's 1997 Form 10-K, Part IV, Item 4(i)).

                (ii) Form of Stock Option Agreement issued pursuant to the
                     1989 Stock Option Plan (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 4(ii)).

               (iii) Form of Additional Non-Qualified Stock Option Agreement
                     issuable under the Stock Option Agreement (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 4(iii)).

                (iv) Form of 2000 Option granted to MainStreet IPO.com Inc. and
                     Affiliates.

                 (v) 2000 Stock Option Plan.

                (vi) Form of Stock Option Certificate issued under the 2000
                     Stock Option Plan.

              (10)   Material contracts.

                 (i) Employment Agreement between the Company and Thomas K.
                     Langbein dated August, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 198 ("1998 Form 10-K"), Part IV, Item 14(c)(10)(i)).

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

                (vi) Lease Extension Letter between the Company and Techdyne,
                     Inc.(1) dated January 25, 2000 (incorporated by reference to Techdyne's Annual Report on Form 10-K for 1999, Part IV,
                     Item 14(c)(10)(iii)).

               (vii) Promissory Note of Techdyne, Inc. (1) to the Company dated
                     April 10, 1995 (incorporated by reference to Techdyne's Form SB-2, Part II, Item 27, (a)(a)).

              (viii) Lease between the Company and Viragen, Inc.(2) dated
                     December 8, 1992 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xi)).

                (ix) Addendum to Lease between the Company and Viragen, Inc.(2)
                     dated January 15, 1993 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xii)).

                 (x) Lease Renewal Letter by the Company to Viragen, Inc.(2)
                     lease dated August 12, 1997 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item
                     14(c)(10)(xiii)).

                (xi) Loan Agreement between Dialysis Corporation of America(3)
                     and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(4) (incorporated by reference to Dialysis Corporation of America's Form 10-Q for the quarter ended March 31, 1998 ("DCA's March, 1998 Form 10-Q"), Part II,
                     Item 6(a), Part II, Item 10(iii)).

               (xii) First Amendment to Loan Agreement between Dialysis
                     Corporation of America(3) and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(4) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1997 ("DCA's 1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

              (xiii) Promissory Note to Mercantile-Safe Deposit and Trust
                     Company by Dialysis Corporation of America(3) dated November 30, 1988(4) (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(ii)).

               (xiv) First Amendment and Modification to Promissory Note to
                     Mercantile-Safe Deposit and Trust Company by Dialysis Corporation of America(3)(4) (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(xxix)).

                (xv) Lease Agreement between Dialysis Services of PA., Inc. -
                     Wellsboro(5) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).

               (xvi) Lease between Dialysis Corporation of America(3) and
                     Dialysis Services of PA., Inc. - Lemoyne(5) dated December 23, 1998 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1998 ("DCA's 1998 Form 10-K"), Part IV, Item 14(c)(ii)).

              (xvii) Medical Director Agreement between Dialysis Services of
                     PA., Inc. - Wellsboro(5) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6(a)(10)(i)).

             (xviii) Agreement for In-Hospital Dialysis Services between
                     Dialysis Services of PA., Inc. - Wellsboro(5) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).

               (xix) Medical Director Agreement between Dialysis Services of
                     PA., Inc. - Lemoyne(5) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lx)).

                (xx) Agreement for In-Hospital Dialysis Services between
                     Dialysis Services of PA., Inc. - Lemoyne(5) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 19, 1997, Part II, Item 7(c)(10)(i)).

               (xxi) Form of Exclusive Sales Representative Agreement between
                     Techdyne, Inc.(1) and sales representative ** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv)).

              (xxii) Mortgage between Techdyne (Europe) Limited(6) and The Royal
                     Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II,
                     Item 6(a)(28)(vi)).

             (xxiii) Employment Agreement between Techdyne, Inc.(1) and Barry
                     Pardon dated March 13, 1996 (incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 14(a)(10)(viii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

              (xxiv) Service Agreement between the Company and Techdyne Inc.(1), dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).

               (xxv) Service Agreement renewal letter from the Company to
                     Techdyne, Inc.(1), dated September 30, 1998 (incorporated by reference to the 1998 Form 10-K, Part IV, Item 14(c)(10)(iii)).

              (xxvi) Lease Agreement between Techdyne, Inc.(1) and Route 495
                     Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to Techdyne's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, Item 6(a), Part II, Item 10(i)).

             (xxvii) Lease Agreement between Techdyne, Inc.(1) and PruCrow
                     Industrial Properties, L.P. dated April 30, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 4, 1997 ("Techdyne's June 4, 1997 Form 8-K"), Item 7(c)(10)(i)).

            (xxviii) Lease Agreement between Techdyne, Inc.(1) and EGP Houston
                     Partners Ltd. dated April 29, 1997 (incorporated by reference to Techdyne's June 4, 1997 Form 8-K, Item 7(c)(10)(ii)).

              (xxix) Asset Based Loan and Security Agreement between Techdyne,
                     Inc.(1) and The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K dated March 1, 2000 ("Techdyne's March, 2000 Form 8-K"), Item 7(c)(10)(i)).*

               (xxx) Line of Credit Promissory Note for $4,500,000 from
                     Techdyne, Inc.(1) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(ii)).*

              (xxxi) Term Loan Promissory Note for $1,000,000 from Techdyne,
                     Inc.(1) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(iii)).*

             (xxxii) Guaranty of the Company for the Lytton Incorporated(6)
                     financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(iv)).*

            (xxxiii) Security Agreement of Techdyne, Inc.(1) for its Guaranty of
                     the Lytton Incorporated(6) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(v)).*

             (xxxiv) Amendment to Asset Based Loan and Security Agreement between Lytton Incorporated(6) and The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(vi)).*

              (xxxv) Amended and Restated Revolving Credit Promissory Note for
                     $3,000,000 from Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(vii)).*

             (xxxvi) Amended and Restated Term Loan Promissory Note for
                     $1,400,000 from Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(viii)).*

            (xxxvii) Amended and Restated Equipment Acquisition Loan Promissory
                     Note for $500,000 from Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(ix)).*

           (xxxviii) Guaranty of Lytton Incorporated(6) for Techdyne, Inc.'s(1)
                     financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(x)).*

             (xxxix) Security Agreement for Lytton Incorporated(6) with respect to its Guaranty of Techdyne, Inc.(1)'s financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(xi)).*

                (xl) Conditional Assignment of Lease by Lytton Incorporated(6)
                     to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(xii)).*(4)

               (xli) 1995 Stock Option Plan of Dialysis Corporation of
                     America(3) (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(5)).

              (xlii) Form of Dialysis Corporation of America(3) Stock Option
                     Certificate under 1995 Stock Option Plan (November 10,
                     1995) (incorporated by reference to DCA Form SB-2, Part II,
                     Item 27, 10(4)).

             (xliii) Lease between Dialysis Services of PA., Inc. - Carlisle(7)
                     and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

              (xliv) Lease between Dialysis Services of NJ., Inc. -
                     Manahawkin(7) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

               (xlv) Addendum to Lease Agreement between William P. Thomas and
                     Dialysis Services of NJ., Inc. - Manahawkin(7) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K,
                     Part IV, Item 14(c)(10)(xviii)).

              (xlvi) Medical Director Agreement between Dialysis Services of NJ,
                     Inc. - Manahawkin(7) and Atlantic Nephrology Group, Inc. dated January 21, 1998(8)(9) [*] (incorporated by reference to DCA's 1998 Form 10-K, Part IV, Item 14(c)(xxv)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

             (xlvii) Agreement for In-Hospital Dialysis Services between
                     Dialysis Services of PA., Inc. - Carlisle(7) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 29, 1997, Item 7(c)(10(i)).

            (xlviii) Equipment Master Lease Agreement BC-105 between Dialysis
                     Corporation of America(3) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

              (xlix) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA's June, 1997 10-Q"), Part II, Item 6(a), Part II, Exhibit 10(i)).(10)

                 (l) Form of Techdyne, Inc.(1) 1997 Stock Option Plan
                     (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 24, 1997 ("Techdyne's June 24, 1997 Form 8-K"), Item 7(c)(4)(i)).

                (li) Form of Techdyne, Inc.(1) 1997 Incentive Stock Option
                     (incorporated by reference to Techdyne's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)).

               (lii) Form of Techdyne, Inc.(1) 1997 Non-Qualified Stock Option
                     (incorporated by reference to Techdyne's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)).

              (liii) Form of Stock Option to The Investor Relations Group, Inc.
                     (incorporated by reference to Techdyne's Current Report on Form 8-K dated May 28, 1998, Item 7(c)(10)(i)).

               (liv) Lease between Dialysis Services of PA., Inc. -
                     Chambersburg(7) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

                (lv) Stock Purchase Agreement between Dialysis Corporation of
                     America(3) and Atlantic Nephrology Group, Inc. (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Part II, Item 6(a), Part II, Item 10(i)).

               (lvi) Lease between Dialysis Corporation of America(3) and
                     Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to DCA's 1998 Form 10-K, part IV, Item 14(c)(10)(xxvi)).

              (lvii) 1999 Stock Option Plan of the Dialysis Corporation of
                     America(3) (May 21, 1999) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1999 ("DCA 1999 Form 10-K"), Part IV, Item 14(c)(10)(xxiii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

             (lviii) Form of Stock Option Certificate under the 1999 Stock
                     Option Plan (May 21, 1999) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxiv)).

               (lix) Lease between DCA of Vineland, LLC(7) and Maintree Office
                     Center, L.L.C. dated May 10, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

                (lx) Medical Director Agreement between DCA of Vineland, LLC(7)
                     and Vineland Dialysis Professionals dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvi)).

               (lxi) Medical Director Agreement between Dialysis Services of
                     PA., Inc. - Carlisle(7) and Cumberland Valley Nephrology Associates, P.C. dated April 30, 1999(11) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvii)).

              (lxii) Management Services Agreement between Dialysis
                     Corporation of America(3) and DCA of Vineland, LLC(7) dated April 30, 1999(12) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).

             (lxiii) Amendment No. 1 to Management Services Agreement between
                     Dialysis Corporation of America(3) and DCA of Vineland, LLC(7) dated October 27, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

              (lxiv) Indemnity Deed of Trust from Dialysis Corporation of
                     America(3) to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated December 13, 1999 ("DCA's December Form 8-K"),
                     Item 7(c)(99)(i)).

               (lxv) Guaranty Agreement from Dialysis Corporation of America(3)
                     to St. Michaels Bank dated December 3, 1999 (incorporated by reference to DCA's December Form 8-K, Item 7(c)(99)(ii)).

              (lxvi) Promissory Note from the Company to Dialysis Corporation of
                     America(3) dated January 27, 2000 (incorporated by reference to DCA's Current Report on Form 8-K dated February 10, 2000, Item 7(c)10.1)

             (lxvii) Management Services Agreement between DCA of Vineland, LLC
                     (7) and DCA Medical Services, Inc. (5) dated January 1, 2000(13) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxxiii)).

             (16)(i) Letter re change in certifying accountant dated August 13,
                     1999 (incorporated by reference to the Company's Current Report on form 8-K dated August 13, 1999, Item 7(c)(16)).

                (ii) Letter re change in certifying accountant dated August 27,
                     1999 (incorporated by reference to the Company's Current Report on Form 8-K/A#1 dated August 27, 1999, Item 7(c)(16)).

                (21) Subsidiaries of the Company.

                (23) Consent of experts and counsel.

                     (i) Consent of Ernst & Young LLP, Independent Certified Public Accountants.

                     (ii) Consent of Wiss & Company, LLP, Independent Certified Public Accountants.

                (27) Financial Data Schedule (for SEC use only).

----------------

(1)      71% owned subsidiary.
(2)      Former public subsidiary of the Company; spun-off in 1986.
(3)      65% owned subsidiary.
(4) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.
(5)      100% owned subsidiary of Dialysis Corporation of America.
(6)      100% owned subsidiary of Techdyne, Inc.
(7)      80% owned subsidiary of Dialysis Corporation of America.
(8) Previously filed with the same Medical Director under the name Oceanview Medical Group, P.A.
(9) There are two Medical Director Agreements with Atlantic Nephrology Group, Inc. and such Medical Director Agreements conform to the exhibit filed but for the compensation and facility.
(10) Dialysis equipment is leased from time to time and a new Schedule is added to the Master Lease; other than the nature of the equipment and length of the lease, the Schedules conform to the exhibit filed and the terms of the Master Lease remain the same.
(11) There are two Medical Director Agreements with Cumberland Valley Nephrology Associates, P.C. and such agreements conform to the exhibit filed but for the facility, the other being located in Chambersburg, Pennsylvania.
(12) There are several substantially similar Management Service Agreements which conform to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement.
(13) Each subsidiary has the identical Management Services Agreement with DCA Medical Services, Inc.

*        Documents incorporated by reference not included in Exhibit Volume.

** There are three such Agreements, all the same but for the territory assigned.

*** Options to directors are the same except as to amounts of underlying shares purchasable.

Schedule II - Valuation and Qualifying Accounts
Medicore, Inc. and Subsidiaries
December 31, 1999

---------------------------------------------------------------------------------------------------------
                  COL. A                            COL. B                           COL. C
---------------------------------------------------------------------------------------------------------
                                                                                             Additions
                                                   Balance at     Additions (Deductions)     Charged to
                                                   Beginning      Charged (Credited) to    Other Accounts
              Classification                       of Period        Cost and Expenses         Describe
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $   317,000         $   103,000
     Reserve for inventory obsolescence               559,000             405,000
     Valuation allowance for deferred tax asset       528,000             (28,000)
                                                  -----------         -----------            -----------
                                                  $ 1,404,000         $   480,000            $         0
                                                  ===========         ===========            ===========
YEAR ENDED DECEMBER 31, 1998:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $   231,000         $   106,000
     Reserve for inventory obsolescence               238,000             437,000
     Valuation allowance for deferred tax asset       850,465            (322,465)
                                                  -----------         -----------            -----------
                                                  $ 1,319,465         $   220,535)           $         0
                                                  ===========         ===========            ===========
YEAR ENDED DECEMBER 31, 1997:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $   385,000         $    42,000

     Reserve for inventory obsolescence               169,000             153,000
     Valuation allowance for deferred tax asset     1,587,723            (737,258)
                                                  -----------         -----------            -----------
                                                  $ 2,141,723         $  (542,258)           $         0
                                                  ===========         ===========            ===========


--------------------------------------------------------------------------------
                  COL. A                             COL. D             COL. E
--------------------------------------------------------------------------------
                                                  Other Changes        Balance
                                                   Add (Deduct)       at End of
              Classification                        Describe           Period
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $    11,000)(1)   $   431,000
     Reserve for inventory obsolescence              (240,000)(3)       724,000
     Valuation allowance for deferred tax asset            --           500,000
                                                  -----------       -----------
                                                  $  (229,000)      $ 1,655,000
                                                  ===========       ===========
YEAR ENDED DECEMBER 31, 1998:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $   (20,000)(1)   $   317,000
     Reserve for inventory obsolescence              (116,000)(3)       559,000
     Valuation allowance for deferred tax asset            --           528,000
                                                  -----------       -----------
                                                  $  (136,000)      $ 1,404,000
                                                  ===========       ===========
YEAR ENDED DECEMBER 31, 1997:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $  (150,000)(1)   $   231,000
                                                      (46,000)(3)
     Reserve for inventory obsolescence               (84,000)(2)       238,000
     Valuation allowance for deferred tax asset            --           850,465
                                                  -----------       -----------
                                                  $  (280,000)      $ 1,319,465
                                                  ===========       ===========

(1)      Net (write-offs) recoveries against receivables allowance.
(2)      Net write-offs against inventory reserves.
(3)      Sale of subsidiaries' assets.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDICORE, INC.


                                       By /s/ THOMAS K. LANGBEIN
                                          -----------------------------
                                          THOMAS K. LANGBEIN, Chairman
                                          of the Board of Directors, Chief
                                          Executive Officer and President

March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                 TITLE                            DATE

/s/ THOMAS K. LANGBEIN              Chairman of the Board of Directors,
---------------------------         Chief Executive Officer and President       March 28, 2000
    Thomas K. Langbein

/s/ SEYMOUR FRIEND                  Vice President and Director                 March 28, 2000
---------------------------
    Seymour Friend

/s/ DANIEL R. OUZTS                 Vice-President, Principal Financial
---------------------------         Officer and Controller                      March 28, 2000
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN              Director                                    March 28, 2000
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE              Director                                    March 28, 2000
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN               Director                                    March 28, 2000
---------------------------
    Robert P. Magrann

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(A) (1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1999
                                 MEDICORE, INC.
                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:


                                                                          PAGE

Consolidated Balance Sheets--December 31, 1999 and 1998................   F-4

Consolidated Statements of Income--Years ended December 31, 1999,
   1998, and 1997......................................................   F-5

Consolidated Statements of Stockholders' Equity--Years ended
   December 31, 1999, 1998 and 1997....................................   F-6

Consolidated Statements of Cash Flows--Years ended December 31,
   1999, 1998, and 1997 ...............................................   F-7

Notes to Consolidated Financial Statements--December 31, 1999..........   F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheet of Medicore, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ WISS & COMPANY LLP
                                                     -------------------------
                                                     Wiss and Company LLP


March 10, 2000
Livingston, New Jersey

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheet of Medicore, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the information related to each of the two years in the period ended December 31, 1998 on the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida


                                     MEDICORE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS


                                                                            December 31,     December 31,
                                                                                1999             1998
                                                                            ------------    ------------
                                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $  4,151,150    $  7,294,707
  Marketable securities                                                            9,520         210,007
  Accounts receivable, less allowances of
    $431,000 in 1999 and $317,000 in 1998                                      8,958,837       6,260,748
  Inventories, less allowance for obsolescence
    of $724,000 in 1999 and $559,000 in 1998                                  10,097,974       8,393,770
  Prepaid expenses and other current assets                                      810,806         648,088
  Deferred tax asset                                                             614,308         561,822
                                                                            ------------    ------------
                        Total current assets                                  24,642,595      23,369,142

PROPERTY AND EQUIPMENT
  Land and improvements                                                        1,012,455       1,018,455
  Building and building improvements                                           3,071,948       3,073,777
  Equipment and furniture                                                     11,455,449      10,279,217
  Leasehold improvements                                                       2,243,658       1,489,445
                                                                            ------------    ------------
                                                                              17,783,510      15,860,894
  Less accumulated depreciation and amortization                               7,309,250       6,360,632
                                                                            ------------    ------------
                                                                              10,474,260       9,500,262
DEFERRED EXPENSES AND OTHER ASSETS                                               111,392         183,771

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
   less accumulated amortization of $749,000 in 1999 and $585,000 in 1998      3,381,718       3,256,915
                                                                            ------------    ------------
                                                                            $ 38,609,965    $ 36,310,090
                                                                            ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings                                                $     30,024    $    962,407
  Accounts payable                                                             5,568,972       3,607,414
  Accrued expenses and other current liabilities                               2,210,345       2,023,030
  Current portion of long-term debt                                              732,677         953,452
  Income taxes payable                                                           260,481         402,333
                                                                            ------------    ------------
                        Total current liabilities                              8,802,499       7,948,636

LONG-TERM DEBT                                                                 8,363,497       5,126,530

DEFERRED INCOME TAXES                                                          1,814,743       1,800,143

MINORITY INTEREST IN SUBSIDIARIES                                              5,346,779       6,067,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
     5,707,740 shares issued shares outstanding in 1999;
     5,856,940 shares issued and 5,715,540 shares outstanding in 1998             57,075          58,569
  Capital in excess of par value                                              11,961,030      12,470,817
  Retained earnings                                                            2,335,881       2,948,938
  Accumulated other comprehensive income (loss):
     Foreign currency translation adjustment                                     (74,505)        (19,457)
     Unrealized gain on marketable securities for sale                             2,966         130,204
                                                                            ------------    ------------
          Total accumulated other comprehensive income (loss)                    (71,539)        110,747
                                                                            ------------    ------------
  Treasury stock at cost; 141,400 shares at December 31, 1998                         --        (221,379)
                                                                            ------------    ------------
                        Total Stockholders' Equity                            14,282,447      15,367,692
                                                                            ------------    ------------
                                                                            $ 38,609,965    $ 36,310,090
                                                                            ============    ============

                             See notes to consolidated financial statements


                                         MEDICORE, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                                    --------------------------------------------
                                                                         1999           1998             1997
                                                                    ------------    ------------    ------------
  REVENUES
    Sales                                                           $ 54,914,349    $ 49,381,765    $ 38,888,233
    Gain on sale of subsidiaries' assets                                      --              --       4,430,663
    Gain on subsidiary securities offering and
        warrants exercise                                                     --              --          89,898
    Realized gain on sale of marketable securities                       263,144          12,780          49,493
    Other income                                                         466,925         753,984         661,195
                                                                    ------------    ------------    ------------
                                                                      55,644,418      50,148,529      44,119,482
  COST AND EXPENSES
    Cost of goods sold                                                47,282,583      42,460,760      32,198,701
    Selling, general and administrative expense                        8,328,713       7,123,888       6,615,768
    Interest expense                                                     674,500         592,414         393,515
                                                                    ------------    ------------    ------------
                                                                      56,285,796      50,177,062      39,207,984
                                                                    ------------    ------------    ------------
      (LOSS) INCOME BEFORE INCOME TAXES
          AND MINORITY INTEREST                                         (641,378)        (28,533)      4,911,498

  Income tax provision (benefit)                                          57,186        (352,369)        953,000
                                                                    ------------    ------------    ------------

      (LOSS) INCOME BEFORE MINORITY INTEREST                            (698,564)        323,836       3,958,498

  Minority interest in (loss) income of consolidated subsidiaries        (85,507)        225,415       1,717,527
                                                                    ------------    ------------    ------------
         NET (LOSS) INCOME                                          $   (613,057)   $     98,421    $  2,240,971
                                                                    ============    ============    ============
Earnings (loss) per share:
   Basic                                                            $       (.11)   $        .02    $        .39
                                                                    ============    ============    ============
   Diluted                                                          $       (.11)   $        .01    $        .36
                                                                    ============    ============    ============

                                 See notes to consolidated financial statements.


                                                MEDICORE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Capital in
                                                                       Common       Excess of      Comprehensive       Retained
                                                                       Stock        Par Value      Income (Loss)      Earnings
                                                                      -------      -----------     -------------     ----------
Balance January 1, 1997                                               $54,569      $11,493,255                       $  609,546
Comprehensive income:
   Net income                                                                                        $2,240,971       2,240,971
   Foreign currency translation adjustments                                                             (23,757)
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax                                           (663,882)
   Less reclassification adjustments, net of tax,
   for gain included in net income                                                                      (32,364)
                                                                                                     ----------
Comprehensive income                                                                                 $1,520,968
                                                                                                     ==========
Exercise of stock options for 400,000 shares
      of common stock                                                   4,000          713,000
Exercise of subsidiary stock options                                                   (66,534)
Conversion of portion of Techdyne note                                                 (48,217)
Repurchase of stock by subsidiary                                                      (28,155)
Subsidiary stock issuance for acquisition                                              977,528
Repurchase of 8,200 common shares
                                                                      -------      -----------                       ----------
Balance at December 31, 1997                                           58,569       13,040,877                        2,850,517
Comprehensive income:
   Net income                                                                                        $   98,421          98,421
   Foreign currency translation adjustments                                                              11,671
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax                                            (45,009)
                                                                                                     ----------
Comprehensive income                                                                                 $   65,083
                                                                                                     ==========
Exercise of subsidiary stock options                                                  (150,756)
Repurchase of stock by subsidiary                                                       78,696
Subsidiary advance toward acquisition price guarantee                                 (785,792)
Subsidiary acquisition price adjustment                                                251,600
Subsidiary acquisition of minority interest                                             23,386
Consultant stock options                                                                12,806
Repurchase of 133,200 common shares
                                                                      -------      -----------                       ----------
Balance December 31, 1998                                              58,569       12,470,817                        2,948,938
Comprehensive (loss) income:
   Net loss                                                                                          $ (613,057)       (613,057)
   Foreign currency translation adjustments                                                             (55,048)
   Unrealized loss on marketable securities:
   Unrealized holding gain arising during period, net of tax                                              2,966
   Less reclassification adjustments, net of tax,
      for gain included in net (loss) income                                                           (130,204)
                                                                                                     ----------
   Unrealized holding loss, net of reclassification                                                    (127,238)
                                                                                                     ----------
Comprehensive loss                                                                                    $(795,343)
                                                                                                     ==========
Consultant stock options                                                                24,360
Exercise of subsidiary stock options                                                   (53,205)
Subsidiary stock option issuances                                                      104,040
Conversion of Techdyne note                                                              7,363
Sale of subsidiary minority interest                                                     2,693
Settlement subsidiary acquisition price guarantee                                     (366,987)
Repurchase of 8,000 common shares
Cancellation of treasury shares                                        (1,494)        (228,051)
                                                                      -------      -----------                       ----------
Balance at December 31, 1999                                          $57,075      $11,961,030                       $2,335,881
                                                                      =======      ===========                       ==========


                                                MEDICORE, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Accumulated
                                                                          Other           Notes
                                                                      Comprehensive     Receivable     Treasury
                                                                      Income (Loss)      Options        Stock          Total
                                                                      -------------      --------     ---------     -----------
Balance January 1, 1997                                                 $ 864,088        $   -0-      $    -0-      $13,021,458
Comprehensive income:
   Net income
   Foreign currency translation adjustments                               (23,757)
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax             (663,882)
   Less reclassification adjustments, net of tax,
   for gain included in net income                                        (32,364)

Comprehensive income                                                                                                  1,520,968

Exercise of stock options for 400,000 shares
      of common stock                                                                                                   717,000
   Exercise of subsidiary stock options                                                                                 (66,534)
   Conversion of portion of Techdyne note                                                                               (48,217)
   Repurchase of stock by subsidiary                                                                                    (28,155)
Subsidiary stock issuance for acquisition                                                                               977,528
Repurchase of 8,200 common shares                                                                       (16,790)        (16,790)
                                                                        ---------        --------     ---------     -----------
Balance at December 31, 1997                                              144,085            -0-        (16,790)     16,077,258
Comprehensive income:
   Net income
   Foreign currency translation adjustments                                11,671
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax              (45,009)

Comprehensive income                                                                                                     65,083

Exercise of subsidiary stock options                                                                                   (150,756)
Repurchase of stock by subsidiary                                                                                        78,696
Subsidiary advance toward acquisition price guarantee                                                                  (785,792)
Subsidiary acquisition price adjustment                                                                                 251,600
Subsidiary acquisition of minority interest                                                                              23,386
Consultant stock options                                                                                                 12,806
Repurchase of 133,200 common shares                                                                    (204,589)       (204,589)
                                                                        ---------        --------     ---------     -----------
Balance December 31, 1998                                                 110,747            -0-       (221,379)     15,367,692
Comprehensive (loss) income:
   Net loss
   Foreign currency translation adjustments                               (55,048)
   Unrealized loss on marketable securities:
   Unrealized holding gain arising during period, net of tax
   Less reclassification adjustments, net of tax,
      for gain included in net (loss) income

   Unrealized holding loss, net of reclassification                      (127,238)

Comprehensive loss                                                                                                     (795,343)

Consultant stock options                                                                                                 24,360
Exercise of subsidiary stock options                                                                                    (53,205)
Subsidiary stock option issuances                                                                                       104,040
Conversion of Techdyne note                                                                                               7,363
Sale of subsidiary minority interest                                                                                      2,693
Settlement subsidiary acquisition price guarantee                                                                      (366,987)
Repurchase of 8,000 common shares                                                                        (8,166)         (8,166)
Cancellation of treasury shares                                                                         229,545              --
                                                                        ---------                     ---------     -----------
Balance at December 31, 1999                                            $ (71,539)                    $      --     $14,282,447
                                                                        =========                     =========     ===========


See notes to consolidated financial statements.


                                         MEDICORE, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                    --------------------------------------------
                                                                         1999           1998             1997
                                                                    ------------    ------------    ------------
OPERATING ACTIVITIES
  Net (loss) income                                                 $   (613,057)   $     98,421    $  2,240,971
  Adjustments to reconcile net (loss) incomee
     to net cash used in operating activities:
     Gain of sale of subsidiaries' assets                                     --              --      (4,430,663)
     Depreciation                                                      1,732,487       1,434,638       1,019,253
     Amortization                                                        181,594         161,542         106,126
     Bad debt expense                                                    103,113         106,364          42,276
     Provision for inventory obsolescence                                404,762         437,095         153,011
     Stock option related compensation expense                           153,000              --         322,125
     Gain on sale of securities                                         (263,144)        (12,780)        (49,493)
     Minority interest                                                   (85,507)        225,415       1,717,527
     Deferred income taxes                                                40,100         (29,295)       (493,000)
     Consultant stock option expense                                      16,552          17,651              --
     Gain on subsidiary stock offering and warrants exercise                  --              --         (89,899)
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                            (2,819,365)        (59,740)     (1,735,304)
       Inventories                                                    (2,122,458)       (138,866)     (2,615,706)
       Prepaid expenses and other current assets                        (142,453)        181,018        (237,547)
       Accounts payable                                                1,966,247        (783,100)        374,871
       Accrued expenses and other current liabilities                    194,881        (307,010)       (101,702)
       Income taxes payable                                             (141,852)     (1,359,496)        753,219
                                                                    ------------    ------------    ------------
              Net cash used in operating activities                   (1,395,100)        (28,143)     (3,023,935)
INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries                             --        (385,375)             --
  Proceeds from sale of subsidiaries' assets                                  --              --       4,583,662
  Subsidiary acquisition payments                                     (1,389,530)       (153,818)     (2,166,010)
  Advance on subsidiary acquisition price guarantee                           --      (1,277,711)             --
  Additions to property and equipment, net of minor disposals         (2,406,650)     (1,776,381)     (2,135,213)
  Proceeds from sale of securities                                       292,354         252,780          49,493
  Deferred expenses and other assets                                      55,025         (56,414)         30,801
  Purchase of marketable securities                                      (33,947)
  Sale of minority interest in subsidiaries                                6,040              --              --
                                                                    ------------    ------------    ------------
              Net cash (used in) provided by investing activities     (3,476,708)     (3,396,919)        362,733
FINANCING ACTIVITIES
  Borrowings to finance subsidiary acquisition                                --         600,000       2,500,000
  Short-term line of credit borrowings                                 1,867,590         413,709         548,698
  Other short-term bank borrowings                                       405,024              --              --
  Payments on short-term bank borrowings                                (375,000)             --              --
  Proceeds from long-term borrowings                                     783,333              --              --
  Payments on long-term borrowings                                      (922,145)     (1,081,928)       (430,976)
  Proceeds from exercise of stock options and warrants                       500           1,150         695,953
  Subsidiary repurchase of stock                                              --        (108,690)       (206,250)
  Repurchase of stock                                                     (8,166)       (204,589)        (16,790)
  Dividend payments to minority shareholders                                  --              --          (3,966)
  Deferred financing costs                                                    --              --          (2,657)
                                                                    ------------    ------------    ------------
              Net cash provided by (used in) financing activities      1,751,136        (380,348)      3,084,012
Effect of exchange rate fluctuations on cash                             (22,885)            699        (118,690)
                                                                    ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents                      (3,143,557)     (3,804,711)        304,120
Cash and cash equivalents at beginning of year                         7,294,707      11,099,418      10,795,298
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $  4,151,150    $  7,294,707    $ 11,099,418
                                                                    ============    ============    ============


                                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BUSINESS: The Company has three operating business segments. The electro-mechanical segment, Techdyne, is an international contract manufacturer of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries. The medical services segment, DCA, owns and operates five kidney dialysis centers located in Pennsylvania and New Jersey and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients. DCA opened a sixth center, located in New Jersey, in February 2000. The medical products segment is engaged in the manufacture and distribution of medical supplies. A fourth segment, investment in technology companies, was initiated in January, 2000, both an investment in and financing to Linux software companies.

            CONSOLIDATION: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 68.0% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 72.5% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

            MARKETABLE SECURITIES: The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company is required to classify its marketable equity securities as either trading or available-for-sale. The Company does not purchase equity securities for the purpose of short-term sales; accordingly, its securities are classified as available-for-sale. Marketable securities are recorded at fair value. Unrealized gains and losses relating to available-for-sale securities are included separately as a component of accumulated other comprehensive income (loss) included in shareholders' equity, net of income tax effect, until realized. Realized gains and losses are computed based on the cost of securities sold using the specific identification method. Marketable securities are comprised of the following:

                                December 31,                December 31,
                                   1999                        1998
                                 --------                    --------
Cost                             $  4,737                         ---
Unrealized holding gains            4,783                     210,007
                                 --------                    --------
Fair value                       $  9,520                    $210,007
                                 ========                    ========


            Unrealized holding gains, which amounted to $4,783, less deferred taxes of $1,817 at December 31, 1999 and $210,007, less deferred tax of $79,803, at December 31, 1998, are included separately as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Proceeds from sales of securities were approximately $292,000 and $253,000 with gains of approximately $263,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

            INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                  December 31,    December 31,
                                                      1999            1998
                                                  -----------     -----------
Electronic and mechanical components, net:
   Finished goods                                 $ 1,018,131     $   794,297
   Work in process                                  2,463,191       1,845,954
   Raw materials and supplies                       6,010,987       5,234,249
                                                  -----------     -----------
                                                    9,492,309       7,874,500
   Medical supplies                                   605,665         519,270
                                                  -----------     -----------
                                                  $10,097,974     $ 8,393,770
                                                  ===========     ===========

            PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

            LONG-LIVED ASSET IMPAIRMENT: Pursuant to Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. The Company, based on current circumstances, does not believe any indicators of impairment are present.

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

                                DECEMBER 31, 1999

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

            FOREIGN CURRENCY TRANSLATION: The financial statements of the foreign subsidiary have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Foreign currency transaction gains and losses, which are not material, are included in results of operations. These gains and losses result from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions are recorded and the balance sheet date.

            OTHER INCOME:  Other income is comprised as follows:

                                    Year Ended December 31,
                          -----------------------------------------
                             1999            1998            1997
                          ---------       ---------       ---------
Interest income           $ 257,077       $ 417,339       $ 448,950
Other                       209,848         336,645         212,245
                          ---------       ---------       ---------
                          $ 466,925       $ 753,984       $ 661,195
                          =========       =========       =========

            EARNINGS PER SHARE: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

            Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                                  Year Ended December 31,
                                                                       -----------------------------------------
                                                                           1999           1998           1997
                                                                       -----------    -----------    -----------
Net (loss) income, numerator-basic computation                         $  (613,057)   $    98,421    $ 2,240,971
Adjustment due to subsidiaries' dilutive securities                         (7,624)       (52,219)      (102,697)
                                                                       -----------    -----------    -----------
Net income as adjusted, numerator-diluted computation                  $  (620,681)   $    46,202    $ 2,138,274
                                                                       ===========    ===========    ===========

Weighted average shares, denominator-basic computation                   5,710,696      5,804,506      5,733,104
Effect of dilutive stock securities:

Stock options                                                                   --             --        285,088
                                                                       -----------    -----------    -----------
Weighted average shares as adjusted, denominator-diluted computation     5,710,696      5,804,506      6,018,192
                                                                       ===========    ===========    ===========
Earnings per share:
Basic                                                                  $      (.11)   $       .02    $       .39
                                                                       ===========    ===========    ===========
Diluted                                                                $      (.11)   $       .01    $       .36
                                                                       ===========    ===========    ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

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

            RECLASSIFICATIONS: Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

            ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

            BUSINESS SEGMENTS: The Company follows the provisions of Financial Accounting Standards Board Statement No. 131, " Disclosures About Segments of an Enterprise and Related Information" (FAS 131) which contains standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. The adoption of FAS 131 has not changed the Company's reported business segments, but has resulted in changes in the Company's segment reporting disclosures.

            COMPREHENSIVE INCOME: The Company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on marketable securities and is presented in the Consolidated Statement of Shareholders' Equity.

            NEW PRONOUNCEMENTS: In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

            During 1999 and 1997 the Company sold approximately 259,000 shares and 10,000 shares of Viragen (formerly a majority owned subsidiary of the Company) stock and recognized gains of approximately $228,000 and $49,000, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.--CONTINUED

            The Company has a royalty agreement with Viragen, pursuant to which it is to receive a royalty on Viragen's net sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. No royalty income was earned under the agreement in 1999, 1998 or 1997. In addition, a payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the new agreement.

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

            The $2,500,000 line of credit agreement was refinanced and replaced effective December 29, 1997 with a five year $1,500,000 commercial term loan and $1,600,000 commercial revolving line of credit. The $1,600,000 line of credit had an outstanding balance of $1,600,000 at December 31, 1999 and December 31, 1998. This line matures May 1, 2000 and has monthly payments of interest at prime. Both credit facilities are collateralized by the corporate assets of Techdyne. The commercial term loan with an outstanding balance of $900,000 at December 31, 1999 and $1,200,000 at December 31, 1998 matures December 15, 2002 with monthly principal payments of $25,000 plus interest. In connection with the term loan, the Company entered into an interest rate swap agreement with the bank to manage Techdyne's exposure to interest rates by effectively converting a variable note obligation with an interest rate of LIBOR plus 2.25% to a fixed rate of 8.60%. Early termination of the swap agreement, either through prepayment or default on the term loan, may result in a cost or a benefit to Techdyne. The December 29, 1997 refinancing represents a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95 "Statement of Cash Flows" (FAS 95).

            The bank extended two commercial term loans to Techdyne in February 1996, one for $712,500 for five years expiring on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the expiration date. This term loan had an outstanding balance of approximately $606,000 at December 31, 1999 and $636,000 at December 31, 1998 and is secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne is obligated to adhere to a variety of affirmative and negative covenants.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 3--LONG-TERM DEBT--CONTINUED

            The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through expiration on February 7, 2001. This $200,000 term loan which had a balance of approximately $47,000 at December 31, 1999 and $87,000 at December 31, 1998 is secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

            The Company unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the three commercial term loans and subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest. There are cross defaults between the revolving and term loans exclusive of the $200,000 term loan.

            Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. There was an outstanding balance on this loan of approximately $2,830,000 at December 31, 1999 and $962,000 at December 31, 1998. The interest rate on this loan was 9% at December 31, 1999 and 8.25% as of December 31, 1998. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual rate of 9% until July 1999, with monthly payments of $16,667 plus interest, at which time, Lytton was to have an option to convert the note to a variable rate. This loan was subject to a prepayment penalty during the fixed rate period. Lytton replaced this loan at June 30, 1999 with a $1,400,000 installment loan with interest at prime plus 1/2% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,283,000 as of December 31, 1999 and $733,000 as of December 31, 1998. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime plus 1/2%. There was no outstanding balance on this loan as of December 31, 1999 or December 31, 1998. All of these bank loans are secured by the business assets of Lytton.

 Long-term debt is as follows:

                                                                                 December 31,
                                                                           -----------------------
                                                                              1999         1998
                                                                           ----------   ----------
Term loan secured by real property with a carrying value of $946,000 at December 31, 1999. Monthly payments of principal and interest
   as described above                                                      $  605,584   $  636,438

Term loan secured by tangible personal property, goods and
   equipment with a carrying value of $5,726,000 at December 31,
   1999.  Monthly payments of principal and interest as
   described above                                                             46,764       86,763

Commercial term loan secured by corporate assets of Techdyne with a carrying value of approximately $15,366,000 as of December 31,
   1999.  Monthly payments of principal and interest as described above       900,000    1,200,000

Three-year revolving line of credit agreement maturing May 1, 2000
   Secured by corporate assets of Techdyne with a carrying value of approximately $15,366,000 at December 31, 1999.  Monthly
   payment of interest as described above                                   1,600,000    1,600,000



                                         MEDICORE, INC. AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                                DECEMBER 31, 1999

NOTE 3--LONG-TERM DEBT--CONTINUED
                                                                                               December 31,
                                                                                         -----------------------
                                                                                            1999         1998
                                                                                         ----------   ----------
Mortgage note secured by land and building with a net book value of
   $785,000 at December 31, 1999.  Quarterly payments of
   approximately $20,000 based on exchange rates at December 31,
   1999 for 15 years commencing October, 1997 including interest
   at 2% above bank base rate                                                               489,308      544,528

Promissory note secured by three certificates of deposit.  A single principal payment is due on April 21, 2000 with interest payable
   monthly at prime                                                                         145,000      145,000

Mortgage note secured by land and building with a net book value of of $390,000 at December 31, 1999.  Monthly principal payments of
   $3,333 plus interest at 1% over the prime rate through November 2003                     156,711      200,040

Mortgage note secured by land and building with a net book value of
   $688,000 at December 31, 1999.  Monthly principal payments of
   $2,667 plus interest at 1% over the prime rate through November 2003                     125,289      159,960

Equipment financing  agreement secured by DCA equipment with a net book value of $772,000 at December 31, 1999.  Monthly payments totaling $8,582 as of December 31, 1999, including principal and interest, as described below, pursuant to various schedules extending through May
   2005 with interest at rates ranging from 4.14% to 11.84%                                 731,423      448,566

Mortgage note secured by land with a net book value of $107,000 at December 31,
   1999.  Monthly principal payments of $1,083 plus interest at 1.5% over the prime
   rate.  The entire unpaid principal balance and accrued interest is due May 1, 2003        43,281       56,288

Line of credit agreement, originally one year with June 30, 2000 maturity refinanced in February 2000 described below.  Secured by business assets of Lytton with a carrying value of $12,533,000 at December 31, 1999
   Monthly payments of interest as described above                                        2,829,997           --

Installment loan requiring monthly payments of $23,333 plus interest at prime plus1/2% at December 31, 1999 and $16,667 plus interest at 9%
   at December 31, 1998.  Secured by business assets of Lytton with a carrying value of approximately $12,533,000.  Monthly payments of
   principal and interest as described above                                              1,283,333      733,333

Equipment loan requiring monthly payments of $4,298 including interest at 5.5%
   and maturing in April 2002.  The loan is secured by equipment of Lytton with a
   carrying value of approximately $392,000 at December 31, 1999                            112,693      156,746

Equipment financing obligations requiring combined monthly payments of $19,467 as of December 31, 1998, including interest at rates ranging from 8.55% to
   10.09% and secured by the related assets of Lytton                                            --      112,320

Other                                                                                        26,791           --
                                                                                         ----------   ----------
                                                                                          9,096,174    6,079,982
Less current portion                                                                        732,677      953,452
                                                                                         ----------   ----------
                                                                                         $8,363,497   $5,126,530
                                                                                         ==========   ==========

               The prime rate was 8.50% as of December 31, 1999 and 7.75% as of December 31, 1998.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 3--LONG-TERM DEBT--CONTINUED

            DCA through its subsidiary DCA of Vineland, LLC, obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of December 31, 1999.

            The DCA equipment financing agreement provides financing for kidney dialysis machines for DCA's facilities in Pennsylvania and New Jersey. Additional financing totaled approximately $190,000 in 1997 and $245,000 in 1998 and $387,000 in 1999. Payments under the agreement are pursuant to various schedules extending through May 2005. Payments under some schedules begin one year after commencement of the financing which would increase monthly payments from $8,582 as of December 31, 1999 to $23,744 if all payments had commenced as of that date. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95.

            Lytton conducts a portion of its operations with equipment acquired under equipment financing obligations which extended through July 1999. The present value of annual future minimum payments required under these financing obligations is included in the schedule of long-term debt above. Financing under these agreements is a noncash financing activity which is a supplemental disclosure required by FAS 95.

            In July 1994, Techdyne(Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $489,000 at December 31, 1999 and $545,000 at December 31, 1998, based on exchange rates in effect at each of these dates.

            Techdyne refinanced its bank debt and amended Lytton's bank loan agreements in February 2000. The new financing has been considered in the presentation of debt maturities. Scheduled maturities of long-term debt outstanding at December 31, 1999 are: 2000 - $732,677; 2001 - $852,837; 2002 -
$815,081; 2003- $5,874,947; 2004- $548,302; thereafter - $272,330. Interest payments on all of the above debt amounted to $649,000, $583,000 and $355,000 in 1999, 1998 and 1997, respectively.

            The Company's various debt agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict rent commitments, restrict additional indebtedness, prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios.

NOTE 4--INCOME TAXES

            The Company has net operating loss carryforwards of approximately $1,333,000 at December 31, 1999 and $2,590,000 at December 31, 1998 that expire in years 2003 through 2010. Of these net operating loss carryforwards, $980,000 and $2,400,000, respectively, are available to offset future Techdyne (US) taxable income which became a 62.5% owned subsidiary pursuant to its public offering completed on October 2, 1995 and which began filing separate federal and state income tax returns with its income tax liability reflected on a separate return basis subsequent to that date. Techdyne's new subsidiary, Lytton, is included in Techdyne's consolidated federal tax return effective August 1, 1997 with Techdyne's net operating loss carryforwards able to be utilized to offset any income taxable for federal tax return purposes generated by Lytton. Of the December 31, 1999 net operating loss carryforwards, $353,000 are available to offset future taxable income, excluding the results of Techdyne and DCA.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 4--INCOME TAXES--CONTINUED

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     December 31,
                                             --------------------------
                                                 1999           1998
                                             -----------    -----------
Deferred tax liabilities:
  Tax over book depreciation                 $   253,525    $   201,943
  Gain on sale of Techdyne and DCA stock       2,067,000      2,067,000
  Unrealized gain on marketable securities         1,817         79,052
  Other                                          159,239         24,965
                                             -----------    -----------
      Total deferred tax liability             2,481,581      2,372,960

Deferred tax assets:
  Obsolescence and other reserves                502,666        463,051
  Tax credits                                    303,000         48,000
  Inventory capitalization                        91,074         73,688
  Accrued expenses and other                      92,000        135,106
                                             -----------    -----------
      Sub-total                                  988,740        719,845

Net operating loss carryforward                  792,406        942,794
Valuation allowance                             (500,000)      (528,000)
                                             -----------    -----------
Net deferred tax asset                         1,281,146      1,134,639
                                             -----------    -----------
Net deferred tax liability                   $ 1,200,435    $ 1,238,321
                                             ===========    ===========

Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $500,000 and $528,000 was recorded as of December 31, 1999 and December 31, 1998, respectively.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                     December 31,
                                             --------------------------
                                                 1999           1998
                                             -----------    -----------
Current deferred tax asset                   $   685,740    $   590,133
Current deferred tax liabilities                 (71,432)       (28,311)
                                             -----------    -----------
Net current deferred tax asset                   614,308        561,822

Long-term deferred tax asset                     505,808        544,506
Long-term deferred tax liability              (2,320,551)    (2,344,649)
                                             -----------    -----------
Net long-term deferred tax liability          (1,814,743)    (1,800,143)
                                             -----------    -----------
Net deferred tax liability                   $(1,200,435)   $(1,238,321)
                                             ===========    ===========

            A deferred tax liability of $2,067,000 at December 31, 1999 and December 31, 1998, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the Company's investment in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Techdyne and DCA. This deferred tax liability has been classified as noncurrent along with the remaining portion of noncurrent deferred tax liabilities resulting from differences in book and tax depreciation of Techdyne (Europe). A current deferred tax liability has been recorded for the unrealized gain on marketable securities. See Note 2.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 4--INCOME TAXES--CONTINUED

            For financial reporting purposes, (loss) income before income taxes includes the following components:

                                        Year Ended December 31,
                              -----------------------------------------
                                  1999           1998           1997
                              -----------    -----------    -----------

United States (loss) income   $   (64,744)   $   508,933    $ 5,201,054
Foreign (loss) income            (576,634)      (537,466)      (289,556)
                              -----------    -----------    -----------
                              $  (641,378)   $   (28,533)   $ 4,911,498
                              ===========    ===========    ===========

Significant components of the provision (benefit) for income taxes are as follows:

                                        Year Ended December 31,
                              -----------------------------------------
                                  1999           1998           1997
                              -----------    -----------    -----------
          Current:
            Federal           $   (82,739)   $  (415,468)   $ 1,306,000
            Foreign                    --             --        (96,000)
            State                  99,825         92,394        236,000
                              -----------    -----------    -----------
                              $    17,086    $  (323,074)   $ 1,446,000
          Deferred:
           Federal                 40,100         66,602       (493,000)
           Foreign                     --        (95,897)            --
                              -----------    -----------    -----------
                                   40,100        (29,295)      (493,000)
                              -----------    -----------    -----------
                              $    57,186    $  (352,369)   $   953,000
                              ===========    ===========    ===========


            The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                                                    Year Ended December 31,
                                                        -----------------------------------------
                                                            1999           1998           1997
                                                        -----------    -----------    -----------
Tax at statutory rate                                   $  (208,439)   $    (9,526)   $ 1,669,909
Adjustments resulting from:
  State income taxes-net of federal income tax effect        65,311        105,215        180,770
  Lower effective income taxes of other countries           196,056         86,841         13,096
  Non deductible items                                       27,052         62,235             --
  Prior year tax return to provision adjustment              (3,641)      (287,623)            --
  Change in valuation allowance                             (28,000)      (322,465)      (737,258)
  Other                                                       8,847         12,954       (173,517)
                                                        -----------    -----------    -----------
                                                        $    57,186    $  (352,369)   $   953,000
                                                        ===========    ===========    ===========

            Undistributed earnings of the Company's foreign subsidiary amounted to approximately $1,718,000 at December 31, 1999 and $2,294,000 at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $86,000 and $115,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1999 and December 31, 1998, respectively.

            Income tax payments were approximately $101,000 in 1999, $1,203,000 in 1998 and $811,000 in 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

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

            The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. Including the June 1997 grant, there are 841,000 options outstanding at December 31, 1999 under the 1989 plan.

            On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. 2,000 shares under this plan were issued to the managing director of Techdyne's European operations.

            In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors, and employees. These options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised, and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

            On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. Including the April 1995 grant, 150,000 of these options are outstanding at December 31, 1999.

            In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the Board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant with 345,000 of these options outstanding at December 31, 1999. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share. On August 25, 1999, Techdyne granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share. On December 15, 1999, Techdyne granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

            In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees and consultants of which there are 4,500 outstanding as of December 31, 1999. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003. On December 31, 1997, 162,500 options were exercised by officers for which the Company received cash payments of the par value and the Company forgave the remaining balance due and recorded compensation expense of $322,000.

            In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25.

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

            Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 resulting in $17,000 expense during 1999.

            Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option grants issued during 1999, 1998 and 1997, respectively: risk-free interest rates of 5.55% and 5.59%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .72 and .97; and an expected life of 3 years and 2.5 years.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

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

            For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information which includes the pro forma effect of its own options, as well as the pro forma effects related to the Company's interest in Techdyne and DCA pro forma adjustments follows:

                                         1999          1998         1997
                                      ---------    ----------   -----------
Pro forma net (loss) income           $(828,889)   $   87,212   $ 1,671,720
                                      =========    ==========   ===========
Pro forma (loss) earnings per share
   Basic                              $    (.15)   $      .02   $       .29
                                      =========    ==========   ===========
   Diluted                            $    (.15)   $      .01   $       .26
                                      =========    ==========   ===========


            A summary of the Company's stock option activity, and related information for the years ended December 31, follows, with modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                   1999                         1998                            1997
                                         -------------------------    ---------------------------    ---------------------------
                                                      Weighted-                      Weighted-                      Weighted-
                                                       Average                        Average                        Average
                                          Options   Exercise Price     Options     Exercise Price     Options     Exercise Price
                                         --------   --------------    --------     --------------    ---------    --------------
Outstanding-beginning of year             846,000                      841,000                       1,207,000      $  2.01
Granted                                        --                        5,000       $   2.25           35,000         2.47
Cancellations                                  --                           --                              --
Exercised                                      --                           --                        (400,000)        1.25
Forfeited                                      --                           --                              --
Expired                                        --                           --                          (1,000)        2.38
                                         --------                     --------                       ---------
Outstanding-end of year                   846,000                      846,000                         841,000
                                         ========                     ========                       =========
Exercisable at end of year:
1994, 1995 and 1997 options               841,000     $   2.38         841,000           2.38          841,000         2.38
1998 options                                5,000         2.25           5,000           2.25               --
                                         --------                     --------                       ---------
                                          846,000                      846,000                         841,000
                                         ========                     ========                       =========
Weighted-average fair value of
   Options granted, including

   Modified options, during the year     $    .--                     $    .98                      $     2.47
                                         ========                     ========                      ==========


            The weighted average remaining contractual life at December 31, 1999 of the 1997 options and the 1995 options modified in 1996 is .4 years and 1.4 years for the 1998 options.

            The Company has 1,503,000 shares reserved for future issuance at December 31, 1999, including: 1,000,000 shares for 1989 plan; 98,000 shares for key employee stock plan; 5,000 shares for consultant stock options; and 400,000 shares for an employment agreement.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

            The fair value of Techdyne options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the options issued during 1999, 1998 and 1997, respectively: risk-free interest rate of 5.20%, 5.55% and 5.59%; no dividend yield; volatility factor of the expected market price of Techdyne common stock of .67, .58 and .60; and an expected life of the options of 1.8 years, 3 years, and 2.5 years.

            A summary of Techdyne's stock option activity, and related information for the years ended December 31, follows:

                                                   1999                         1998                            1997
                                         -------------------------    ---------------------------    ---------------------------
                                                      Weighted-                      Weighted-                      Weighted-
                                                       Average                        Average                        Average
                                          Options   Exercise Price     Options     Exercise Price     Options     Exercise Price
                                         --------   --------------    --------     --------------    ---------    --------------
Outstanding-beginning of year             590,350                      699,100                        326,500
Granted                                   187,000     $   3.73           6,250       $   4.25         375,000       $   3.25
Exercised                                 (50,000)        1.00        (115,000)          1.00            (300)          1.00
Expired                                   (39,000)        2.77              --                         (2,100)          1.00
                                          -------                     --------                        -------
Outstanding-end of year                   688,250                      590,350                        699,100
                                          =======                     ========                        =======
Outstanding and exercisable
   at end of year:
May 1994 options                               --                       56,600           1.00         171,600           1.00
February and April 1995 options           150,000         1.75         152,500           1.75         152,500           1.75
June 1997 options                         345,000         3.25         375,000           3.25         375,000           3.25
May 1998 options                            6,250         4.25           6,250           4.25              --
                                          -------                     --------                        -------
June, August and December 1999
    options                                87,000         4.00              --                             --
July 1999 options                         100,000         3.50              --                             --
                                          -------                     --------                        -------
                                          688,250                      590,350                        699,100
                                          =======                     ========                        =======
Weighted-average fair value of
   options granted during the year        $   .59                     $   2.04                        $  1.33
                                          =======                     ========                        =======

            The remaining average contractual life at December 31, 1999 is .7 years for the July 1999 options, and 4.6 years for the June 1999, August 1999 and December 1999 options and 1.4 years, 2.5 years and .2 years for the options issued in 1998, 1997 and 1995, respectively.

    The fair value of DCA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted/modified during 1999 and 1998, respectively; risk-free interest rate of 5.65% and 5.55%; no dividend yield; volatility factor of DCA common stock of .95 and .93 and a weighted average expected life of 1.9 years and 2.0 years.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

            A summary of DCA's stock option activity, and related information for the years ended December 31, follows:

                                                   1999                         1998                            1997
                                         -------------------------    ---------------------------    ---------------------------
                                                      Weighted-                      Weighted-                      Weighted-
                                                       Average                        Average                        Average
                                          Options   Exercise Price     Options     Exercise Price     Options     Exercise Price
                                         --------   --------------    --------     --------------    ---------    --------------
Outstanding-beginning of year             19,500                        29,000                        209,000
Granted                                  800,000      $   1.25          10,000       $   2.25              --
Cancellations                                 --                        (5,000)          4.75              --
Exercised                                     --          1.50              --                       (162,500)      $   1.50
Expired                                  (10,000)         3.50         (14,500)          1.50         (17,500)          2.43
                                         -------                       -------                       --------
Outstanding-end of year                  809,500                        19,500                         29,000
                                         =======                       =======                       ========
Outstanding and exercisable
   at end of year:
   April 1999 options                    800,000          1.25              --
   November 1995 options                   4,500          1.50           4,500           1.50          19,000           1.50
   August 1996 and June 1998 options       5,000          2.25          10,000           2.25          10,000           4.75
   August 1996 options                        --                         5,000           4.75              --
                                         -------                       -------                       --------
                                         809,500                        19,500                         29,000
                                         =======                       =======                       ========
Weighted-average fair value of
   options granted during the year       $   .59                       $   .79
                                         =======                       =======


    The remaining contractual life at December 31, 1999 is .3 years for 340,000 options issued in April 1999, 4.3 years for 460,000 options issued in April 1999, 3.4 years for the options issued in June 1998, and .9 years for the options issued in November 1995.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

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

BUSINESS SEGMENT REVENUES
                                                      1999           1998             1997
                                                 ------------    ------------    ------------
Electro-Mechanical
     External                                    $ 48,359,292    $ 44,755,164    $ 32,954,795
     Intersegment Sales                                23,468         171,567         213,985
Medical Products                                    1,119,179       1,335,128       1,708,488
Medical Services                                    5,865,571       4,003,935       9,220,798
Corporate                                             539,066         310,713         488,268
Elimination of corporate rental charges
     to electro-mechanical manufacturing              (93,907)        (93,444)        (93,640)
Elimination of corporate interest charge
     to electro-mechanical                           (143,086)       (156,197)       (151,901)
Elimination of corporate interest charge
     to medical services                                   --          (5,878)         (7,326)
Elimination of medical services
     interest charge to corporate                      (1,697)           (892)             --
Elimination of electro-mechanical
     manufacturing sales to medical products          (23,468)       (171,567)       (213,985)
                                                 ------------    ------------    ------------
                                                 $ 55,644,418    $ 50,148,529    $ 44,119,482
                                                 ============    ============    ============
BUSINESS SEGMENT (LOSS) PROFIT
Electro-Mechanical                               $    653,139    $    924,924    $    861,248
Medical Products                                     (192,644)        (87,818)          6,485
Medical Services                                     (960,821)       (441,010)      4,266,683
Corporate                                            (141,052)       (424,629)       (222,918)
                                                 ------------    ------------    ------------
                                                 $   (641,378)   $    (28,533)   $  4,911,498
                                                 ============    ============    ============
BUSINESS SEGMENT ASSETS
Electro-Mechanical                               $ 26,760,202    $ 23,767,144    $ 24,625,147
Medical Products                                      723,204         667,955         606,305
Medical Services                                    9,035,947       9,348,924      11,637,765
Corporate                                           2,202,517       2,699,982       4,018,482
Elimination of intersegment trade receivables          (6,763)        (53,050)        (26,180)
Elimination of intersegment advance receivable       (105,142)       (120,865)             --
                                                 ------------    ------------    ------------
                                                 $ 38,609,965    $ 36,310,090    $ 40,861,519
                                                 ============    ============    ============
OTHER BUSINESS SEGMENT INFORMATION
INTEREST INCOME:
Electro-Mechanical                               $     34,167    $     78,315    $    136,054
Medical Services                                      195,344         296,943         227,790
Corporate                                             172,349         205,048         244,333
Elimination of corporate intercompany
     interest charge to electro-mechanical           (143,086)       (156,197)       (151,901)
Elimination of corporate intercompany
     interest charge to medical services                   --          (5,878)         (7,326)
Elimination of medical services intercompany
     interest change to corporate                      (1,697)           (892)             --
                                                 ------------    ------------    ------------
                                                 $    257,077    $    417,339    $    448,950
                                                 ============    ============    ============

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

                                                     1999            1998            1997
                                                 ------------    ------------    ------------
Interest expense:
Electro-Mechanical                               $    738,794    $    662,856    $    456,621
Medical Products                                        1,377              --              --
Medical Services                                       72,605          81,531          86,129
Corporate                                               6,507          10,994           9,992
Elimination of corporate intercompany
     interest charge to electro-mechanical           (143,086)       (156,197)       (151,901)
Elimination of corporate intercompany
     interest charge to medical services                   --          (5,878)         (7,326)
Elimination of medical services intercompany
     interest charge to corporate                      (1,697)           (892)             --
                                                 ------------    ------------    ------------
                                                 $    674,500    $    592,414    $    393,515
                                                 ============    ============    ============
DEPRECIATION AND AMORTIZATION:
Electro-Mechanical                               $  1,331,021    $  1,115,023    $    669,239
Medical Products                                       36,702          35,617          40,657
Medical Services                                      452,203         334,387         289,877
Corporate                                              94,155         111,153         125,606
                                                 ------------    ------------    ------------
                                                 $  1,914,081    $  1,596,180    $  1,125,379
                                                 ============    ============    ============
OTHER SIGNIFICANT NON-CASH ITEMS:
Electro mechanical:
     Provision for inventory obsolescence        $    404,762    $    437,095    $    153,011
Medical services:
     Stock option related compensation expense        153,000              --         322,125
UNUSUAL ITEMS:
Medical services:
     Gain on sale of subsidiaries' assets        $         --    $         --    $  4,430,663
CORPORATE:
     Gain on subsidiary securities offering      $         --    $         --    $     89,898
     Gain on sale of marketable securities            263,144          12,780          49,493
CAPITAL EXPENDITURES:
Electro-Mechanical                               $  1,475,823    $    832,410    $  1,396,260
Medical Products                                    1,202,819          23,652           4,595
Medical Services                                       19,710       1,149,373         825,427
Corporate                                              20,681          24,438          74,296
                                                 ------------    ------------    ------------
                                                 $  2,719,033    $  2,029,873    $  2,300,578
                                                 ============    ============    ============
GEOGRAPHIC AREA SALES
United States                                    $ 51,096,063    $ 44,735,318    $ 32,116,905
Europe(1)                                           3,818,286       4,646,447       6,771,328
                                                 ------------    ------------    ------------
                                                 $ 54,914,349    $ 49,381,765    $ 38,888,233
                                                 ============    ============    ============

Techdyne (Europe) sales are primarily to customers in the United Kingdom.

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)

United States                                    $  9,189,406    $ 8,114,120     $ 7,421,547
Europe                                              1,284,854      1,386,142       1,483,480
                                                 ------------    ------------    ------------
                                                 $ 10,474,260    $ 9,500,262     $ 8,905,027
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

                                DECEMBER 31, 1999

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

            Electro-mechanical sales to major customers comprising 10% or more of the Company's sales are as follows:

                                               Year Ended December 31,
                                      ----------------------------------------
          Customers                      1999           1998           1997
          ---------                   ----------     ----------     ----------
  PMI Food Equipment Group(3)         $7,195,000     $8,183,000     $       --
  Motorola(2)(3)                       6,338,000             --             --
  IBM(1)(2)                                  --              --      6,437,000

----------------------
(1)  Less than 10% of sales for 1999
(2)  Less than 10% of sales for 1998.
(3)  Less than 10% of sales for 1997.

            Sales to PMI Food Equipment Group by Lytton, which was acquired by Techdyne on July 31, 1997, represented approximately 32% and 41% of Lytton's sales, 15% and 18% of Techdyne's sales and 13% and 17% of the Company's sales for the year ended December 31, 1999 and December 31, 1998, respectively.

            Sales to Compaq Computer Corp., which at one time was a major customer of Techdyne (Europe) amounted to $209,000 in 1999, $1,192,000 in 1998 and $2,847,000 in 1997 representing 5%, 26% and 42% of the sales of Techdyne (Europe) for 1999, 1998 and 1997, respectively.

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

NOTE 7--COMMITMENTS

COMMITMENTS

            The Company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 1999 are approximately: 2000 - $894,000; 2001 - $823,000; 2002 - $617,000; 2003
- $407,000, 2004-$316,000. Total rent expense was approximately $1,045,000,
$916,000 and $748,000 in 1999, 1998 and 1997, respectively.

            Lytton leases its operating facilities from an entity which is owned by Lytton's former owner and former President. Rent payments under the operating lease, which expires July 31, 2002, amounted to approximately $220,000 during 1999, with payments to be adjusted each year based on the change in the Consumer Price Index, with the lease containing renewal options for a period of five to ten years at the then fair market rental value.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 7--COMMITMENTS--CONTINUED

            Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of December 31, 1999.

            Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne have adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton amounted to approximately $92,000 for the year ended December 31, 1999 and $49,000 for the year ended December 31, 1998.

NOTE 8--RELATED PARTY TRANSACTIONS

            During 1999, 1998 and 1997, the Company paid premiums of approximately $761,000, $589,000 and $529,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

            During 1999, 1998 and 1997, legal fees of approximately $263,000, $277,000 and $191,000, respectively, were paid by the Company and its public subsidiaries to an officer of the Company and DCA.

            Lytton had a deferred compensation agreement with its former President. The agreement called for monthly payments of $8,339 provided that Lytton's cash flow was adequate to cover these payments with interest to be calculated on any unpaid balance as of August 1, 1999. During the period ended December 31, 1999 a total of $58,000 was paid under this agreement which fully paid the agreement.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            The following summarizes certain quarterly operating data:

                                     Year Ended December 31, 1999                  Year Ended December 31, 1998
                             -------------------------------------------    -----------------------------------------
                             March 31    June 30     Sept. 30    Dec. 31    March 31   June 30    Sept. 30    Dec. 31
                             --------    --------    --------   --------    --------   --------   --------   --------
                                                          (In thousands except per share data)
Net Sales                    $ 11,259    $ 12,175    $ 15,993   $ 15,487    $ 13,020   $ 12,754   $ 12,130   $ 11,478
Gross profit                    1,438       1,752       2,680      1,762       2,089      1,866      1,780      1,186
Realized gain on sale of
   marketable securities           --         228          --         35          --         --         13         --
Net (loss) income                (287)       (126)        214       (414)        212        169         76       (359)
(Loss) earnings per share:
   Basic                     $   (.05)   $   (.02)   $    .04   $   (.07)   $    .04   $    .03   $    .01   $   (.06)
   Diluted                   $   (.05)   $   (.02)   $    .04   $   (.07)   $    .03   $    .02   $    .01   $   (.06)

            Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

            The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $28,000 during the fourth quarter of 1999, $300,000 during the fourth quarter of 1998 and $700,000 during the fourth quarter of 1997.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 10--ACQUISITION

            On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock. Techdyne guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. Those earnings objectives were achieved in 1998, resulting in an increase of $400,000 to the valuation of $2,000,000 originally recorded for these securities. The difference (of $968,750) between the fair value of the common stock at the date of acquisition and the guaranteed value was considered part of the cost of the acquisition and is reflected as additional paid in capital on Techdyne. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Lytton have been included in the Company's consolidated condensed statement of income since August 1, 1997. The net purchase price in excess of the fair value of net assets acquired is being amortized over twenty five years. Additional contingent consideration is due if Lytton reaches pre-defined sales levels. Additional consideration of approximately $290,000 and $154,000 was paid in April 1999 and April 1998, respectively, based on sales levels with the Stock Purchase Agreement providing for a possible additional sales level incentive for a specified one year period. As the contingencies are resolved, if additional consideration is due, the then current fair value of the consideration will be recorded as goodwill, which will be amortized over the remainder of the initial 25 year life of the goodwill.

            The terms of the Guaranty in the Stock Purchase Agreement were modified in June, 1998 by the Company and the seller ("Modified Guaranty"). The modified terms provided that the seller would sell an amount of common stock which would provide $1,300,000 gross proceeds, and the Company guaranteed that, to the extent that the seller had less than 150,000 shares of the Company's common stock remaining, the Company would issue additional shares to the seller. In July 1998, the Company advanced the seller approximately $1,278,000 ("Advance") toward the $1,300,000 from the sale of the Company's common stock in addition to the seller having sold 5,000 shares of common stock in July, 1998. The advance was presented in the Stockholders' Equity Section of the balance sheet. Proceeds from the sale of the Company's common stock owned by the seller, up to 195,000 shares, were to repay the Advance and to the extent proceeds from the sale of these shares were insufficient to pay the advance, the balance of the Advance would be forgiven. The Company also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999 ("Extended Guaranty"). In July 1999, Techdyne forgave the Advance and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in July 1998 satisfied the Company's remaining obligation under the $2,400,000 guarantee. The 295,000 shares held by the seller were returned to Techdyne and have been cancelled.


            The following summary pro forma financial information reflects the Lytton acquisition as if it had occurred on January 1, 1997, accordingly, revenues and expenses of Lytton and related income tax effects for the period prior to the acquisition have been excluded. The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of January 1, 1997.

                  SUMMARY PRO FORMA INFORMATION

                                        Year Ended December 31, 1997
                                        ----------------------------
      Total revenues                             $54,818,000
                                                 ===========

      Net Income                                $  2,501,000
                                                ============

      Earnings per share:
        Basic                                      $.44
                                                   ====
        Diluted                                    $.40
                                                   ====

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 11--SALE OF SUBSIDIARIES' ASSETS

            On October 31, 1997, DCA concluded a sale ("Sale") of substantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock. DCA recorded a gain on the sale of approximately $2,747,000, representing a pre-tax gain of approximately $4,431,000, net of estimated income taxes of approximately $1,684,000, of which approximately $537,000 of the net after tax gain related to the 20% minority interest in two of the subsidiaries whose assets were sold. The Company's portion of the net gain of $2,210,000 amounted to approximately $1,527,000 with the balance of approximately $683,000 applicable to minority interest. In February 1998,

NOTE 11--SALE OF SUBSIDIARIES' ASSETS--CONTINUED

DCA acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in the two subsidiaries whose assets were sold. The purchase price totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. All of the common shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.


            The following summary pro forma financial information, which excludes the gain on the Sale and related income taxes, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997.

                       SUMMARY PRO FORMA INFORMATION

                                           Year Ended December 31, 1997
                                           ----------------------------
      Total revenues                               $37,978,000
                                                   ===========

      Net Income                                   $   517,000
                                                   ===========

      Earnings per share:
        Basic                                        $.09
                                                     ====
        Diluted                                      $.07
                                                     ====

NOTE 12--REPURCHASE OF COMMON STOCK

            In November 1997, the Company announced its intent to repurchase up to $1,000,000 of its outstanding common stock. As of December 31, 1998, the Company had repurchased approximately 141,000 shares of common stock at a cost of approximately $221,000 which was reflected as treasury stock. During the second quarter of 1999, an additional 8,000 shares were purchased for approximately $8,000.

            In September 1998, DCA announced its intent to repurchase up to 300,000 shares of its outstanding common stock. DCA repurchased a total of 205,000 shares for approximately $315,000, including 100,000 shares acquired in June 1998.

            All treasury shares of both the Company and DCA were cancelled during 1999.

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 13--BANK LOAN REFINANCING

            In February 2000, Techdyne refinanced its line of credit and term loan through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.5%. The bank also extended a $1,000,000 five year term loan maturing February 8, 2005 with the same interest rate as for the line of credit. If Techdyne achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and Libor alternatives. The loans are secured by the business assets of Techdyne and are cross collateralized with the debt of Lytton.

            In conjunction with the Techdyne refinancing, the bank amended the terms of the Lytton line of credit, term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of Techdyne's loan agreements.

            The bank also extended an acquisition credit facility for Techdyne's use in funding acquisitions of other companies with the facility to be split between a line of credit and term loan and cross collateralized with Techdyne's other loans.

NOTE 14--PROPOSED MERGER AND ACQUISITION

            On October 20, 1999, DCA entered into an Agreement and Plan of Merger with MainStreet IPO.com, Inc. ("MSI") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet"). The proposed merger is anticipated to be effected by MainStreet merging into DCA with DCA surviving, changing its name to MainStreet, and becoming a wholly-owned subsidiary of MSI. DCA share-holders will receive, on a one-for-one basis, shares of common stock of MSI, which company filed a registration statement in February 2000 with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus approximately 3,419,000 shares for resale by certain affiliates of the Company, MSI and certain private investors of MSI. DCA will issue a proxy statement which is part of MSI's registration statement, seeking its minority shareholders' approval of the merger and related transactions, at which time the SEC declares the registration effective.

            Immediately prior to the proposed merger, DCA will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of the Company, with this subsidiary also assuming all liabilities of DCA. The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly shareholder approval. Should DCA's minority shareholders approve the transactions, the Company will own 100% of the dialysis operations, and DCA's shareholders will become shareholders of MSI.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 15--INVESTMENT

            On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners, a holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate to be repaid with accrued interest by January 26, 2001. In March 2000, the Company exercised the option to acquire the additional 2% interest in Linux Global Partners in conjunction with which it loaned Linux Global Partners an additional $500,000. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%. The companies in which Linux Global Partners invests intend to use The Linux Fund IPO.com, Inc. ("Linux Fund IPO.com") website for any of their future public offerings. The Linux Fund IPO.com is a 50% owned subsidiary of the Linux Global Partners, with 50% owned by MainStreet.

            The Company issued options to purchase 150,000 shares of its common stock to MSI and two officers of MSI as a finder's fee in conjunction with the Company's investment in Linux Global Partners.