Form 10-K/A
period 1999-12-31
MEDICORE INC
filed 2000-03-30
CIK 8643

=============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

============================================================================

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

                                                                   EXHIBIT 23(i)

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

            We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 333-26769) of Medicore, Inc. and in the related Prospectus of our report dated March 22, 1999, with respect to the consolidated financial statements and schedule of Medicore, Inc. as of and for the two years ended December 31, 1998 included in its Annual Report (Form 10-K) for the year ended December 31, 1999.

                                                     /s/ ERNST & YOUNG LLP
                                                     ---------------------
                                                     Ernst & Young LLP


March 25, 2000
Miami, Florida

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                 TITLE                            DATE

/s/ THOMAS K. LANGBEIN              Chairman of the Board of Directors,
---------------------------         Chief Executive Officer and President       March 30, 2000
    Thomas K. Langbein

/s/ SEYMOUR FRIEND                  Vice President and Director                 March 30, 2000
---------------------------
    Seymour Friend

/s/ DANIEL R. OUZTS                 Vice-President, Principal Financial
---------------------------         Officer and Controller                      March 30, 2000
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN              Director                                    March 30, 2000
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE              Director                                    March 30, 2000
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN               Director                                    March 30, 2000
---------------------------
    Robert P. Magrann