Form 10-Q
period 2000-03-31
MEDICORE INC
filed 2000-05-15
CIK 8643

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-6906
                       ------

                                 MEDICORE, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    FLORIDA                              59-0941551
       ---------------------------------             ------------------
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)

    2337 WEST 76TH STREET, HIALEAH, FLORIDA                 33016
    ----------------------------------------           ---------------
    (Address of principal executive offices)              (Zip Code)

                                 (305) 558-4000
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X] or No[ ]


Common Stock Outstanding


      Common Stock, $.01 par value - 5,710,540 shares as of April 30, 2000.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2000 and March 31, 1999 include the accounts of the Registrant and all its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2000 and March 31, 1999.

         2) Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31, 1999.

         3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 2000.


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

                                 PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 MEDICORE, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                        2000            1999
                                                                    ------------    ------------
REVENUES
    Sales                                                           $ 14,729,798    $ 11,259,096
    Gain on subsidiary warrants exercise                                 246,360              --
    Other income                                                         115,537         132,307
                                                                    ------------    ------------
                                                                      15,091,695      11,391,403
COST AND EXPENSES

    Cost of goods sold                                                12,914,360       9,820,621
    Selling, general and administrative expenses                       2,378,973       1,867,893
    Interest expense                                                     206,462         139,022
                                                                    ------------    ------------
                                                                      15,499,795      11,827,536
                                                                    ------------    ------------

LOSS BEFORE INCOME TAXES
         AND MINORITY INTEREST                                          (408,100)       (436,133)

Income tax provision (benefit)                                            90,617         (45,087)
                                                                    ------------    ------------

LOSS BEFORE MINORITY INTEREST                                           (498,717)       (391,046)

Minority interest in (loss) earnings of consolidated subsidiaries       (129,108)       (104,509)
                                                                    ------------    ------------

        NET LOSS                                                    $   (369,609)   $   (286,537)
                                                                    ============    ============

Loss per share:
         Basic                                                      $       (.06)   $       (.05)
                                                                    ============    ============
         Diluted                                                    $       (.06)   $       (.05)
                                                                    ============    ============

See notes to consolidated condensed financial statements.

                                          MEDICORE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2000            1999(A)
                                                                                 -------------   ---------------
                                                                                  (UNAUDITED)
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                      $  2,424,634    $  4,151,150
  Marketable securities                                                                66,934           9,520
  Accounts receivable, less allowances of
    $361,000 at March 31, 2000 and $431,000 at December 31, 1999                    9,137,510       8,958,837
  Note receivable                                                                   2,000,000              --
  Inventories, less allowance for obsolescence
    of $786,000 at March 31, 2000 and $724,000 at December 31, 1999                 9,526,216      10,097,974
  Prepaid expenses and other current assets                                           846,334         810,806
  Deferred tax asset                                                                  606,770         614,308
                                                                                 ------------    ------------
                  Total current assets                                             24,608,398      24,642,595

PROPERTY AND EQUIPMENT
  Land and improvements                                                             1,219,108       1,012,455
  Building and building improvements                                                3,071,564       3,071,948
  Equipment and furniture                                                          11,555,578      11,455,449
  Leasehold improvements                                                            2,319,133       2,243,658
                                                                                 ------------    ------------
                                                                                   18,165,383      17,783,510
  Less accumulated depreciation and amortization                                    7,723,376       7,309,250
                                                                                 ------------    ------------
                                                                                   10,442,007      10,474,260
DEFERRED EXPENSES AND OTHER ASSETS                                                    104,120         111,392

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
   less accumulated amortization of $792,000 at March 31, 2000 and
   $749,000 at December 31, 2000                                                    3,735,221       3,381,718
                                                                                 ------------    ------------
                                                                                 $ 38,889,746    $ 38,609,965
                                                                                 ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings                                                     $     20,024    $     30,024
  Accounts payable                                                                  4,369,042       5,568,972
  Accrued expenses and other current liabilities                                    2,648,409       2,210,345
  Current portion of long-term debt                                                   754,029         732,677
  Income taxes payable                                                                197,222         260,481
                                                                                 ------------    ------------
                  Total current liabilities                                         7,988,726       8,802,499

LONG-TERM DEBT                                                                      9,321,075       8,363,497

DEFERRED INCOME TAXES                                                               1,908,360       1,814,743

MINORITY INTEREST IN SUBSIDIARIES                                                   5,850,631       5,346,779

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares; issued and outstanding 5,710,540 shares at March 31, 2000 and
     5,707,540 shares at December 31, 1999                                             57,105          57,075
  Capital in excess of par value                                                   11,862,383      11,961,030
  Retained earnings                                                                 1,966,272       2,335,881
  Accumulated other comprehensive loss:
     Foreign currency translation adjustment                                          (80,068)        (74,505)
     Unrealized gain on marketable securities for sale                                 15,262           2,966
                                                                                 ------------    ------------
          Total accumulated other comprehensive loss                                  (64,806)        (71,539)
                                                                                 ------------    ------------
                  Total Stockholders' Equity                                       13,820,954      14,282,447
                                                                                 ------------    ------------
                                                                                 $ 38,889,746    $ 38,609,965
                                                                                 ============    ============

(A)  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission in March, 2000.

See notes to consolidated condensed financial statements.


                                          MEDICORE, INC. AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------    -----------
OPERATING ACTIVITIES
    Net loss                                                          $  (369,609)   $  (286,537)
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
         Depreciation                                                     469,320        407,111
         Amortization                                                      51,489         41,463
         Bad debt expense                                                  43,531          7,636
         Provision for inventory obsolescence                             117,938         77,051
         Minority interest                                               (129,108)      (104,509)
         Consultant stock options expense                                   8,276             --
         Finder's fee stock options expense                                64,500             --
         Gain on subsidiary warrants exercise                            (246,360)            --
         Deferred income taxes                                             93,617             --
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                           (225,810)      (259,519)
           Inventories                                                    448,712        129,259
           Prepaid expenses and other current assets                      (45,005)       304,726
           Accounts payable                                            (1,198,283)       159,032
           Accrued expenses and other current liabilities                  60,454         62,818
           Income taxes payable                                           (63,259)      (201,744)
                                                                      -----------    -----------
               Net cash (used in) provided by operating activities       (919,597)       336,787

INVESTING ACTIVITIES
    Additions to property and equipment, net of minor disposals          (419,882)      (579,849)
    Addition to note receivable                                        (2,000,000)            --
    Deferred expenses and other assets                                     (2,026)         9,086
    Purchase of marketable securities                                     (37,580)            --
                                                                      -----------    -----------
      Net cash used in investing activities                            (2,459,488)      (570,763)

FINANCING ACTIVITIES
    Line of credit net borrowings (payments)                              985,336       (326,749)
    Payments on short-term bank borrowings                                (10,000)            --
    Proceeds from long-term borrowings                                    150,000             --
    Payments on long-term borrowings                                     (194,847)      (231,527)
    Exercise of stock options and warrants                                720,805             --
    Deferred financing costs                                                   --           (303)
                                                                      -----------    -----------
       Net cash provided by (used in) financing activities              1,651,294       (558,579)
Effect of exchange rate fluctuations on cash                                1,275        (24,290)
                                                                      -----------    -----------
Decrease in cash and cash equivalents                                  (1,726,516)      (816,845)
Cash and cash equivalents at beginning of year                          4,151,150      7,294,707
                                                                      -----------    -----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 2,424,634    $ 6,477,862
                                                                      ===========    ===========

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

         The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 64.9% owned subsidiary, Dialysis Corporation of America ("DCA") and its subsidiaries and Medicore's 70.9% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                                             MARCH 31,    DECEMBER 31,
                                                                               2000          1999
                                                                            -----------   ------------
       Electronic and mechanical components, net:
          Finished goods                                                    $   775,576   $ 1,018,131
          Work in process                                                     2,313,744     2,463,191
          Raw materials and supplies                                          5,784,115     6,010,987
                                                                            -----------   -----------
                                                                              8,873,435     9,492,309
       Medical supplies                                                         652,781       605,665
                                                                            -----------   -----------
                                                                            $ 9,526,216   $10,097,974
                                                                            ===========   ===========

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities is comprised as follows:

                                                                             MARCH 31,    DECEMBER 31,
                                                                               2000          1999
                                                                            -----------   ------------
       Accrued compensation                                                 $   618,086   $   609,708
       Other                                                                  2,030,323     1,600,637
                                                                            -----------   -----------
                                                                            $ 2,648,409   $ 2,210,345
                                                                            ===========   ===========

Earnings Per Share

         Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2000 or for the same period of the preceding year as a result of exercise prices and the net loss, since to include them would be anti-dilutive.

         Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            -------------------------
                                                                                2000         1999
                                                                            -----------   -----------
       Net loss                                                             $  (369,609)  $  (286,537)
                                                                            ===========   ===========

       Weighted average shares                                                5,708,375     5,715,540
                                                                            ===========   ===========
       Loss per share:
       Basic                                                                $      (.06)  $      (.05)
                                                                            ===========   ===========
       Diluted                                                              $      (.06)  $      (.05)
                                                                            ===========   ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

         Sale of Stock By Subsidiaries: The Company follows an accounting policy of recognizing income on sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 9.

         Marketable Securities: The Company classifies its marketable equity securities as either trading or available-for-sale. The Company does not purchase equity securities for the purpose of short-term sales; accordingly, its securities are classified as available-for-sale. Marketable securities are recorded at fair value. Unrealized gains and losses relating to available-for-sale securities are included separately as a component of accumulated other comprehensive income (loss) included in shareholders' equity, net of income tax effect, until realized. Realized gains and losses are computed based on the cost of securities sold using the specific identification method. Marketable securities are comprised of the following:

                                                  MARCH 31,       DECEMBER 31,
                                                    2000             1999
                                                  ---------       ------------
Cost                                              $  42,317        $   4,737
Unrealized holding gains                             24,617            4,783
                                                  ---------        ---------
Fair value                                        $  66,934        $   9,520
                                                  =========        =========

         Unrealized holding gains, which amounted to $24,617 less deferred taxes of $9,355 at March 31, 2000, and $4,783 less deferred taxes of $1,817 at December 31, 1999, are included separately as a component of accumulated other comprehensive loss in stockholders' equity.

Comprehensive Income (Loss)

         Comprehensive loss consists of net loss foreign currency translation adjustments and unrealized gain (loss) on marketable securities. Below is a detail of comprehensive loss for the three months ended March 31, 2000 and March 31, 1999:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -----------------------------
                                                                         2000               1999
                                                                      -----------       -----------
         Net loss                                                     $  (369,609)      $  (286,537)
         Other comprehensive income (loss):
         Foreign currency translation adjustments                          (5,563)          (42,672)
         Unrealized gain (loss) on marketable securities:
         Unrealized holding gain (loss) arising during
            period, net of tax                                             12,296           (49,831)
                                                                      -----------       -----------
         Total other comprehensive income (loss)                            6,733           (92,503)
                                                                      -----------       -----------
         Comprehensive loss                                           $  (362,876)      $  (379,040)
                                                                      ===========       ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 2000 and March 31, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1999.

NOTE 3--LONG-TERM DEBT

         In February 2000, Techdyne refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $2,962,000 at March 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $983,000 at March 31, 2000. If Techdyne achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and Libor alternatives. The loans are secured by the business assets of Techdyne and are cross-collateralized with the debt of Lytton. These loans replaced bank debt which consisted at December 31, 1999 of a line of credit with an outstanding balance of $1,600,000, term loans with a combined outstanding balance of approximately $1,552,000 and another bank loan with an outstanding balance of $145,000. The total principal balance refinanced was approximately $3,260,000 representing a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95). The refinancing also included payment of approximately $17,000 accrued interest.

         In conjunction with Techdyne's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of Techdyne's loan agreements.

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 3--LONG-TERM DEBT--CONTINUED

         Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $3,000,000 at March 31, 2000 and $2,830,000 at December 31, 1999. Lytton has a $1,400,000 installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,218,000 at March 31, 2000 and $1,283,000 at December 31, 1999.
Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at March 31, 2000 with no outstanding balance as of December 31, 1999. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at Liber plus 2.50%.

         The prime rate was 9.00% as of March 31, 2000 and 8.50% as of December 31, 1999.

         Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $101,000 at March 31, 2000 and $113,000 at December 31, 1999 and is secured by equipment.

         In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $476,000 at March 31, 2000 and $489,000 at December 31, 1999 based on exchange rates in effect at each of these dates.

         The Company's medical products division has two lines of credit with local Florida banks, one of which is a secured $350,000 line with a maturity of April 22, 2001 with interest at prime plus 1% payable monthly. This line of credit is secured by the accounts receivable and inventory of the Company's medical products division and had an outstanding balance of approximately $130,000 at March 31, 2000 and no balance outstanding at December 31, 1999. The other line is an unsecured $65,000 line of credit maturing May 1, 2000 with interest at prime payable monthly. This line had an outstanding balance of approximately $20,000 at March 31, 2000 and $30,000 at December 31, 1999.

         In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $117,000 and $125,000 at March 31, 2000 and December 31, 1999, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $147,000 and $157,000 at March 31, 2000 and December 31, 1999, respectively.

         DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of March 31, 2000 or December 31, 1999.

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 3--LONG-TERM DEBT--(CONTINUED)

         DCA has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 11.84% pursuant to various schedules extending through May 2005. There was additional financing of $90,000 during the three months ended March 31, 1999 representing a noncash financing activity which is a supplemental disclosure required by FAS
95. The remaining principal balance under this agreement amounted to approximately $703,000 and $731,000 at March 31, 2000 and December 31, 1999, respectively.

         The prime rate was 9.00% as of March 31, 2000 and 8.50% as of December 31, 1999.

         Interest payments on long-term debt amounted to approximately $165,000 for the three months ended March 31, 2000 and $142,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

         Techdyne and DCA each file separate federal and state income tax returns with their income tax liability reflected on a separate return basis.

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

         The Company had a domestic income tax expense of approximately $91,000 for the three months ended March 31, 2000, which included deferred taxes of $103,000 on DCA warrant exercises, and a domestic income tax benefit of approximately $45,000 for the same period of the preceding year. See Note 9.

         Techdyne (Europe) had no income tax expense or benefit for the three months ended March 31, 2000 or the same period of the preceding year due to its loss an it having utilized all available tax loss carrybacks.

         Income tax payments were approximately $178,000 for the three months ended March 31, 2000 and $218,000 for the same period of the preceding year.

NOTE 5--STOCK OPTIONS

         The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. Including the June 1997 grant, there are 838,000 options outstanding at March 31, 2000 under the 1989 plan, of which 803,000 options have now expired.

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 5--STOCK OPTIONS--CONTINUED

         On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 175,000 non-qualified and 300,000 incentive stock options. The Plan is subject to shareholder approval, prior to which the options are restricted from exercise.

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

         In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors, and employees. These options were exercisable for a period of five years at $1 per share. 11,500 options were cancelled and there were aggregate exercises of 216,400 options, of which 115,000 options were exercised on June 30, 1998, and 50,000 of the remaining options were exercised on May 10, 1999. The Company received cash payment of the par value and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

         On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. Techdyne received cash payment of the par value and the balance in three year promissory notes with interest at 6.19%.

         In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the Board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant with 345,000 of these options outstanding at March 31, 2000. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 36,000 options outstanding at March 31, 2000. On August 25, 1999, Techdyne granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at March 31, 2000. On December 15, 1999, Techdyne granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 16,000 options outstanding at March 31, 2000.

         In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees and consultants of which there were 4,500 outstanding as of March 31, 2000. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003.

         In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25 in the second quarter of 1999. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 5--STOCK OPTIONS--CONTINUED

         Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 and resulted in approximately $8,000 expense during the three months ended March 31, 2000.

NOTE 6--COMMITMENTS AND CONTINGENCIES

         Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of March 31, 2000.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months ended March 31, 2000 amounted to approximately $23,000, with such expense amounting to approximately $20,000 for the same period of the preceding year.

         Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the three months ended March 31, 2000, approximately $56,000 was paid under the lease compared to approximately $55,000 paid for the same period of the preceding year.

NOTE 7--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

         The following summarizes information about the Company's four reported business segments. The medical products and new technology divisions have been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets include unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales are generally intended to approximate market price.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ---------------------------
                                                              2000            1999
                                                          ------------    ------------
       BUSINESS SEGMENT REVENUES
       Electro-mechanical
           External                                       $ 12,648,613    $  9,833,647
           Intersegment sales                                       --          23,468
        Medical products                                       399,894         280,215
        Medical services                                     1,790,364       1,255,124
        New technology                                          27,260              --
        Corporate                                              284,181          91,334
        Elimination of corporate rental charges
          to electro-mechanical manufacturing                  (21,620)        (23,407)
        Elimination of corporate rental charges
          to medical products                                   (1,830)
        Elimination of corporate interest charge
          to electro-mechanical                                 (6,979)        (44,607)
        Elimination of medical services interest charge
          to new technology                                    (27,260)             --
        Elimination of medical services
          interest charge to corporate                            (928)           (903)
        Elimination of electro-mechanical
          manufacturing sales to medical products              (23,468)
                                                          ------------    ------------
                                                          $ 15,091,695    $ 11,391,403
                                                          ============    ============

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 7--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--(CONTINUED)


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
       BUSINESS SEGMENT PROFIT (LOSS)
       Electro-mechanical                       $   (220,699)     $   (122,215)
       Medical products                              (41,944)          (10,384)
       Medical services                             (212,189)         (219,172)
       New technology                                (64,500)
       Corporate                                     131,232           (84,362)
                                                ------------      ------------
                                                $  (408,100)      $   (436,133)
                                                ============      ============

NOTE 8--ACQUISITION

         On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock. Techdyne guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. The purchase price in excess of the fair value of net assets acquired is being amortized over twenty five years. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999 and April 1998, respectively, based on sales levels. As the contingencies have been resolved, additional consideration due, has been recorded as goodwill, and is being amortized over the remainder of the initial 25 year life of the goodwill.

         In July 1998, Techdyne advanced the seller approximately $1,278,000 ("Advance") toward the guarantee for the sale of Techdyne's common stock in addition to the prior sales by the seller. Subsequently, Techdyne also guaranteed the seller aggregate proceeds of no less than $1,100,000 from the sale of the remaining common stock if sold on or prior to July 31, 1999. In July 1999, Techdyne forgave the Advance and issued payment of $1,100,000 to the seller, which together with the proceeds realized by the seller from the sale of stock in 1998 satisfied Techdyne's remaining obligation under the $2,400,000 guarantee. The 295,000 shares held by the seller were returned to Techdyne and were cancelled.

NOTE 9--SUBSIDIARY STOCK OFFERINGS

         Pursuant to a 1998 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April 16, 1999 and extended to June 30, 2000. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

         During the first quarter of 2000, approximately 167,000 DCA warrants were exercised with net proceeds to DCA of approximately $712,000. Certain of these proceeds may go to MainStreetIPO.com Inc. if the proposed merger of DCA with that company is completed. See Note 10. In accordance with its accounting policy, the Company recognized a gain of approximately $246,000 and deferred income taxes of approximately $94,000 related to DCA warrant exercises.

                         MEDICORE, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 10--PROPOSED MERGER AND ACQUISITION

         On October 20, 1999, DCA entered into an Agreement and Plan of Merger with MainStreet IPO.com, Inc. ("MainStreet") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet Sub"). The proposed merger anticipates MainStreet Sub merging into DCA with DCA surviving, changing its name to MainStreet Sub, and becoming a wholly-owned subsidiary of MainStreet. DCA shareholders will receive, on a one-for-one basis, shares of common stock of MainStreet, which company filed a registration statement in February 2000 with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus an indeterminate number of shares for resale by certain affiliates of DCA, MainStreet and certain private investors of MainStreet. DCA's proxy statement, which is part of MainStreet's registration statement, will solicit the minority shareholders for approval of the merger and related transactions at such time as the SEC declares the registration effective. There were extensive comments by the SEC staff to the registration statement including certain regulatory issues as to MainStreet's requirement to register as a broker-dealer, which MainStreet is attempting to resolve.

         Immediately prior to the proposed merger, DCA will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of the Company, with this subsidiary also assuming all liabilities of DCA. The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly DCA shareholder approval. Should DCA's minority shareholders approve the transactions, the Company will own 100% of the dialysis operations, and DCA's shareholders will become shareholders of MainStreet.

         Assuming completion of the merger, 20% of the net proceeds from exercise of DCA's publicly traded warrants from the date of the Merger Agreement, October 20, 1999, up to $1,000,000, would go to the Company. If the merger is not completed, net proceeds from warrant exercises would remain with DCA to be used in its business and for development of additional dialysis centers. See Note 9.

         MainStreet is a recently established company which has developed a central website to provide business entities with the necessary tools to perform direct public offering of their securities. Another company, CEO Letter, LLC, which will become a wholly-owned subsidiary of MainStreet at the time of the merger, provides chief executive officers of public companies the forum to discuss their companies over the internet.

NOTE 11--INVESTMENT

         On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners, a holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate to be repaid with accrued interest by January 26, 2001. In March 2000, the Company exercised the option to acquire the additional 2% interest in Linux Global Partners in conjunction with which it loaned Linux Global Partners an additional $500,000. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%. The companies in which Linux Global Partners invests intend to use The Linux Fund IPO.com, Inc. ("Linux Fund IPO.com") website for any of their future public offerings. The Linux Fund IPO.com is a 50% owned subsidiary of the Linux Global Partners, with 50% owned by MainStreet. See Note 10.

         The Company issued options to purchase 150,000 shares of its common stock to MainStreet and two of its officers as a finder's fee in conjunction with the Company's investment in the Linux Global Partners and recorded an expense of approximately $65,000 on these options in January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its public subsidiary, DCA, is engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of our subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Form S-3 (effective December 11, 1996), and DCA's Registration Statements, Form SB-2, as filed with the Commission (effective on April 17, 1996) and Form S-3 (effective July 1,
1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

         Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's large customers would have a material adverse effect on Techdyne's and the Company's results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any terminations of manufacturing relationships or changes, reductions or delays in orders, as has occurred in the past, could have an adverse effect on our results of operations and financial condition. Our and Techdyne's results also depend to a substantial extent on the success of Techdyne's OEM customers in marketing their products. Techdyne continues the diversification of its customer base to reduce its reliance on its few major customers.

         The industry segments served by Techdyne and the electronics industry generally are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect our and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on our and Techdyne's business, financial condition and results of operations. To continue to grow and be a successful competitor, we must be able to maintain and enhance our technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

         Techdyne must continuously develop improved manufacturing procedures to accommodate customer needs for increasingly complex products. To continue to grow and be a successful competitor, we must be able to maintain and enhance our technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that our process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render our technology, equipment or processes obsolete or uncompetitive. Further, to the extent that we determine that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

         Techdyne uses enterprise resource planning through its Visual Manufacturing system in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and our results of operations. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufacture.

         Techdyne continues to seek to expand its geographic and customer base through establishment of new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to Techdyne's operations. For such expansion opportunities, Techdyne competes with much larger electronic manufacturing entities. Further, in order to effectuate any such transactions, it may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, as well as other costs and expenses, all of which could materially adversely affect our and Techdyne's financial results. Any expansion may also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, which would require the diversion of management's attention from other business concerns. In the event that any such transaction does occur, there can be no assurance that there would be a beneficial effect on Techdyne and our business and financial results.

         Techdyne's, and in turn, our results of operations are also affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

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

         DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by DCA. Additionally, there is intense competition for retaining qualified nephrologists, who are the primary source of patients and are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller developing patient base.

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

RESULTS OF OPERATIONS

         Consolidated revenues increased by approximately $3,700,000 (32%) for the three months ended March 31, 2000 compared to the same period of the preceding year. Sales revenues increased by approximately $3,471,000 (31%) compared to the preceding year. Other income decreased approximately $17,000 compared to the preceding year, which includes a decrease in interest earned as a result of a decrease in invested funds. We recorded a gain of approximately $246,000 related to DCA warrant exercises during the first quarter of 2000. See
Note 9 to "Notes to Consolidated Condensed Financial Statements."

         Techdyne sales increased approximately $2,803,000 (29%) for the three months ended March 31, 2000 compared to the same period of the preceding year. There was an overall increase in domestic sales of $2,717,000 (30%), and an increase in European sales of $86,000 (9%) compared to the preceding year. Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses with net losses for this subsidiary amounting to $93,000 for the three months ended March 31, 2000 and $77,000 for the same period of the preceding year. Techdyne (Europe) has continued its efforts at new business development; however, the continuing losses have resulted in our ongoing evaluation of the future prospects for this facility.

         Approximately 43% of Techdyne's consolidated sales and 38% of our consolidated sales for the three months ended March 31, 2000 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and our consolidated sales include Motorola, which accounted for 11% and 9%, and PMI Food Group, which accounted for 16% and 14%, respectively. Approximately $2,063,000 (35%) of Lytton's sales were to PMI Food Group, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and our operations if such sales are not replaced.

         Medical product sales revenues increased by approximately $120,000 (43%) for the three months ended March 31, 2000 compared to the same period of the preceding year largely due to sales of new products which more than offset decreased sales of the principal product of this division which resulted from reductions in government purchases and foreign competition. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. The Medical Products Division has expanded its product line with several diabetic disposable products. No assurance can be given that these efforts will be successful.

         Medical service revenues, represented by the revenues of our dialysis division, DCA, increased approximately $524,000 (45%) for the three months ended March 31, 2000 compared to the same period of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $348,000, increased revenues of approximately $39,000 for our Manahawkin, New Jersey center, and includes revenues of $137,000 for our new center in Vineland, New Jersey which commenced operations in February 2000. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Cost of goods sold as a percentage of consolidated sales amounted to 88% for the three months ended March 31, 2000 compared to 87% for the same period of the preceding year.

         Cost of goods sold for Techdyne as a percentage of sales amounted to 91% for the three months ended March 31, 2000 and 90% for the same period of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base.

         Cost of goods sold by the medical products division increased to 83% for the three months ended March 31, 2000 compared to 65% for the same period of the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division and increased sales of other products.

         Cost of medical services sales increased to 67% for the three months ended March 31, 2000 compared to 74% for the same period of the preceding year reflecting a increase in both supply costs and healthcare salaries as a percentage of sales.

         Selling, general and administrative expenses increased $511,000 for the three months ended March 31, 2000 compared to the same period of the preceding year. This increase reflects operations of DCA's new dialysis centers, and $65,000 expense from issuance by us of stock options, as a finders fee related to our investment in Linux Global Printers. Also included are the cost of additional support personnel for both DCA and Techdyne, and increased marketing costs associated with Techdyne's efforts to expand sales.

         Interest expense increased by approximately $67,000 for the three months ended March 31, 2000 compared to the same period of the preceding year, which includes increased borrowings of Lytton, including funding of the remaining $1,100,000 payment in July, 1999, on the Lytton purchase price guarantee, increased borrowings by Techdyne due to working capital requirements from increased business and interest on borrowings under our line of credit for our medical products division to fund payments under letters of credit for foreign purchases.

         A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 9.00% at March 31, 2000 and 8.50% at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $16,620,000 at March 31, 2000, which reflected an increase of $780,000 (5%) during the three months ended March 31, 2000. This included a decrease in cash of $1,727,000 including net cash used in operating activities of $920,000, net cash used in investing activities of $2,459,000 (including additions to property, plant and equipment of $420,000 and a loan to Linux Global Partners of $2,000,000), and net cash provided by financing activities of $1,651,000 (including net line of credit borrowings of $985,000, other long-term borrowings of $150,000, payments on long-term debt of $195,000 and proceeds from exercise of DCA warrants of $713,000).

         During the first quarter of 2000, approximately 167,000 of DCA's 2,300,000 publicly traded redeemable stock purchase warrants were exercised with net proceeds to DCA of approximately $712,000. See Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

         On January 27, 2000, we acquired a 6% interest in Linux Global Partners for $90, in connection with which we loaned Linux Global Partners $1,500,000 at a 10% annual interest rate, to be repaid with accrued interest by January 26, 2001. We had an option which we exercised on March 27, 2000 to acquire an additional 2% interest in Linux Global Partners for $30 in conjunction with which we loaned an additional $500,000 to Linux Global Partners. We borrowed the funds for the loans from DCA at a 10% annual interest rate. See Note 11 to "Notes to Consolidated Condensed Financial Statements".

         On February 9, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election. The line of credit had an outstanding balance of approximately $2,962,000 at March 31, 2000 and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The term of credit had an outstanding balance of approximately $983,000 at March 31, 2000. Total outstanding borrowings under the refinanced loans amounted to approximately $3,152,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Lytton has a $3,000,000 three year committed line of credit and a $1,400,000 term loan and a $500,000 equipment loan agreement. The line of credit originally for one year, was amended to a three-year term coinciding with the term of our line of credit with the interest rates the same as provided to Techdyne in its credit facilities. The line of credit had a balance of approximately $3,000,000 at March 31, 2000 and approximately $2,830,000 at December 31, 1999. The term loan had a balance of approximately $1,218,000 at March 31, 2000 and $1,283,000 at December 31, 1999. The equipment loan agreement had an outstanding balance of $150,000 at March 31, 2000 with no balance outstanding at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $101,000 at March 31, 2000 and $113,000 at December 31, 1999. In July 1994, Techdyne (Europe) obtained a 15-year mortgage on its facility which had a U.S. dollar equivalency of $476,000 at March 31, 2000 and $489,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Techdyne acquired Lytton on July 31, 1997. The Stock Purchase Agreement also provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $396,000, $290,000 and $154,000 paid in April 2000, April, 1999, and April, 1998, respectively. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

         Techdyne is seeking to further expand its operations possibly through acquisitions of companies in similar businesses, as with the Lytton acquisition. There can be no assurance that Techdyne would be able to finance such acquisitions from its own capital or be able to obtain sufficient external financing.

         DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $264,000 at March 31, 2000 and $282,000 at December 31, 1999. DCA has an equipment financing agreement for kidney dialysis machines for its facilities. DCA had outstanding balances under this agreement of $703,000 at March 31, 2000 and $731,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment line of credit secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. There were no outstanding borrowings under this line of credit as of March 31, 2000 or December 31, 1999.

         DCA is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers, requires capital. DCA has entered into agreements with medical directors and intends to establish additional facilities in Georgia and Ohio. As of March 31, 2000, the professional association providing medical director services to the Vineland, New Jersey center and the professional corporations providing medical director services to the Manahawkin, New Jersey and Carlisle and Chambersburg, Pennsylvania facilities had a 20% interest in those subsidiaries. In April 2000, a professional association with which the medical director for the Vineland, New Jersey center is affiliated acquired an additional 29% interest for $203,000, increasing the minority ownership in that facility to 49% and reducing DCA's ownership to 51%. DCA purchased land in February 2000 in South Georgia and anticipates commencement of construction of a new dialysis center in the immediate future. The professional association which will provide medical director services to the Georgia facility will have an initial 30% ownership with DCA owning 70%. DCA is in different phases of negotiations with physicians for additional outpatient centers various states. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion.

         The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

         We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

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

PROPOSED DCA MERGER AND ACQUISITION

         On October 20, 1999, DCA entered into an Agreement and Plan of Merger pursuant to which MainStreet IPO.com Inc. would merge with DCA and own approximately 80% of DCA, and issue its shares to the DCA shareholders, with a simultaneous sale of DCA's assets to us in consideration for approximately 90% of our ownership in DCA, our assumption of DCA's long-term debt and other liabilities, and our waiver of most proceeds from the potential exercise of outstanding DCA warrants and DCA underwriters' options. These proposed transactions are subject to the approval of the public minority shareholders of DCA (we are not voting our minority interest of DCA). The SEC has provided extensive comments to MainStreet's registration statement, which includes DCA's proxy statement, including its position that MainStreet should register as a broker-dealer. The parties are attempting to resolve these matters. There is no assurance the proposed DCA merger with MainStreet and sale of DCA operations to us will be approved or completed. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    Part I Exhibits

                             (27)    Financial Data Schedule (for SEC use only)

                    Part II Exhibits

                             (10)    Material Contracts

                                     (i)      Line of Credit Agreement between
                                              the Company and Equitable Bank
                                              dated November 22, 1999.

                                     (ii)     Line of Credit Promissory Note
                                              from the Company to Equitable Bank
                                              Dated November 22, 1999.

                                     (iii)    Addendum to Promissory Note from
                                              the Company to Dialysis
                                              Corporation of America dated March
                                              27, 2000.

           (b)      Reports on Form 8-K

                    A Current Report on Form 8-K was filed on February 15, 2000 relating to Item 5. "Other Events" disclosing a loan to and investment in a new technology fund by our new technology division. No financial statements were filed.

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

Dated:  May 15, 2000

                                  EXHIBIT INDEX

 Exhibit
   No.
--------
Part I            Exhibits

                  (27)     Financial Data Schedule (for SEC use only)

Part II           Exhibits

                  (10)     Material Contracts

                           (i) Line of Credit Agreement between the Company and Equitable Bank dated November 22, 1999.

                           (ii) Line of Credit Promissory Note from the Company to Equitable Bank dated November 22, 1999.

                           (iii) Addendum to Promissory Note from the Company to Dialysis Corporation of America dated March 27, 2000.