Form 10-Q
period 2000-06-30
MEDICORE INC
filed 2000-08-14
CIK 8643

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,710,540 shares as of July 31, 2000

                      MEDICORE, INC. AND SUBSIDIARIES

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operation (Unaudited) for the three months and six months ended June 30, 2000 and June 30, 1999 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
------   --------------------

         1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2000 and June 30, 1999.

         2) Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 2000.

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

                       MEDICORE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
REVENUES
  Sales                                      $14,606,437   $12,175,190   $29,336,235   $23,434,286
  Realized gain on sale of marketable
    securities                                       ---       228,078           ---       228,078
  Gain on subsidiary warrants exercise             4,970           ---       251,330           ---
  Other income                                   150,438       124,184       265,975       256,491
                                             -----------   -----------   -----------   -----------
                                              14,761,845    12,527,452    29,853,540    23,918,855

COST AND EXPENSES
  Cost of goods sold                          12,380,462    10,423,042    25,294,822    20,243,663
  Selling, general and administrative
    expenses                                   2,422,692     2,174,797     4,801,665     4,042,690
  Interest expense                               219,123       150,832       425,585       289,854
                                             -----------   -----------   -----------   -----------
                                              15,022,277    12,748,671    30,522,072    24,576,207
                                             -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST                        (260,432)     (221,219)     (668,532)     (657,352)

Income tax provision (benefit)                    91,029        (5,480)      181,646       (50,567)
                                             -----------   -----------   -----------   -----------

LOSS BEFORE MINORITY INTEREST                   (351,461)     (215,739)     (850,178)     (606,785)

Minority interest in loss of
    consolidated subsidiaries                    (35,546)      (89,357)     (164,654)     (193,866)
                                             -----------   -----------   -----------   -----------

          NET LOSS                           $  (315,915)  $  (126,382)  $  (685,524)  $  (412,919)
                                             ===========   ===========   ===========   ===========

Loss per share:
   Basic                                       $(.06)        $(.02)         $(.12)       $(.07)
                                               =====         =====          =====        =====
   Diluted                                     $(.06)        $(.02)         $(.12)       $(.07)
                                               =====         =====          =====        =====


See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             2000         1999(A)
                                                                             ----         ------
                                                                         (Unaudited)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $ 1,707,693   $ 4,151,150
  Marketable securities                                                       17,716         9,520
  Accounts receivable, less allowances of
   $383,000 at June 30, 2000 and $431,000 at December 31, 1999             9,091,155     8,958,837
  Note receivable                                                          2,000,000           ---
  Inventories, less allowance for obsolescence
   of $840,000 at June 30, 2000 and $724,000 at December 31, 1999         10,832,796    10,097,974
  Prepaid expenses and other current assets                                1,025,551       810,806
  Deferred tax asset                                                         625,474       614,308
                                                                         -----------   -----------
          Total current assets                                            25,300,385    24,642,595

PROPERTY AND EQUIPMENT
  Land and improvements                                                    1,208,308     1,012,455
  Building and building improvements                                       3,194,247     3,071,948
  Equipment and furniture                                                 11,710,957    11,455,449
  Leasehold improvements                                                   2,304,257     2,243,658
                                                                         -----------   -----------
                                                                          18,417,769    17,783,510
  Less accumulated depreciation and amortization                           7,706,152     7,309,250
                                                                         -----------   -----------
                                                                          10,711,617    10,474,260
DEFERRED EXPENSES AND OTHER ASSETS                                            87,372       111,392

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $838,000 at June 30, 2000
   and $749,000 at December 31, 2000                                       3,688,488     3,381,718
                                                                         -----------   -----------
                                                                         $39,787,862   $38,609,965
                                                                         ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                                             $       ---   $    30,024
  Accounts payable                                                         5,680,004     5,568,972
  Accrued expenses and other current liabilities                           2,518,320     2,210,345
  Current portion of long-term debt                                          931,284       732,677
  Income taxes payable                                                       205,117       260,481
                                                                         -----------   -----------
          Total current liabilities                                        9,334,725     8,802,499

LONG-TERM DEBT                                                             9,026,526     8,363,497

DEFERRED INCOME TAXES                                                      1,910,249     1,814,743

MINORITY INTEREST IN SUBSIDIARIES                                          6,316,432     5,346,779

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
     issued and outstanding 5,710,540 shares at June 30, 2000
     and 5,707,540 shares at December 31, 1999                                57,105        57,075
  Capital in excess of par value                                          11,651,152    11,961,030
  Retained earnings                                                        1,650,357     2,335,881
  Accumulated other comprehensive loss:
     Foreign currency translation adjustment                                (143,432)      (74,505)
     Unrealized (loss) gain on marketable securities for sale                (15,252)        2,966
                                                                         -----------   -----------
          Total accumulated other comprehensive loss                        (158,684)      (71,539)
                                                                         -----------   -----------
             Total Stockholders' Equity                                   13,199,930    14,282,447
                                                                         -----------   -----------
                                                                         $39,787,862   $38,609,965
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

                       MEDICORE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         -------------------------
                                                                             2000          1999
                                                                             ----          ----
OPERATING ACTIVITIES
  Net loss                                                               $  (685,524)  $  (412,919)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                           946,483       835,568
      Amortization                                                           108,089        87,391
      Bad debt expense                                                       101,930        46,467
      Provision for inventory obsolescence                                   239,950       167,073
      Gain on sale of securities                                                 ---      (228,078)
      Minority interest                                                     (164,654)     (193,866)
      Stock option compensation                                               96,750       153,000
      Consultant stock options expense                                        16,553           ---
      Finder's fee stock option expense                                       64,500           ---
      Gain on subsidiary warrants exercise                                  (251,330)          ---
      Deferred income taxes                                                   95,506           ---
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                                 (287,313)   (1,008,630)
        Inventories                                                       (1,022,927)   (1,705,928)
        Prepaid expenses and other current assets                           (243,149)      179,575
        Accounts payable                                                     128,824     1,463,923
        Accrued expenses and other current liabilities                       342,243       238,961
        Income taxes payable                                                 (55,281)     (252,034)
                                                                         -----------   -----------
          Net cash used in operating activities                             (569,350)     (629,497)

INVESTING ACTIVITIES
  Additions to property and equipment, net of minor disposals             (1,202,338)     (988,966)
  Additions to notes receivable                                           (2,000,000)          ---
  Subsidiary acquisition payments                                           (395,806)     (289,531)
  Proceeds from sale of securities                                               ---       128,591
  Purchase of marketable securities                                          (37,580)      (29,210)
  Sale of minority interest in subsidiaries                                  206,000         4,000
  Deferred expenses and other assets                                           4,425        51,314
                                                                         -----------   -----------
          Net cash used in investing activities                           (3,425,299)   (1,123,802)

FINANCING ACTIVITIES
  Line of credit net borrowings                                            1,041,169       375,349
  Payments on short-term bank borrowings                                     (30,024)          ---
  Proceeds from long-term borrowings                                         150,000       375,000
  Payments on long-term borrowings                                          (375,083)     (460,519)
  Repurchase of stock                                                            ---        (8,166)
  Deferred financing costs                                                      (407)         (452)
  Exercise of stock options and warrants                                     739,168           500
                                                                         -----------   -----------
          Net cash provided by financing activities                        1,524,823       281,712
Effect of exchange rate fluctuations on cash                                  26,369       (33,975)
                                                                         -----------   -----------
Decrease in cash and cash equivalents                                     (2,443,457)   (1,505,562)
Cash and cash equivalents at beginning of year                             4,151,150     7,294,707
                                                                          -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $1,707,693    $5,789,145
                                                                          ==========    ==========


See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 59.4% owned subsidiary, Dialysis Corporation of America ("DCA") and its subsidiaries and Medicore's 70.9% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                      June 30,    December 31,
                                                        2000         1999
                                                     -----------  ------------


Electronic and mechanical components, net:
      Finished goods                                 $   635,434  $ 1,018,131
      Work in process                                  2,692,595    2,463,191
      Raw materials and supplies                       6,739,568    6,010,987
                                                     -----------  -----------
                                                      10,067,597    9,492,309
     Medical supplies                                    765,199      605,665
                                                     -----------  -----------
                                                     $10,832,796  $10,097,974
                                                     ===========  ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                                      June 30,    December 31,
                                                        2000         1999
                                                     -----------  ------------

     Accrued compensation                            $   597,526  $   609,708
     Other                                             1,920,794    1,600,637
                                                     -----------  -----------
                                                     $ 2,518,320  $ 2,210,345
                                                     ===========  ===========

Loss Per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 2000 or for the same period of the preceding year as a result of exercise prices and the net loss, since to include them would be anti-dilutive.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
Net loss, numerator-basic
  computation                                $(315,915)    $(126,382)    $(685,524)   $(412,919)
Adjustment due to subsidiaries'
  dilutive securities                              ---          (102)          ---          ---
                                             ---------     ---------     ---------    ---------
Net loss as adjusted, numerator-
  diluted computation                        $(315,915)    $(126,484)    $(685,524)   $(412,919)
                                             =========     =========     =========    =========
Weighted average shares                      5,710,540     5,712,287     5,709,458    5,713,905
                                             =========     =========     =========    =========

Loss per share:
Basic                                         $(.06)         $(.02)        $(.12)      $(.07)
                                              =====          =====         =====       =====
Diluted                                       $(.06)         $(.02)        $(.12)      $(.07)
                                              =====          =====         =====       =====

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


                                                      June 30,    December 31,
                                                        2000         1999
                                                     -----------  ------------


Cost                                                 $  42,317     $  4,737
Unrealized holding (losses) gains                      (24,601)       4,783
                                                     ---------     --------
Fair value                                           $  17,716     $  9,520
                                                     =========     ========

     Unrealized holding (losses) gains, which amounted to $(24,601) less a deferred tax (credit) of $(9,349) at June 30, 2000, and $4,783 less deferred taxes of $1,817 at December 31, 1999, are included separately as a component of accumulated other comprehensive loss in stockholders' equity.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Comprehensive Loss

     Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized (loss) gain on marketable securities. Below is a detail of comprehensive loss for the three months and six months ended June 30, 2000 and June 30, 1999:


                                                Three Months Ended           Six Months Ended
                                                ------------------          ------------------
                                                      June 30,                   June 30,
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
Net loss                                     $(315,915)    $(126,382)    $(685,524)    $(412,919)
Other comprehensive loss:
Foreign currency translation adjustments       (63,364)      (22,960)      (68,927)      (65,632)
Unrealized loss on marketable securities:
Unrealized holding loss arising during
  period, net of tax                           (30,514)       (2,687)      (18,218)       (2,687)
Less:  reclassification adjustment, net of
  tax, for gain included in net (loss) income      ---       (80,373)          ---      (130,204)
                                             ---------     ---------     ---------     ---------
Unrealized loss on marketable securities       (30,514)      (83,060)      (18,218)     (132,891)
                                             ---------     ---------     ---------     ---------
Total other comprehensive loss                 (93,878)     (106,020)      (87,145)     (198,523)
                                             ---------     ---------     ---------     ---------
Comprehensive loss                           $(409,793)    $(232,402)    $(772,669)    $(611,442)
                                             =========     =========     =========     =========

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

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 2000 and June 30, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Opera-ting results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1999.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 3--Long-Term Debt

     In February 2000, Techdyne refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year line of credit maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at LIBOR plus 2.50%. This line of credit had an out-standing balance of approximately $3,255,000 at June 30, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $933,000 at June 30, 2000. If Techdyne achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and LIBOR alternatives. The loans are secured by the business assets of Techdyne and are cross-collateralized with the debt of Lytton. These loans replaced bank debt which consisted at December 31, 1999 of a line of credit with an outstanding balance of $1,600,000, term loans with a combined outstanding balance of approximately $1,552,000 and another bank loan with an outstanding balance of $145,000. The total principal balance refinanced was approximately $3,260,000 representing a non-cash financing activity which is a supple-mental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95). The refinancing also included payment of approximately $17,000 accrued interest.

     In conjunction with Techdyne's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of Techdyne's loan agreements.

     Lytton has a $3,000,000 three year line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,742,000 at June 30, 2000 and $2,830,000 at December 31, 1999. Lytton has a $1,400,000
installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,153,000 at June 30, 2000 and $1,283,000 at December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at June 30, 2000 with no outstanding balance as of December 31, 1999. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at LIBOR plus 2.50%.

     Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $90,000 at June 30, 2000 and $113,000 at December 31, 1999 and is secured by equipment.

     In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $439,000 at June 30, 2000 and $489,000 at December 31, 1999 based on exchange rates in effect at each of these dates.

     The Company's medical products division had two lines of credit with local Florida banks, one a secured $350,000 line with a maturity of April 22, 2001 with interest at prime plus 1% payable monthly. This line of credit is secured by the accounts receivable and inventory of the Company's medical products division and had an outstanding balance of approximately $152,000 at June 30, 2000 and no balance outstanding at December 31, 1999. The other line was an unsecured $65,000 line of credit which matured May 1, 2000 with interest at prime payable monthly. This line had an outstanding balance of approxi-mately $30,000 at December 31, 1999.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 3--Long-Term Debt--(Continued)

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $109,000 and $125,000 at June 30, 2000 and December 31, 1999, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $137,000 and $157,000 at June 30, 2000 and December 31, 1999, respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of June 30, 2000 or December 31, 1999.

     DCA has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 11.84% pursuant to various schedules extending through May 2005. Additional financing of $34,000 and $90,000 during the six months ended June 30, 2000 and June 30, 1999 represents a noncash financing activity, which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $717,000 and $731,000 at June 30, 2000 and December 31, 1999, respectively.

     The prime rate was 9.50% as of June 30, 2000 and 8.50% as of December 31, 1999.

     Interest payments on long-term debt amounted to approximately $208,000 and $373,000 for the three months and six months ended June 30, 2000 and $144,000 and $286,000 for the same periods of the preceding year.

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

     The Company had a domestic income tax expense of approximately $91,000 and $182,000 for the three months and six months ended June 30, 2000, which included deferred taxes of $2,000 and $96,000, respectively, on DCA warrant exercises, and a domestic income tax benefit of approximately $5,000 and $51,000 for the same periods of the preceding year. See Note 9.

     Techdyne (Europe) had no income tax expense or benefit for the three months or six months ended June 30, 2000 or for the same periods of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

     Income tax payments refunds were approximately $10,000 and $188,000 for the three months and six months ended June 30, 2000 and $96,000 and $(33,000) for the same periods of the preceding year.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 5--Stock Options

      The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000 at which time they expired. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. There were 838,000 options outstanding at March 31, 2000 under the 1989 plan, of which 803,000 options expired, leaving a balance of 35,000
options outstanding at June 30, 2000.   On July 27, 2000, the board granted
820,000 five-year non-qualified stock options to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan. The options are exercisable at $1.38, the market price on the date of grant.

     On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 175,000 non-qualified and 300,000 incentive stock options which was subject to shareholder approval obtained May 24, 2000, prior to which the options were restricted from exercise. The Company recorded an expense of approximately $97,000 on 75,000 of these options in May 2000.

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

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. The options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

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

     In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant with 345,000 of these options outstanding at June 30, 2000. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 36,000 options outstanding at June 30, 2000. On August 25, 1999, Techdyne granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at June 30, 2000. On December 15, 1999, Techdyne granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with
16,000 options outstanding at June 30, 2000.   On May 24, 2000, Techdyne
granted 3,000 options exercisable for three years through May 23, 2000 at $4.00 per share which remain outstanding at June 30, 2000.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)



NOTE 5--Stock Options

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees and consultants of which there were 4,500 outstanding as of June 30, 2000. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003.

     In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25 in the second quarter of 1999. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year recourse promissory notes with interest at the short-term treasury rate.

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

     Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services with the agreement to end on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 and resulted in approximately $8,000 and $16,000 expense during the three months and six months ended June 30, 2000.

NOTE 6--Commitments and Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of June 30, 2000.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months and six months ended June 30, 2000 amounted to approximately $19,000 and $42,000, with such expense amounting to approximately $21,000 and $41,000 for the same periods of the preceding year.

     Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the six months ended June 30, 2000, approximately $112,000 was paid under the lease compared to approximately $109,000 paid for the same period of the preceding year.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

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

                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                                      --------                   --------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Electro-Mechanical
  External                                   $12,296,979   $10,473,061   $24,945,592   $20,306,708
  Intersegment Sales                                 ---           ---           ---        23,468
Medical Products                                 252,425       263,442       652,319       543,657
Medical Services                               2,206,807     1,557,611     3,997,171     2,812,735
New technology                                    49,863           ---        77,123          ---
Corporate                                         53,269       301,896       337,450      393,230
Elimination of corporate rental charges
  to electro-mechanical manufacturing           (35,670)       (23,500)      (57,290)     (46,907)
Elimination of corporate rental charges
  to medical products                            (1,830)           ---        (3,660)         ---
Elimination of corporate interest charge
  to electro-mechanical manufacturing            (7,427)       (44,514)      (14,406)     (89,121)
Elimination of medical services interest
  charge to new technology                      (49,863)           ---       (77,123)         ---
Elimination of medical services
  interest charge to corporate                   (2,708)          (544)       (3,636)      (1,447)
Elimination of electro-mechanical
  manufacturing sales to medical products           ---            ---           ---      (23,468)
                                             -----------   -----------   -----------   -----------
                                             $14,761,845   $12,527,452   $29,853,540   $23,918,855
                                             ===========   ===========   ===========   ===========

BUSINESS SEGMENT PROFIT (LOSS)
Electro-Mechanical                           $    29,402   $    38,024   $  (191,297)  $   (84,191)
Medical Products                                 (99,735)      (74,180)     (141,679)      (84,564)
Medical Services                                 (23,011)     (323,508)     (235,200)     (542,770)
New technology                                       ---           ---       (64,500)          ---
Corporate                                       (167,088)      138,535       (35,856)       54,173
                                             -----------   -----------   -----------   -----------
                                             $  (260,432)  $  (221,219)  $  (668,532)  $  (657,352)
                                             ===========   ===========   ===========   ===========

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

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 8-Acquisition--Continued

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

NOTE 9--Subsidiary Stock Offerings

     Pursuant to a 1998 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April
16, 1999 and extended to June 30, 2000, at which time the remaining out-standing warrants expired. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

     During the first half of 2000, approximately 170,000 DCA warrants were exercised with net proceeds to DCA of approximately $727,000. Certain of these proceeds may go to MainStreetIPO.com Inc. if the proposed merger of DCA with that company is completed. See Note 10. In accordance with its accounting policy, the Company recognized gains of approximately $5,000 and $251,000 and deferred income taxes of approximately $2,000 and $96,000 related to DCA warrant exercises during the three months and six months ended June 30, 2000.

NOTE 10--Proposed Merger and Acquisition

     On October 20, 1999, DCA entered into an Agreement and Plan of Merger with MainStreet IPO.com, Inc. ("MainStreet") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet Sub"). The proposed merger anticipates MainStreet Sub merging into DCA with DCA surviving, changing its name to MainStreet Sub, and becoming a wholly-owned subsidiary of MainStreet. DCA shareholders would receive, on a one-for-one basis, shares of common stock of MainStreet, which company filed a registration statement in February 2000 with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus an indeterminate number of shares for resale by certain affiliates of DCA, MainStreet and certain private investors of MainStreet. DCA's proxy statement, which is part of MainStreet's registration statement, will solicit the minority shareholders for approval of the merger and related transactions at such time as the SEC declares the registration effective. There were extensive comments by the SEC staff to the registration statement including certain regulatory issues as to MainStreet's requirement to register as a broker-dealer, which MainStreet has been attempting to resolve.

     Immediately prior to the proposed merger, DCA will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of the Company, with this subsidiary also assuming all liabilities of DCA. The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly, MainStreet's ability to satisfy a variety of SEC concerns, the SEC declaring MainStreet's registration statement, which includes DCA's proxy statement, effective, and thereafter, DCA shareholder approval. Should DCA's minority shareholders approve the transactions, the Company will own 100% of the dialysis operations, and DCA's shareholders will become shareholders of MainStreet.

                       MEDICORE, INC. AND SUBSIDIARIES

                                June 30, 2000
                                 (Unaudited)

NOTE 10--Proposed Merger and Acquisition--Continued

     Assuming completion of the proposed merger, 20% of the net proceeds from exercise of DCA's publicly traded warrants from the date of the Merger Agreement, October 20, 1999, up to $1,000,000, would go to the Company. If the merger is not completed, net proceeds from warrant exercises would remain with DCA to be used in its business and for development of additional dialysis centers. See Note 9.

     MainStreet developed a central website to provide business entities with the necessary tools to perform direct public offering of their securities. Based on regulatory issues, MainStreet is restructuring its proposed opera-tions, but a substantial amount of time has elapsed since it filed its registration statement in February, 2000, and there can be no assurance that MainStreet will satisfy the SEC's concerns and the regulatory issues its proposed plan of operations faces. Another company, CEO Letter, LLC, which will become a wholly-owned subsidiary of MainStreet at the time of the merger, provides chief executive officers of public companies the forum to discuss their companies over the internet. MainStreet has not initiated its proposed operations to date. See Notes 11 and 12.

NOTE 11--Investment

     On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners, a holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate to be repaid with accrued interest by January 26, 2001. In March 2000, the Company exercised the option to acquire the additional 2% interest in Linux Global Partners in conjunction with which it loaned Linux Global Partners an additional $500,000. On August 9, 2000, the Company loaned an additional $200,000 to Linux Global Partners for 30 days at an annual interest rate of 10%. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same maturities as the Company's loans to Linux Global Partners.

     The Company issued options to purchase 150,000 shares of its common stock to MainStreet and two of its officers as a finder's fee in conjunction with the Company's investment in the Linux Global Partners and recorded an expense of approximately $65,000 on these options in January 2000. See Note 10.

NOTE 12--Loan to MainStreet

     In July 2000, DCA loaned $140,000 to MainStreet pursuant to a one year convertible promissory note secured by 300,000 shares of Linux Global Partners owned by MainStreet. DCA has the right to convert the note into common shares of MainStreet at the exercise price of $1.23 per share. The note bears interest at prime plus 1/2% payable on the earlier of failure of DCA's shareholder to approve its proposed merger with MainStreet before November 1, 2000 or at maturity on July 11, 2001. See Notes 10 and 11.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its public subsidiary, DCA, is engaged, our business strategies and plans for future operations, DCA's proposed merger with MainStreet and sale of its dialysis operations to us, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of our subsidiaries, Techdyne's Registration Statements as filed with the Commission, Form SB-2 (effective September 13, 1995) and Form S-3 (effective December 11, 1996), and DCA's Registration Statements, Form SB-2, as filed with the Commission (effective on April 17, 1996) and Form S-3 (effective July 1, 1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

    Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of Techdyne's large customers would have a material adverse effect on Techdyne's and the Company's results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any termina-tions of manufacturing relationships or changes, reductions or delays in orders, as has occurred in the past, could have an adverse effect on our results of operations and financial condition. Our and Techdyne's results also depend to a substantial extent on the success of Techdyne's OEM customers in marketing their products. Techdyne continues the diversification of its customer base to reduce its reliance on its few major customers.

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

     Techdyne uses enterprise resource planning through its Visual Manufac-turing system in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the timely availability of many components. Component shortages resulted in manufacturing and shipping delays and increased component prices, which have had an adverse effect on Techdyne's and our results of operations during the first half of 2000. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufacture.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by DCA. Additionally, there is intense competition for retaining qualified nephrologists, who are the primary source of patients and are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be profitable, if at all. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller developing patient base.

Results of Operations

     Consolidated revenues increased by approximately $2,234,000 (18%) and $5,935,000 (25%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. Sales revenues increased by approximately $2,431,000 (20%) and $5,902,000 (25%) compared to the preceding year. Other income increased approximately $26,000 and $9,000 for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year, which includes interest earned on the Company's loan to Linux Global Partners which more than offset a reduction in interest on other invested funds. We recorded gains of approximately $5,000 and $251,000 related to DCA warrant exercises during the first and second quarters of 2000. See Notes 9 and 11 to "Notes to Consolidated Condensed Financial Statements."

    Techdyne sales increased approximately $1,824,000 (17%) and $4,627,000 (23%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. There was an overall increase in domestic sales of $1,369,000 (14%) and $4,086,000 (22%), and an increase in European sales of $455,000 (63%) and $541,000 (33%) compared to the preceding year. Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses with net losses for this subsidiary amounting to $114,000 and $207,000 for the three months and six months ended June 30, 2000 and $201,000 and $278,000 for the same periods of the preceding year. Techdyne (Europe) has continued its efforts at new business development which has resulted in increased sales and reduced losses in 2000 compared to 1999; however, the continuing losses have resulted in our ongoing evaluation of the future prospects for this facility.

     Approximately 51% of Techdyne's consolidated sales and 44% of our consolidated sales for the six months ended June 30, 2000 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and our consolidated sales include Motorola, which accounted for 11% and 9%, and PMI Food Group, which accounted for 16% and 14%, respectively. Approximately $3,963,000 (34%) of Lytton's sales were to PMI Food Group, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and our operations if such sales are not replaced.

     Medical product sales revenues decreased by approximately $11,000 (4%) for the three months ended June 30, 2000 and increased by $109,000 (20%) for the six months ended June 30, 2000 compared to the same periods of the preceding year. Decreased sales of the principal product of this division due to reductions in government purchases and foreign competition have been offset by sales of new products. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. The Medical Products Division has expanded its product line with several diabetic disposable products. No assurance can be given that these efforts will be successful.

     Medical service revenues, which represent the revenues of our dialysis division, DCA, increased approximately $619,000 (43%) and $1,143,000 (44%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $227,000 and $574,000, increased revenues of approximately $16,000 and $55,000 for the Manahawkin, New Jersey center, and revenues of $376,000 and $514,000 for our new center in Vineland, New Jersey which commenced operations in February 2000. Although operations of new centers result in additional revenues, while they are in the developmental stage their operating results adversely affect DCA's and our results of operations. As a result of having centers in the developmental stage which have not achieved sufficient patient count to cover fixed operating costs, DCA has continued to experience operations losses.

     Cost of goods sold as a percentage of consolidated sales amounted to 85% and 86% for the three months and six months ended June 30, 2000 compared to 86% for the same periods of the preceding year.

     Cost of goods sold for Techdyne as a percentage of sales amounted to 88% and 90% for the three months and six months ended June 30, 2000 and 88% and 89% for the same periods of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base. Increases in component costs during the first half of 2000 has had a negative effect on profit margins.


    Cost of goods sold by the medical products division increased to 93% and 87% for the three months and six months ended June 30, 2000 compared to 83% and 74% for the same periods of the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division and sales of new products with lower profit margins.

    Cost of medical services sales amounted to 64% and 65% for the three months and six months ended June 30, 2000 compared to 70% and 72% for the same periods of the preceding year reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

     Selling, general and administrative expenses increased by approximately $248,000 and $759,000 for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. This increase reflects operations of DCA's new dialysis center in Vineland, New Jersey, $65,000 expense from issuance by us of stock options as a finders fee related to our investment in Linux Global Partners and approximately $97,000 in conjunction with issuance of non-employee stock options. Also included are the cost of additional support personnel for both DCA and Techdyne, and increased marketing costs associated with Techdyne's efforts to expand sales.

    Interest expense increased by approximately $68,000 and $136,000 for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year, which includes increased borrowings of Lytton, including funding of the remaining $1,100,000 payment in July, 1999, on the Lytton purchase price guarantee, increased borrowings by Techdyne due to working capital requirements from increased business and interest on borrowings under our line of credit for our medical products division to fund payments under letters of credit for foreign purchases.

     A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 9.50% at June 30, 2000 and 8.50% at December 31, 1999.

Liquidity and Capital Resources

     Working capital totaled $15,966,000 at June 30, 2000, which reflected an increase of $126,000 (1%) during the six months ended June 30, 2000.
This included a decrease in cash of $2,443,000, including net cash used in operating activities of $569,000, net cash used in investing activities of $3,425,000 (including additions to property, plant and equipment of $1,202,000, a loan to Linux Global Partners of $2,000,000, $396,000 additional consideration regarding the Lytton acquisition and $206,000 from the sale of minority interest in dialysis subsidiaries), and net cash provided by financing activities of $1,525,000 (including net line of credit borrowings of $1,041,000, other long-term borrowings of $150,000, payments on long-term debt of $375,000 and proceeds from exercise of DCA warrants of $739,000).

     During the first half of 2000, approximately 170,000 of DCA's 2,300,000 publicly traded redeemable stock purchase warrants were exercised with net proceeds to DCA of approximately $727,000 with the balance of these warrants expiring on June 30, 2000. See Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

     On January 27, 2000, we acquired a 6% interest in Linux Global Partners for $90, in connection with which we loaned Linux Global Partners $1,500,000 at a 10% annual interest rate, to be repaid with accrued interest by January 26, 2001. We had an option which we exercised on March 27, 2000 to acquire an additional 2% interest in Linux Global Partners for $30 in conjunction with which we loaned an additional $500,000 to Linux Global Partners. On August 9, 2000, we loaned an additional $200,000 to Linux Global Partners for 30 days at an annual interest rate of 10%. We borrowed the funds for the loans from DCA at a 10% annual interest rate. See Note 11 to "Notes to Consolidated Condensed Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of DCA and our Company, of which he is also President, is a director of Linux Global Partners.

     In July 2000, DCA loaned $140,000 to MainStreet pursuant to a one year secured convertible promissory note. See Notes 10 and 12 to "Notes to Consolidated Condensed Financial Statements."

     On February 9, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced a line of credit and three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank.
The new financing includes a $4,500,000 three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election, and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The line of credit had an outstanding balance of approximately $3,255,000 at June 30, 2000 and the term loan had an outstanding balance of approximately $933,000 at June 30, 2000. Total outstanding borrowings under the refinanced loans amounted to approximately $3,297,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has a $3,000,000 three year line of credit, a $1,400,000 term loan and a $500,000 equipment loan agreement. The line of credit originally for one year, was amended to a three-year term coinciding with the term of our line of credit with the interest rates the same as provided to Techdyne in its credit facilities. The line of credit had a balance of approximately $2,742,000 at June 30, 2000 and approximately $2,830,000 at December 31, 1999.
The term loan had a balance of approximately $1,153,000 at June 30, 2000 and $1,283,000 at December 31, 1999. The equipment loan agreement had an outstanding balance of $150,000 at June 30, 2000 with no balance outstanding at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $90,000 at June 30, 2000 and $113,000 at December 31, 1999. In July 1994, Techdyne (Europe) obtained a 15-year mortgage on its facility which had a U.S. dollar equivalency of $730,000 at June 30, 2000 and $489,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     Techdyne is seeking to further expand its operations possibly through acquisitions of companies in similar businesses, as with the Lytton acquisi-tion. There can be no assurance that Techdyne would be able to finance such acquisitions from its own capital or be able to obtain sufficient external financing.

    DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $246,000 at June
30, 2000 and $282,000 at December 31, 1999. DCA has an equipment financing agreement for kidney dialysis machines for its facilities. DCA had outstanding balances under this agreement of $717,000 at June 30, 2000 and $731,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 develop-ment and equipment line of credit secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. There were no outstanding borrowings under this line of credit as of June 30, 2000 or December 31, 1999.

     DCA is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers, requires capital. DCA has entered into agreements with medical directors and intends to establish additional facilities in Georgia and Ohio. As of June 30, 2000, the professional corporations providing medical director services to the Manahawkin, New Jersey and Carlisle and Chambersburg, Pennsylvania facilities had a 20% interest in those subsidiaries. In April 2000, a professional association with which the medical director for the Vineland, New Jersey center is affiliated acquired an additional 29% interest for $203,000, increasing the minority ownership in that facility to 49% and reducing DCA's ownership to 51%. DCA purchased land in February 2000 in South Georgia and is in the process of constructing a new dialysis center which we anticipate will commence operations
in the fourth quarter of 2000.   There will be a 30% minority ownership in this
facility with DCA owning 70%. We have entered lease and medical director agreements and are in the planning stage for a new center in Ohio in which DCA will have a 40% ownership interest and the medical director will have a 60% ownership with the center expected to commence operations in the fourth quarter of 2000. DCA is in different phases of negotiations with physicians for additional outpatient centers various states. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion.

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

Proposed DCA Merger and Acquisition

     On October 20, 1999, DCA entered into an Agreement and Plan of Merger pursuant to which MainStreet IPO.com Inc. would merge with DCA and own approximately 80% of DCA, and issue its shares to the DCA shareholders, with a simultaneous sale of DCA's assets to us in consideration for approximately 90% of our ownership in DCA, our assumption of DCA's long-term debt and other liabilities, and our waiver of most proceeds from the potential exercise of outstanding DCA warrants and DCA underwriters' options. These proposed transactions are subject to the approval of the public minority shareholders of DCA (we are not voting our minority interest of DCA). The SEC has provided extensive comments to MainStreet's registration statement, which includes DCA's proxy statement, including its position that MainStreet should register as a broker-dealer. The parties are attempting to resolve these matters. There is no assurance the proposed DCA merger with MainStreet and sale of DCA operations to us will be approved or completed. See Notes 10, 11 and 12 to "Notes to Consolidated Condensed Financial Statements."

Inflation

     We attempt to pass on increased costs and expenses incurred in the electronic and electro-mechanical and medical products divisions by increasing selling prices when and where possible, and by developing different and improved products for our customers that can be sold at targeted profit margins. In our medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increases in component costs have had an adverse affect on the results of operations of our electronic and electro-mechanical division during the first half of 2000.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     On May 24, 2000, the annual meeting of shareholders was held to elect two members, Anthony D'Amore and Robert P Magrann, to the Class 2 members of the board of directors of the Company to serve for a three-year term until the annual meeting of shareholders in the year 2003. Mr. D'Amore was reelected as board member by a vote of 5,033,441 shares for, 13,740 shares Against, abstentions of 312,862 shares and no broker non-votes. Mr. Magrann was reelected as a board member by a vote of 5,037,001 shares for, 10,188 shares against, abstentions of 312,862 and no broker non-votes. Wiss & Co. LLP, the Company's independent accountants were ratified as the Company's independent auditors for 2000, with 5,331,617 votes for ratification, with 16,667 votes against ratification and 11,757 abstentions with no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

             None

          Part II Exhibits

             None

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                          /s/ DANIEL R. OUZTS

                                       By---------------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated:  August 14, 2000