Form 10-Q
period 2000-09-30
MEDICORE INC
filed 2000-11-14
CIK 8643

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

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2000 and September 30, 1999 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999.

     2) Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                         PART I  --  FINANCIAL INFORMATION
                         ---------------------------------

Item 1.  Financial Statements
------   --------------------

                         MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,               September 30,
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
REVENUES
  Sales                                      $16,112,940   $15,993,496   $45,449,175   $39,427,782
  Realized gain on sale of marketable
   securities                                        ---           ---           ---       228,078
  Gain on subsidiary warrants exercise               ---           ---       251,330           ---
  Other income                                   132,030       104,485       398,005       360,976
                                             -----------   -----------   -----------   -----------
                                              16,244,970    16,097,981    46,098,510    40,016,836

COST AND EXPENSES
  Cost of goods sold                          13,521,332    13,313,681    38,816,154    33,557,344
  Selling, general and administrative
   expenses                                    2,275,658     2,064,583     7,077,323     6,107,273
  Interest expense                               237,678       186,052       663,263       475,906
                                             -----------   -----------   -----------   -----------
                                              16,034,668    15,564,316    46,556,740    40,140,523
                                             -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES
    AND MINORITY INTEREST                        210,302       533,665      (458,230)     (123,687)

Income tax provision                             126,281        98,621       307,927        48,054
                                             -----------   -----------   -----------   -----------

INCOME  (LOSS) BEFORE MINORITY INTEREST           84,021       435,044      (766,157)     (171,741)

Minority interest in earnings (loss) of
   consolidated subsidiaries                      66,579       220,673       (98,075)       26,807
                                             -----------   -----------   -----------   -----------

          NET INCOME (LOSS)                  $    17,442   $   214,371   $  (668,082)  $  (198,548)
                                             ===========   ===========   ===========   ===========

Earnings (loss) per share:
  Basic                                          $ --          $.04          $(.12)       $(.03)
                                                 ====          ====          =====        =====
  Diluted                                        $ --          $.04          $(.12)       $(.04)
                                                 ====          ====          =====        =====

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                        September 30,  December 31,
                                                                             2000        1999(A)
                                                                        ------------   -----------
                                                                         (Unaudited)
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   533,663   $ 4,151,150
  Marketable securities                                                       13,970         9,520

  Accounts receivable, less allowances of $394,000 at
   September 30, 2000 and $431,000 at December 31, 1999                    9,136,193     8,958,837
  Note receivable                                                          2,200,000           ---
  Inventories, less allowance for obsolescence of $851,000
   at September 30, 2000 and $724,000 at December 31, 1999                11,194,106    10,097,974
  Prepaid expenses and other current assets                                1,120,825       810,806
  Deferred tax asset                                                         626,897       614,308
                                                                         -----------   -----------
          Total current assets                                            24,825,654    24,642,595

PROPERTY AND EQUIPMENT
  Land and improvements                                                    1,204,708     1,012,455
  Building and building improvements                                       3,605,412     3,071,948
  Equipment and furniture                                                 11,740,733    11,455,449
  Leasehold improvements                                                   2,306,415     2,243,658
                                                                         -----------   -----------
                                                                          18,857,268    17,783,510
  Less accumulated depreciation and amortization                           8,054,927     7,309,250
                                                                         -----------   -----------
                                                                          10,802,341    10,474,260
DEFERRED EXPENSES AND OTHER ASSETS                                           125,074       111,392

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
  less accumulated amortization of $885,000 at September 30, 2000
  and $749,000 at December 31, 2000                                        3,641,754     3,381,718
                                                                         -----------   -----------
                                                                         $39,394,823   $38,609,965
                                                                         ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank borrowings                                             $       ---   $    30,024
  Accounts payable                                                          4,583,391    5,568,972
  Accrued expenses and other current liabilities                            2,453,009    2,210,345
  Current portion of long-term debt                                           966,719      732,677
  Income taxes payable                                                        270,613      260,481
                                                                         -----------   -----------
          Total current liabilities                                        8,273,732     8,802,499

LONG-TERM DEBT                                                             9,638,641     8,363,497

DEFERRED INCOME TAXES                                                      1,910,249     1,814,743

MINORITY INTEREST IN SUBSIDIARIES                                          6,375,485     5,346,779

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
   issued and outstanding 5,710,540 shares at September 30, 2000
   and 5,707,540 shares at December 31, 1999                                  57,105        57,075
  Capital in excess of par value                                          11,651,152    11,961,030
  Retained earnings                                                        1,667,799     2,335,881
  Accumulated other comprehensive loss:
   Foreign currency translation adjustment                                  (161,765)      (74,505)
   Unrealized (loss) gain on marketable securities for sale                  (17,575)        2,966
                                                                         -----------   -----------
      Total accumulated other comprehensive loss                            (179,340)      (71,539)
                                                                         -----------   -----------
          Total stockholders' equity                                      13,196,716    14,282,447
                                                                         -----------   -----------
                                                                         $39,394,823   $38,609,965
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

                         MEDICORE, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



    September 30,

                                                                             Nine Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                             2000         1999
                                                                             ----         ----
OPERATING ACTIVITIES
  Net loss                                                               $  (668,082)  $  (198,548)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                          1,438,794     1,275,569
     Amortization                                                            164,455       132,624
     Bad debt expense                                                        145,668        75,908
     Provision for inventory obsolescence                                    361,626       304,665
     Gain on sale of securities                                                  ---      (228,078)
     Minority interest                                                       (98,075)       26,807
     Stock option compensation                                                96,750       153,000
     Consultant stock options expense                                         23,448           ---
     Finders fee stock option expense                                         64,500           ---
     Gain on subsidiary warrants exercise                                   (251,330)          ---
     Deferred income taxes                                                    95,506           ---
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                  (385,729)   (4,025,045)
       Inventories                                                        (1,503,714)   (2,942,683)
       Prepaid expenses and other current assets                            (203,333)      117,742
       Accounts payable                                                     (968,246)    3,515,663
       Accrued expenses and other current liabilities                        277,695       479,197
       Income taxes payable                                                   10,215      (173,764)
                                                                         -----------   -----------
          Net cash used in operating activities                           (1,399,852)   (1,486,943)

INVESTING ACTIVITIES
  Additions to property and equipment, net of minor disposals             (1,706,467)   (1,383,767)
  Additions to note receivable                                            (2,200,000)          ---
  Loan to MainStreet                                                        (140,000)          ---
  Subsidiary acquisition payments                                           (395,806)   (1,389,531)
  Proceeds from sale of securities                                               ---       228,078
  Purchase of marketable securities                                          (37,580)      (29,210)
  Sale of minority interest in subsidiaries                                  206,000         6,040
  Deferred expenses and other assets                                         (43,206)       40,356
                                                                         -----------   -----------
          Net cash used in investing activities                           (4,317,059)   (2,528,034)

FINANCING ACTIVITIES
  Line of credit net borrowings                                            1,791,481     1,906,514
  Short-term bank borrowings                                                     ---       375,000
  Payments on short-term borrowings                                          (30,024)     (375,000)
  Repurchase of stock                                                            ---        (8,166)
  Long-term borrowings                                                       150,000       766,667
  Payments on long-term borrowings                                          (553,630)     (749,073)
  Exercise of stock options and warrants                                     739,168           500
  Deferred financing costs                                                      (386)         (139)
                                                                         -----------   -----------
          Net cash provided by financing activities                        2,096,609     1,916,303
Effect of exchange rate fluctuations on cash                                   2,815       (17,224)
                                                                         -----------   -----------
Decrease in cash and cash equivalents                                     (3,617,487)   (2,115,898)
Cash and cash equivalents at beginning of year                             4,151,150     7,294,707
                                                                         -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   533,663   $ 5,178,809
                                                                         ===========   ===========

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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

Inventories

     Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                   September 30, December 31,
                                                       2000          1999
                                                   ------------  ------------
     Electronic and mechanical components, net:
      Finished goods                               $   696,290   $ 1,018,131
      Work in process                                2,489,117     2,463,191
      Raw materials and supplies                     7,181,475     6,010,987
                                                   -----------   -----------
                                                    10,366,882     9,492,309
     Medical supplies                                  827,224       605,665
                                                   -----------   -----------
                                                   $11,194,106   $10,097,974
                                                   ===========   ===========

Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                                   September 30, December 31,
                                                       2000          1999
                                                   ------------  ------------
     Accrued compensation                          $   614,413   $   609,708
     Other                                           1,838,596     1,600,637
                                                   -----------   -----------
                                                   $ 2,453,009   $ 2,210,345
                                                   ===========   ===========

Earnings (Loss) Per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 2000 or for the same period of the preceding year as a result of exercise prices and or net losses, since to include them would be anti-dilutive.

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--Continued

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,               September 30,
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
Net income (loss), numerator-basic
  computation                                $    17,442   $   214,371   $  (668,082)  $  (198,548)
Adjustment due to subsidiaries' dilutive
  securities                                         ---       (10,011)          ---       (22,242)
                                             -----------   -----------   -----------   -----------
Net income (loss) as adjusted,
  numerator-diluted computation              $    17,442   $   204,360   $  (668,082)  $  (220,790)
                                             ===========   ===========   ===========   ===========

Weighted average shares-denominator
  basic computation                            5,710,540     5,707,540     5,709,821     5,705,540
Effect of dilutive securities:
Stock options                                     20,131           ---           ---           ---
Weighted average shares, as
  adjusted-denominator diluted computation     5,730,671     5,705,540     5,709,821     5,705,540
                                             ===========   ===========   ===========   ===========
Earnings (loss) per share:
  Basic                                          $ --          $.04          $(.12)        $(.03)
                                                 ====          ====          =====         =====
  Diluted                                        $ --          $.04          $(.12)        $(.04)
                                                 ====          ====          =====         =====

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

                                                   September 30, December 31,
                                                       2000          1999
                                                   ------------  ------------
Cost                                                 $ 42,317      $  4,737
Unrealized holding (losses) gains                     (28,347)        4,783
                                                     --------      --------
Fair value                                           $ 13,970      $  9,520
                                                     ========      ========

     Unrealized holding (losses) gains, which amounted to $(28,347) less a deferred tax (credit) provision of $(10,772) at September 30, 2000, and $4,783 less deferred taxes of $1,817 at December 31, 1999, are included separately as a component of accumulated other comprehensive (loss) in stockholders' equity.

Comprehensive (Loss) Income

     Comprehensive (loss) income consists of net (loss) income, foreign currency translation adjustments and unrealized gain (loss) on marketable securities. Below is a detail of comprehensive (loss) income for the three months and nine months ended September 30, 2000 and September 30, 1999:

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--Continued

                                                 Three Months Ended      Nine Months Ended
                                                   September 30,               September 30,
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
Net income (loss)                            $   17,442    $  214,371    $ (668,082)   $ (198,548)
Other comprehensive (loss) income:
Foreign currency translation adjustments        (18,333)       41,393       (87,260)      (24,239)
Unrealized loss on marketable securities:
Unrealized holding loss arising during
   period, net of tax                            (2,323)       (2,329)      (20,541)       (5,016)
Less:  reclassification adjustment, net
   of tax, for gain included in net loss            ---           ---           ---      (130,204)
                                             ----------    ----------    ----------    ----------
Unrealized loss on marketable securities         (2,323)       (2,329)      (20,541)     (135,220)
                                             ----------    ----------    ----------    ----------
Total other comprehensive (loss) income         (20,656)       39,064      (107,801)     (159,459)
                                             ----------    ----------    ----------    ----------
Comprehensive (loss) income                  $   (3,214)   $  253,435    $ (775,883)   $ (358,007)
                                             ==========    ==========    ==========    ==========

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

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 2000 and September 30, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 1999.

NOTE 3--Long-Term Debt

     In February 2000, Techdyne refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year line of credit maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at LIBOR plus 2.50%. This line of credit had an outstanding balance of approximately $3,807,000 at September 30, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $883,000 at September 30, 2000. If Techdyne achieves certain financial criteria for its year ended December 31, 2000, it would receive a rate reduction under both the prime and LIBOR alternatives. The loans are secured by the business assets of Techdyne and are cross-collateralized with the debt of Lytton. These loans replaced bank debt which consisted at December 31, 1999 of a line of credit with an outstanding balance of $1,600,000, term loans with a combined outstanding balance of approximately $1,552,000 and another bank loan with an outstanding balance of $145,000. The total principal

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)




NOTE 3--Long-Term Debt--Continued

balance refinanced was approximately $3,260,000 representing a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows"
(FAS 95). The refinancing also included payment of approximately $17,000 accrued interest.

     In conjunction with Techdyne's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of Techdyne's loan agreements.

     Lytton has a $3,000,000 three year line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,985,000 at September 30, 2000 and $2,830,000 at December 31, 1999. Lytton has a $1,400,000 installment loan with interest at prime minus 1/4% and monthly payments of $23,333 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,091,000 at September 30, 2000 and $1,283,000 at December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank payable through June 30, 2004 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at September 30, 2000 with no outstanding balance as of December 31, 1999. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at LIBOR plus 2.50%.

     Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2001 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $78,000 at September 30, 2000 and $113,000 at December 31, 1999 and is secured by equipment.

     In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $421,000 at September 30, 2000 and $489,000 at December 31, 1999 based on exchange rates in effect at each of these dates.

     The Company's medical products division had two lines of credit with local Florida banks, one a secured $350,000 line with a maturity of April 22, 2001 with interest at prime plus 1% payable monthly. This line of credit is secured by the accounts receivable and inventory of the Company's medical products division and had an outstanding balance of approximately $106,000 at September 30, 2000 and no balance outstanding at December 31, 1999. The other line was an unsecured $65,000 line of credit which matured May 1, 2000 with interest at prime payable monthly. This line had an outstanding balance of approximately $30,000 at December 31, 1999.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $101,000 and $125,000 at September 30, 2000 and December 31, 1999, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $127,000 and $157,000 at September 30, 2000 and December 31, 1999,
respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of September 30, 2000 or December 31, 1999.

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 3--Long-Term Debt--(Continued)

     DCA has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 11.84% pursuant to various schedules extending through August 2005. Additional financing of $108,000 and $141,000 during the nine months ended September 30, 2000 and September 30, 1999 represents a noncash financing activity, which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $781,000 and $731,000 at September 30, 2000 and December 31, 1999, respectively.

     The prime rate was 9.5% as of September 30, 2000 and 8.5% as of December 31, 1999.

     Interest payments on long-term debt amounted to approximately $239,000 and $612,000 for the three months and nine months ended September 30, 2000 and $161,000 and $449,000 for the same periods of the preceding year.

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

     The Company had a domestic income tax expense of approximately $126,000 and $308,000 for the three months and nine months ended September 30, 2000, respectively, which included deferred taxes of $96,000 for the nine month period with no such taxes during the third quarter on DCA warrant exercises, and a domestic income tax provision of approximately $99,000 and $48,000 for the same periods of the preceding year. See Note 9.

     Techdyne (Europe) had no income tax expense or benefit for the three months or nine months ended September 30, 2000 or for the same periods of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

     Income tax payments refunds were approximately $4,000 and $192,000 for the three months and nine months ended September 30, 2000 and $41,000 and $6,000 for the same periods of the preceding year.

NOTE 5--Stock Options

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted non-qualified stock options for 809,000 shares of its common stock, as a service award to officers, directors, and certain employees of the Company and certain of its subsidiaries under its 1989 Plan. The options were exercisable at $3.00 per share, reduced to $2.38 per share on December 31, 1996, through April 17, 2000 at which time they expired. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. There were 838,000 options outstanding at March 31, 2000 under the 1989 plan, of which 803,000 options expired, leaving a balance of 35,000 options outstanding at September 30, 2000. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan. The options are exercisable at $1.38, the market price on the date of grant.

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 5--Stock Options-Continued

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

     In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant with 325,000 of these options outstanding at September 30, 2000. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 10,000 options outstanding at September 30, 2000. On August 25, 1999, Techdyne granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at September 30, 2000. On December 15, 1999, Techdyne granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with
13,000 options outstanding at September 30, 2000.   On May 24, 2000, Techdyne
granted 3,000 options exercisable for three years through May 23, 2000 at $4.00 per share which remain outstanding at September 30, 2000. On October 16, 2000, Techdyne granted 90,000 three year stock options with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002.

     In November 1995, DCA adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November 1995, DCA's board of directors granted 210,000 options to certain of its officers, directors and employees and consultants of which there were 4,500 outstanding as of September 30, 2000. These options vested immediately and were exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003.

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

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 5--Stock Options--Continued

     Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services which agreement ended on September 15, 2000. The consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that expired on September 15, 2000. These options were valued at $40,000 and resulted in approximately $7,000 and $23,000 expense during the three months and nine months ended September 30, 2000.

NOTE 6--Commitments and Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of September 30, 2000.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months and nine months ended September 30, 2000 amounted to approximately $25,000 and $67,000, with such expense amounting to approximately $26,000 and $67,000 for the same periods of the preceding year.

     Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the nine months ended September 30, 2000, approximately $169,000 was paid under the lease compared to approximately $164,000 paid for the same period of the preceding year.

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

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 7--Business Segment and Geographic Area Data--Continued

                                                 Three Months Ended         Nine Months Ended
                                                   September 30,               September 30,
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Electro-Mechanical
  External                                   $13,625,918   $14,141,050   $38,571,510   $34,447,758
  Intersegment Sales                                 ---           ---           ---        23,468
Medical Products                                 228,943       312,644       881,262       856,301
Medical Services                               2,391,747     1,641,114     6,388,918     4,453,849
New Technology                                    53,261           ---       130,384           ---
Corporate                                         48,081        72,081       385,531       465,311
Elimination of corporate rental charges
  to electro-mechanical manufacturing            (35,690)      (23,500)      (92,980)      (70,407)
Elimination of corporate rental charges
  to medical products                             (1,810)          ---        (5,470)          ---
Elimination of corporate interest charge
  to electro-mechanical manufacturing             (8,020)      (45,357)      (22,426)     (134,478)
Elimination of medical services interest
  charge to new technology                       (53,261)          ---      (130,384)          ---
Elimination of medical services
  interest charge to corporate                    (4,199)          (51)       (7,835)       (1,498)
Elimination of electro-mechanical
  manufacturing sales to medical products            ---           ---           ---       (23,468)
                                             -----------   -----------   -----------   -----------
                                             $16,244,970   $16,097,981   $46,098,510   $40,016,836
                                             ===========   ===========   ===========   ===========

BUSINESS SEGMENT PROFIT (LOSS)
Electro-Mechanical                           $   331,000   $   736,932   $   139,703   $   652,741
Medical Products                                 (71,875)      (46,365)     (213,554)     (130,929)
Medical Services                                  22,812       (49,981)     (212,388)     (592,751)
New Technology                                       ---           ---       (64,500)          ---
Corporate                                        (71,635)    ( 106,921)     (107,491)      (52,748)
                                             -----------   -----------   -----------   -----------
                                             $   210,302   $   533,665   $  (458,230)  $  (123,687)
                                             ===========   ===========   ===========   ===========

NOTE 8--Acquisition

     On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock. Techdyne guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. The purchase price in excess of the fair value of net assets acquired is being amortized over 25 years. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999 and April 1998, respectively, based on sales levels. As the contingencies have been resolved, additional consideration due, has been recorded as goodwill, and is being amortized over the remainder of the initial 25 year life of the goodwill.

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

                         MEDICORE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 9--Subsidiary Stock Offerings



     Pursuant to a 1998 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining outstanding warrants expired. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

     During the first half of 2000, approximately 170,000 DCA warrants were exercised with net proceeds to DCA of approximately $727,000. In accordance with its accounting policy, the Company recognized a gain of approximately $251,000 and deferred income taxes of approximately $96,000 related to DCA warrant exercises during the nine months ended September 30, 2000.

NOTE 10--Proposed Merger and Acquisition

     On October 20, 1999, DCA entered into an Agreement and Plan of Merger with MainStreet IPO.com Inc. ("MainStreet"). In August 2000, DCA terminated the proposed merger as a result of MainStreet's failure to satisfy conditions contemplated by the merger agreement.

NOTE 11--Investment

     On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners, a holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate to be repaid with accrued interest by January 26, 2001. In March 2000, the Company exercised the option to acquire the additional 2% interest in Linux Global Partners in conjunction with which it loaned Linux Global Partners an additional $500,000. On August 9, 2000, the Company loaned an additional $200,000 to Linux Global Partners at an annual interest rate of 10% initially for 30 days, with the maturity having been extended. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same interest rates and maturities as the Company's loans to Linux Global Partners. Interest on the notes amounted to approximately $53,000 and $130,000 for the three months and nine months ended September 30, 2000.

     The Company issued options to purchase 150,000 shares of its common stock to MainStreet and two of its officers as a finder's fee in conjunction with the Company's investment in the Linux Global Partners and recorded an expense of approximately $65,000 on these options in January 2000. See Note 10.

NOTE 12--Loan to MainStreet

     In July 2000, DCA loaned $140,000 to MainStreet pursuant to a one year convertible promissory note secured by 300,000 shares of Linux Global Partners owned by MainStreet. The note is recorded as prepaid expenses and other current assets on the Company's balance sheet. The note bore interest at prime plus 1/2% payable on the earlier of failure of DCA's shareholder to approve its proposed merger with MainStreet before November 1, 2000 or at maturity on July 11, 2001. The proposed merger was terminated in, and accordingly the note came due November 1, 2000. See Note 10. Upon MainStreet's failure to repay the loan, DCA has retained the 300,000 shares of Linux Global Partners held as security in satisfaction of MainStreet's obligations under the note. See Note 11.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its public subsidiary, DCA, is engaged, our business strategies and plans for future operations, our needs for capital expendi-tures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of our subsidiaries, Techdyne's Registration Statement as filed with the Commission, Form S-3 (effective December 11, 1996), and DCA's Registration Statement, Form S-3, as filed with the Commission (effective July 1, 1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

     Techdyne's electronic and electro-mechanical manufacturing operations continue to depend upon a relatively small number of customers for a signifi-cant percentage of its net revenue. Significant reductions in sales to any of Techdyne's large customers would have a material adverse effect on Techdyne's and the Company's results of operations. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design modifications, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. Any terminations of manufacturing relationships or changes, reductions or delays in orders, as has occurred in the past, could have an adverse effect on our results of operations and financial condition. Our and Techdyne's results also depend to a substan-tial extent on the success of Techdyne's OEM customers in marketing their products. Techdyne continues the diversification of its customer base to reduce its reliance on its few major customers.

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

     Techdyne uses enterprise resource planning through its Visual Manufacturing system in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the imely availability of many components. Component shortages resulted in manufacturing and shipping delays and increased component prices, which have had an adverse effect on Techdyne's and our results of operations during the first nine months of 2000. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufacture.

     Techdyne's, and in turn, our results of operations are affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

    With respect to our dialysis operations, essential to profitability is Medicare reimbursement, which is at a fixed rate determined by HCFA. The level of DCA's, and therefore, our revenues and profitability are affected by potential legislation relating to reimbursement rates. There is currently proposed legislation which, if adopted, would increase dialysis rates an additional 1.2% in 2001. Operating costs in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by DCA. Additionally, there is intense competition for retaining qualified nephrologists, who are the primary source of patients and are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be profitable, if at all. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller developing patient base.

Results of Operations

     Consolidated revenues increased by approximately $147,000 (1%) and $6,082,000 (15%) for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. Sales revenues increased by approximately $119,000 (1%) and $6,021,000 (15%) compared to the preceding year. Other income increased approximately $28,000 and $37,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year, which includes interest earned on the Company's loan to Linux Global Partners which more than offset a reduction in interest on other invested funds. We recorded gains of approximately $251,000 related to DCA warrant exercises during the first nine months of 2000. See Notes 9 and 11 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne sales decreased approximately $513,000 (4%) for the three months ended September 30, 2000 and increased approximately $4,114,000 (12%) for the nine months ended September 30, 2000 compared to the same periods of the preceding year. There was a decrease in domestic sales of $1,102,000 (8%) for the three months ended September 30, 2000 and an increase of $2,984,000 (9%) for the nine months ended September 30, 2000 compared to the same periods of the preceding year. European sales increased $590,000 (71%) and $1,130,000 (46%) for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses with net losses for this subsidiary amounting to $16,000 and $223,000 for the three months and nine months ended September 30, 2000 and $164,000 and $442,000 for the same periods of the preceding year. Techdyne (Europe) has continued its efforts at new business development which has resulted in increased sales and reduced losses in 2000 compared to 1999.

     Approximately 54% of Techdyne's consolidated sales and 46% of our consolidated sales for the nine months ended September 30, 2000 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and our consolidated sales include PMI Food Group, which accounted for 17% and 15%, Alcatel, which accounted for 12% and 10%, and Trilithic which accounted for 10% and 9%, respectively. Approximately $6,661,000 (36%) of Lytton's sales were to PMI Food Group, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and our operations if such sales were not replaced.

    Medical product sales revenues decreased by approximately $84,000 (26%) and increased by $25,000 (3%) for the three months and nine months ended September 30, 2000, compared to the same periods of the preceding year. Decreased sales of the principal product of this division due to reductions in government purchases and foreign competition have been offset by sales of new products. The medical products division has expanded its product line with several diabetic disposable products. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. No assurance can be given that these efforts will be successful.

     Medical service revenues, which represent the revenues of our dialysis division, DCA, increased approximately $716,000 (46%) and $1,859,000 (45%) for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $174,000 and $749,000, increased revenues of approximately $58,000 and $113,000 for the Manahawkin, New Jersey center, and revenues of $484,000 and $997,000 for our new center in Vineland, New Jersey which commenced operations in February 2000. Although operations of new centers result in additional revenues, while they are in the developmental stage their operating results adversely affect DCA's and our results of operations. As a result of having centers in the developmental stage which have not achieved sufficient patient count to cover fixed operating costs, DCA has continued to experience operational losses.

     Cost of goods sold as a percentage of consolidated sales amounted to 84% and 85%for the three months and nine months ended September 30, 2000 compared to 83% and 85% for the same periods of the preceding year.

     Cost of goods sold for Techdyne as a percentage of sales amounted to 88% and 89% for the three months and nine months ended September 30, 2000 compared to 85% and 87% for the same periods of the preceding year reflecting changes in product mix and a diversification of Techdyne's customer base. Increases in component costs during the first nine months of 2000 has had a negative effect on profit margins. Additionally, a worldwide shortage of key electronic components has adversely impacted Techdyne's, and accordingly our, sales and earnings.

     Cost of goods sold by the medical products division increased to 85% and 86% for the three months and nine months ended September 30, 2000 compared to 79% and 76% for the same periods of the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division and sales of new products with lower profit margins.

     Cost of medical services sales amounted to 64% and 65% for the three months and nine months ended September 30, 2000 compared to 67% and 70% for the same periods of the preceding year reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

     Selling, general and administrative expenses increased by approximately $211,000 and $970,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. This increase reflects operations of DCA's new dialysis center in Vineland, New Jersey, $65,000 expense from issuance by us of stock options as a finders fee related to our investment in Linux Global Partners and approximately $97,000 in conjunction with issuance of non-employee stock options. Also included are the cost of additional support personnel for both DCA and Techdyne, and increased marketing costs associated with Techdyne's efforts to expand sales.

     Interest expense increased by approximately $52,000 and $187,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year, which includes increased borrowings of Lytton, including funding of the remaining $1,100,000 payment in July, 1999, on the Lytton purchase price guarantee, increased borrowings by Techdyne due to working capital requirements from increased business and interest on borrowings under our line of credit for our medical products division to fund payments under letters of credit for foreign purchases.

     A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 9.5% at September 30, 2000 and 8.5% at December 31, 1999.

Liquidity and Capital Resources

     Working capital totaled $16,552,000 at September 30, 2000, which reflected an increase of $712,000 (4%) during the nine months ended September 30, 2000. This included a decrease in cash of $3,617,000, including net cash used in operating activities of $1,400,000 net cash used in investing activities of $4,317,000 (including additions to property, plant and equipment of $1,706,000, loans to Linux Global Partners of $2,200,000, a $140,000 loan to MainStreet by DCA, $396,000 additional consideration regarding the Lytton acquisition and $206,000 from the sale of minority interests in dialysis subsidiaries), and net cash provided by financing activities of $2,097,000 (including net line of credit borrowings of $1,791,000, other long-term borrowings of $150,000, payments on long-term debt of $554,000, and proceeds from exercise of DCA warrants of $727,000).

     During the first nine months of 2000, approximately 170,000 of DCA's 2,300,000 publicly traded redeemable stock purchase warrants were exercised with net proceeds to DCA of approximately $727,000 with the balance of these warrants having expired on September 30, 2000. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     On January 27, 2000, we acquired a 6% interest in Linux Global Partners for $90, in connection with which we loaned Linux Global Partners $1,500,000 at a 10% annual interest rate, to be repaid with accrued interest by January 26, 2001. We had an option which we exercised on March 27, 2000 to acquire an additional 2% interest in Linux Global Partners for $30 in conjunction with which we loaned an additional $500,000 to Linux Global Partners. On August 9, 2000, we loaned an additional $200,000 to Linux Global Partners at an annual interest rate of 10% initially for 30 days, which has been extended. We borrowed the funds for the loans from DCA at a 10% annual interest rate. See
Note 11 to "Notes to Consolidated Condensed Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of DCA and our Company, of which he is also President, is a director of Linux Global Partners.

     In July 2000, DCA loaned $140,000 to MainStreet pursuant to a secured convertible promissory note. DCA retained 300,000 shares of Linux Global Partners held as security for the loan when MainStreet failed to repay the loan on November 1, 2000. See Notes 10 and 12 to "Notes to Consolidated Condensed Financial Statements."

     On February 9, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced a line of credit and three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing includes a $4,500,000 three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election, and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The line of credit had an outstanding balance of approximately $3,807,000 at September 30, 2000 and the term loan had an outstanding balance of approximately $883,000 at September
30, 2000. Total outstanding borrowings under the refinanced loans amounted to approximately $3,297,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has a $3,000,000 three year line of credit, a $1,400,000 term loan and a $500,000 equipment loan agreement. The line of credit originally for one year, was amended to a three-year term coinciding with the term of our line of credit with the interest rates the same as provided to Techdyne in its credit facilities. The line of credit had a balance of approximately $2,985,000 at September 30, 2000 and approximately $2,830,000 at December 31, 1999. The term loan had a balance of approximately $1,091,000 at September 30, 2000 and $1,283,000 at December 31, 1999. The equipment loan agreement had an outstanding balance of $150,000 at September 30, 2000 with no balance outstanding at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $78,000 at September 30, 2000 and $113,000 at December 31, 1999. In July 1994, Techdyne (Europe) obtained a 15-year mortgage on its facility which had a U.S. dollar equivalency of $421,000 at September 30, 2000 and $489,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $228,000 at September 30, 2000 and $282,000 at December 31, 1999. DCA has an equipment financing agreement for kidney dialysis machines for its facilities. DCA had outstanding balances under this agreement of $781,000 at September 30, 2000 and $731,000 at December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment line of credit secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. There were no outstanding borrowings under this line of credit as of September 30, 2000 or December 31, 1999.

     DCA is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers, requires capital. DCA opened three new dialysis centers since February, 2000, one in New Jersey and two in Georgia, and anticipates opening a ninth dialysis facility in Ohio in the fourth quarter of 2000. DCA has a 40% ownership interest in that facility. Additionally, DCA initiated acute in-hospital services in hospitals in New Jersey and Pennsylvania in October, 2000. DCA is in different phases of negotiations with physicians for additional out-patient centers various states. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion.

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

Proposed DCA Merger and Acquisition

     On October 20, 1999, DCA entered into an Agreement and Plan of Merger pursuant to which MainStreet IPO.com Inc. would merge with DCA and own approximately 80% of DCA. The proposed merger was terminated in August 2000.

Inflation

     We attempt to pass on increased costs and expenses incurred in the electronic and electro-mechanical and medical products divisions by increasing selling prices when and where possible, and by developing different and improved products for our customers that can be sold at targeted profit margins. In our medical services segment, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increases in component costs have had an adverse affect on the results of operations of our electronic and electro-mechanical division during the first nine months of 2000.

                           PART II -- OTHER INFORMATION
                           ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

            None

          Part II Exhibits

            None

     (b)  Reports on Form 8-K

         (i) Item 5, "Other Events" re: appointment of Class 1 director filed July 20, 2000.
         (ii) Item 5, "Other Events" re: grant of non-qualified stock options; and loan to Linux Global Partners, Inc., and borrowing from Dialysis Corporation of America filed August 10, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MEDICORE, INC.

                                /s/ Daniel R. Ouzts

                             By---------------------------------
                                DANIEL R. OUZTS, Vice President/
                                Finance, Controller and Chief
                                Financial Officer

Dated:  November 14, 2000