Form 10-Q/A
period 2000-09-30
MEDICORE INC
filed 2000-11-16
CIK 8643

FORM 10-Q/A#1

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 5,710,540 shares as of October 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended Quarterly Report on Form 10-Q/A#1 to be signed on its behalf by the undersigned thereunto duly authorized.

                             MEDICORE, INC.

                                /s/ Daniel R. Ouzts

                             By---------------------------------
                                DANIEL R. OUZTS, Vice President/
                                Finance, Controller and Chief
                                Financial Officer

Dated:  November 16, 2000