Form 10-K
period 2000-12-31
MEDICORE INC
filed 2001-04-02
CIK 8643

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2000

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from____________ to __________
Commission file number 0-6906

                                 MEDICORE, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                          59-0941551
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  2337 WEST 76TH STREET, HIALEAH, FLORIDA                           33016
 (Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (305) 558-4000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS

                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 23, 2001 was approximately $3,408,150.

         As of March 21, 2001 the company had outstanding 5,710,540 shares of common stock.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1995, 1997, and 1998 Part IV, Exhibits.

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

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                                                           PAGE

                                     PART I

         Item 1.    Business..............................................   1

         Item 2.    Properties............................................  20

         Item 3.    Legal Proceedings.....................................  22

         Item 4.    Submission of Matters to a Vote

                    of Security Holders...................................  22

                                     PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters.......................  23

         Item 6.    Selected Financial Data...............................  23

         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........  24

         Item 7A.   Quantitative and Qualitative
                    Disclosures About Market Risk.........................  32

         Item 8.    Financial Statements and Supplementary Data...........  32

         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................  33

                                    PART III

         Item 10.   Directors and Executive Officers

                    of the Registrant.....................................  34

         Item 11.   Executive Compensation................................  36

         Item 12.   Security Ownership of Certain

                    Beneficial Owners and Management......................  45

         Item 13.  Certain Relationships and Related Transactions.........  48

                                     PART IV

         Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................  53

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of the electronics industry in which our 71% owned public subsidiary, Techdyne, Inc., is involved as a manufacturer, the nature of and future development of the dialysis industry in which our 61% owned public subsidiary, Dialysis Corporation of America, is engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar import used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement, Form S-3, as filed with the SEC (effective May 15, 1997) and the Registration Statements of our subsidiaries, Techdyne's Registration Statements as filed with the SEC, Form SB-2 (effective September 13, 1995) and Form S-3 (effective December 11, 1996), and Dialysis Corporation of America's Registration Statements, Form SB-2, as filed with the SEC (effective on April 17, 1996), and Form S-3 (effective July 1, 1999). Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which the company undertakes no obligation to revise to reflect events after the date made.

ITEM 1.  BUSINESS

GENERAL

         Medicore, Inc., incorporated in Florida in 1961, has four business segments: (i) the medical product division which distributes medical supplies;
(ii) the international contract manufacturing of electronic and electro-mechanical products, primarily for the data processing, telecommunications, instrumentation and food preparation equipment industries, accomplished through our 71.3% owned public subsidiary, Techdyne (Techdyne's wholly-owned subsidiaries include Lytton Incorporated, Techdyne (Europe) Limited, and Techdyne (Livingston) Limited); (iii) the operation of kidney dialysis centers through our 61% owned public subsidiary, Dialysis Corporation of America; and (iv) the investment in technology companies through our approximately 10% interest in Linux Global Partners, a private holding company which invests in developing Linux software companies, to which company we loaned $2,200,000. See Note 6 and Note 14 to "Notes to Consolidated Financial Statements."

         On December 11, 2000, we signed a letter of intent to sell a controlling interest of Techdyne to Simclar International Limited. The negotiations continue toward a sale of our entire interest of Techdyne for approximately $10,000,000 and a percentage of sales over a period of years. The proposed transaction is subject to reaching a final agreement and obtaining the approval of our shareholders. There is no assurance the proposed transaction will be so approved or completed.

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

         ELECTRONIC MANUFACTURING INDUSTRY

         Techdyne, Inc. is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Approximately 91% of sales are domestic, a substantial amount generated by our domestic wholly-owned subsidiary, Lytton Incorporated, and 9% are effected by our wholly owned subsidiary, Techdyne (Europe) Limited in the European markets and to a limited extent in the Middle East. Custom-designed products primarily include complex printed circuit boards, conventional and molded cables and wire harnesses, and electro-mechanical assemblies. In addition, the company provides original equipment manufacturers with value-added, turnkey contract manufacturing services and total systems assembly and integration.

         Original equipment manufacturers are looking more to contract manufacturers, like Techdyne, to provide a broader scope of value-added services, including manufacturing, engineering and test services. Another factor which leads original equipment manufacturers to utilize contract manufacturers is reduced time-to-market, accomplished by using a contract manufacturer's established manufacturing expertise with its sophisticated, technically advanced and automated manufacturing processes. This, coupled with reduced production costs through economies of scale in materials procurement, improved inventory management, access to our manufacturing technology, engineering, testing and related expertise, motivates original equipment manufacturers to work with electronic contract manufacturers like Techdyne.

         Techdyne's Business Strategy

         Techdyne's objective is to become a stronger competitive force in the electronics manufacturing services industry. In response to industry trends, particularly in view of constantly changing and improving technology and, therefore, shorter product life cycles, Techdyne focuses on product development and marketing. Techdyne seeks to develop strong, long-term alliances with major-growth original equipment manufacturers of complex, market leading products which requires providing high quality, cost-effective manufacturing services marked by a high degree of customer responsiveness and flexibility. Therefore, Techdyne's strategy is to focus on leading manufacturers of advanced electronic products that generally require custom-designed, more complex interconnect products and short lead-time manufacturing services and to target other large contract manufacturers as potential customers.

         More emphasis is placed on value-added turnkey business for the manufacture of complete finished assemblies. This is accomplished with extended technology, continuous improvement of Techdyne's processes, and early involvement in the design process using computer-aided design system.

         Management believes that Techdyne can develop closer and more economically beneficial relationships with its customers through geographically diverse manufacturing and assembly operations, presently located in Florida, Texas, Massachusetts, Ohio and Scotland. Diverse locations help satisfy costs, timely deliveries and local market requirements of our customers. We are negotiating a sale of our Techdyne ownership to Simclar International, a private U.K. company engaged in similar operations as Techdyne. We believe that opera-tions in conjunction with Simclar will have benefits to and will further Techdyne's geographic diversification and expansion goal.

         Products and Services

         The company manufactures approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, for over 100 OEM customers.

                  Printed Circuit Boards

         PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The PCBs produced by the company include pin-through-hole assemblies, low and medium volume surface mount technology assemblies, and mixed technology PCBs, which include multilayer PCBs.

         In pin-through-hole assembly production electronic components with pins or leads are inserted through pre-drilled holes in a PCB and the pins are soldered to the electrical surface of the PCB. In surface mount technology production, electronic components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. Surface mount techdnology components are smaller so they can be spaced more closely together and, unlike pin-through-hole components, surface mount technology components can be placed on both sides of a PCB. This allows for product miniaturization, while enhancing the electronic properties of the circuit. Surface mount technology manufacturing requires substantial capital investment in expensive, automated production equipment, which requires high usage. Techdyne is utilizing computerized testing system in order to verify that all components have been installed properly and meet certain functional standards, that the electrical circuits have been properly completed, and that the PCB assembly will perform its intended functions.

         One subsidiary, Lytton, with six automated lines, is more focused on PCB manufacturing, primarily for the food preparation equipment industry. Techdyne also established a 5,500 square foot manufacturing facility in Massachusetts in 1997. These expansions resulted in PCB manufacturing amounting to approximately 56% and 55% of our sales revenues in 2000 and 1999, respectively.

                  Cable and Harness Assemblies

         A cable is an assembly of electrical conductors insulated from each other, twisted around a central core and jacketed. Cables may be molded or non-molded.

         Techdyne offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include multiconductor, ribbon, co-axial cable, and discrete wire harness assemblies. Techdyne uses advanced manufacturing processes, in-line inspection and computerized automated test equipment.

         Techdyne maintains a large assortment of standard tooling for D-Subminiature, DIN connectors and phono connectors. D-Subminiatures are connectors which are over-molded with the imprint of the customer's name and part number. DIN connectors are circular connectors consisting of two to four pairs of wires used for computer keyboards.

         Flat ribbon cable or ribbon cable assemblies are cables with wires (conductors) on the same plane with connectors at each end. Flat ribbon cables are used in computer assemblies and instrumentation.

         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Our cable sales comprised approximately 34% and 35% of total sales revenue for 2000 and 1999, respectively.

                  Contract Manufacturing

         Contract manufacturing involves the manufacture of complete finished assemblies with all sheet metal, power supplies, fans, PCBs as well as complete sub-assemblies for integration into an OEM's finished products, such as speaker and lock-key assemblies and diode assemblies that consist of wire, connectors and diodes that are over-molded, packaged and bar coded for distribution. These products can be totally designed and manufactured by Techdyne through our CAD system, engineering and supply procurement. Techdyne develops manufacturing processes and tooling, and test sequences for new products of its customers, and provides design and engineering services in the early stages of product development thereby assuring mechanical and electrical considerations are integrated with a total system. Alternatively, the customer may provide specifications and Techdyne will assist in the design and engineering or manufacture to the customer's specifications.

                  Reworking and Refurbishing

         Customers provide Techdyne with materials and sub-assemblies acquired from other sources, which the customer has determined, require modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies.

         Contract manufacturing, medical product sales, reworking and refurbishing together amounted to approximately 10% of sales for each of 2000 and 1999. Management believes that PCB sales and contract manufacturing will provide Techdyne with substantial increases in revenues over the next few years.

         Manufacturing

         Components and products are custom designed and developed to fit specific customer requirements and specifications. Techdyne's goal is to develop a "partnership" relationship with its customers by providing a total manufacturing service consisting of computer integrated manufacturing and engineering services, quick-turnaround manufacturing and prototype development, materials procurement, inventory management, development of customized manufacturing processes for that particular customer's needs, and tooling and test sequences for new products according to a product design received from its customers, or developed by Techdyne based on customer requirements. Techdyne's industrial, electrical and mechanical engineers work in close liaison with its customers' engineering departments from inception through design, prototypes, production and packaging.

         Techdyne's PCB assembly operations are geared toward advanced surface mount technology. Lytton increasingly adds to Techdyne's PCB production through state-of-the-art manufacturing equipment and processes and a highly trained and experienced engineering and manufacturing workforce.

          Techdyne also offers a wide range of custom manufactured cables and harnesses for molded and mechanical applications. Techdyne uses advanced manufacturing processes, in-line inspection and testing to focus on process efficiencies and quality. The cable and harness assembly process is accomplished with automated and semi-automated preparation and insertion equipment and manual assembly techniques.

         Finished turnkey assemblies include the entire manufacturing process from design and engineering to purchasing raw materials, manufacturing and assembly of the component parts, testing, packaging and delivery of the finished product to the customer. By contracting assembly production, original equipment manufacturers are able to keep pace with continuous and complex technological changes and improvements by making rapid modifications to their products without costly retooling and without any extensive capital investments for new or altered equipment.

         The European manufacturing facility, located in Livingston, Scotland, focuses on the electronics industry producing primarily wire harnesses, electro-mechanical assemblies, and molded cables, incorporating multifaceted design and production capabilities. Significant reductions in sales of Techdyne (Europe) have resulted in net losses for this subsidiary amounting to $328,000 for 2000, and $577,000 for 1999 and $442,000 for 1998, and management is evaluating the future prospects for that facility. See "Important Events" below, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Supplies and Materials Management

         Materials used in our operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. For over six months in 2000, a worldwide shortage of key electronic components adversely impacted our sales and earnings. The shortage has diminished during the first quarter of 2001.

         Techdyne procures components from a select group of vendors which meet our standards for timely delivery, high quality and cost effectiveness. Techdyne uses ERP management technologies to manage material pipelines and vendor base to allow customers to increase or decrease volume requirements within established frameworks. Techdyne utilizes a computerized system of material requirements planning, purchasing, sales and marketing functions based on a Visual Manufacturing software system. See "Business Strategy" above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Quality and Process Control

         Techdyne's Florida and Texas facilities received from Underwriter's Laboratories, an independent quality assurance organization, the ISO 9002 quality assurance designation, which is the international standard of quality with respect to all systems of operations, including, among others, purchasing, engineering, manufacturing, sales, inventory control and quality. Techdyne (Europe) has a BS 5750 quality assurance designation from British Standards Institute. Lytton holds its ISO 9002 quality designation from Eagle Registrations, Inc. These quality assurance designations are only provided to those manufacturers which exhibit stringent quality and process control assurances after extensive evaluation and auditing by these independent quality assurance organizations. Quality control is essential to the company's operations since customers demand strict compliance with design and product specifications, and high quality production is a primary competitive standard vital to our services. Techdyne's Milford, Massachusetts facility will have a final assessment for ISO 9002 by Underwriters Laboratories during the second quarter of 2001. See "Competition" below.

         Product components, assemblies and sub-assemblies manufactured by Techdyne are thoroughly inspected visually and electronically to assure all components are made to strict specifications and are functional and safe. Strict process controls relating to the entire manufacturing process are part of Techdyne's standard operating procedure. Over the years Techdyne's product and manufacturing quality have received excellent ratings. Techdyne maintains regular contact with its customers to assure adequate information exchange and other activities necessary to assure customer satisfaction and to support its high level of quality and on-time delivery. Any adverse change in Techdyne's excellent quality and process controls could adversely affect its relationships with customers and ultimately its revenues and profitability.

         Customers

         Techdyne serves a wide range of businesses from emerging growth companies to multinational original equipment manufacturers involved in a variety of markets including computer networking systems, computer workstations, telecommunications, mass data storage systems, instrumentation and food preparation equipment industries. Techdyne's revenue is distributed over the following industry segments:

                                            Year Ended December 31,
                            --------------------------------------------------
                            2000                   1999                   1998
                            ----                   ----                   ----
Data processing              15%                    22%                    29%
Telecommunications           22%                    22%                    20%
Instrumentation              19%                    23%                    17%
Food preparation equipment   22%                    17%                    18%

         Techdyne seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of its net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on its results of operations. In the past, certain customers have terminated their manufacturing relationship with Techdyne, or otherwise significantly reduced their product orders. There can be no assurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on Techdyne's results of operations. Techdyne is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of its customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or Techdyne's customers in particular, could have a material adverse effect on results of its operations. In addition, Techdyne generates significant accounts receivable in connection with providing manufacturing services. If one or more of Techdyne's customers were to become insolvent or otherwise were unable to pay us for provided manufacturing services, its operating results and financial condition would be adversely affected. In 2000, 43% of our sales were made to numerous locations of three major customers. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth the respective portion of sales for the applicable period attributable to customers and related suppliers who accounted for more than 10% of sales in any respective period.

                                 Percentage of Sales

                                                2000        1999          1998
                                                ----        ----          ----
Illinois Tool Works (formerly
PMI Food Equipment Group)                        19%         16%           18%
Trilithic                                        12%          *             *
Alcatel                                          12%          *             *
Motorola, Inc.                                    *          13%           10%

- ---------------

*        less than 10% for that year

         Techdyne sells to approximately 100 additional other companies, which comprise the remaining 57% of sales for 2000. Lytton focuses primarily on PCB production, and had approximately 38% of its sales for fiscal 2000 to Illinois Tool Works (formerly PMI Food Group).

         Marketing and Sales

         Techdyne is pursuing expansion and diversification of its customer base and development of long-term relationships by working closely with customers starting the initial product design and development stage, and continuing throughout the manufacturing and distribution process. Techdyne's principal sources of new business are the expansion in the volume and scope of services provided to existing customers, referrals from customers and suppliers, direct sales through its sales managers and executive staff, and through independent sales representatives. Domestic operations generate sales through four regional sales managers covering the Northeast, Southeast, West and Southwest regions of the United States. There are 14 in-house sales/marketing personnel in the United States and 2 internationally. In addition to sales through sales representatives and in-house sales personnel, sales are also generated through website http://www.tcdn.com, catalogues, brochures and trade shows.

         Techdyne (Europe) has two in-house sales personnel who market its products, primarily ribbon, harness and cable assemblies, electro-mechanical products, and molded cable assemblies, as well as its reworked and refurbished products (see "Business - Products - Reworking and Refurbishing" above) to customers in Scotland, England, Ireland, Germany and the Middle East.

         Substantially all of Techdyne's sales and reorders are effected through competitive bidding. Most sales are accomplished through purchase orders with specific quantity, price and delivery terms. Some productions, such as its supplier partnerships, are accomplished under open purchase orders with components released against customer request.

         Backlog

         At December 31, 2000, Techdyne's backlog of orders amounted to approximately $18,676,000, of which approximately 66% or $12,310,000, was represented by the orders from Lytton operations and approximately 9%, or $1,711,000, was represented by orders from Techdyne (Europe) operations. Last year the backlog of orders amounted to approximately $14,643,000, of which approximately $8,179,000 (56%) was represented by the orders from its Lytton operations and approximately $959,000 (7%) was represented by orders for Techdyne (Europe) operations. Based on past experience, relationships with its customers and manufacturing capabilities, most of Techdyne's backlog orders are firm and should be filled within six months. Most of the purchase orders within which Techdyne performs do not provide for cancellation. Over the last several years cancellations have been minimal and management does not believe that any significant amount of the backlog orders will be canceled. However, based upon relationships with its customers, Techdyne occasionally allows cancellations and frequent rescheduling of deliveries. The variations in the size and delivery schedules of purchase orders received by Techdyne may result in substantial fluctuations in backlog from period to period. Since orders and commitments may be rescheduled or cancelled, and customers' lead times may vary, backlog does not necessarily reflect the timing or amount of future sales.

         DIALYSIS OPERATIONS

         Dialysis Corporation of America currently operates eight outpatient dialysis facilities, four facilities in Pennsylvania, two dialysis facilities in New Jersey, and two dialysis facilities in Georgia. We have a 40% interest in a dialysis center in Ohio, which we manage. Its ninth dialysis center is under construction and scheduled to open within next several months. These dialysis facilities are operated through subsidiaries, with Dialysis Corporation of America `s ownership ranging from 51% to 100%. Dialysis Corporation of America manages the facilities under Management Services Agreements. It also provides acute dialysis services through contractual relationships with nine hospitals and medical centers. In addition, it provides homecare services through its wholly owned subsidiary, DCA Medical Services, Inc. New dialysis facilities are anticipated, currently through construction and development as opposed to acquisition. Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff.

         Dialysis Industry

         Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, or End Stage Renal Disease which results from chemical imbalance and buildup of toxic chemicals, is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

                  ESRD Treatment Options

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. The significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to HCFA, approximately 86%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

         Home hemodialysis treatment requires the patient to be medically suitable and trained and have qualified trained assistant. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. Continuous ambulatory peritoneal dialysis utilizes dialysis solution infused manually into the patient's peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. Continuous cycling peritoneal dialysis is performed in a manner similar to continuous ambulatory peritoneal dialysis, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

         The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

         Dialysis Corporation of America's Business Strategy

         Dialysis Corporation of America has 24 years' experience in developing and operating dialysis treatment facilities. Its first priority is top quality patient care. Dialysis Corporation of America intends to continue to establish alliances with physicians and hospitals and to attempt to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize high quality patient care. Dialysis Corporation of America's smaller size allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         Dialysis Corporation of America continues to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. In 2000 it opened two new dialysis centers in Georgia. An Ohio facility in which we have a 40% interest opened in February, 2001. We have another dialysis facility under construction in Georgia. Dialysis Corporation of America currently provides outpatient dialysis services through its eight modern outpatient facilities to patients in Pennsylvania, New Jersey and Georgia . For the year ended December 31, 2000, approximately 38,350 dialysis treatments were performed, of which approximately 32,400 were outpatient treatments, approximately 2,600 were homecare patients, and approximately 3,350 represented inpatient dialysis treatments. Dialysis Corporation of America facilities are designed for a maximum of 108 stations to render outpatient dialysis treatment and training of home dialysis patients. The Ohio facility in which we have a 40% interest has 12 dialysis stations.

         Acquisition and Development of Facilities

         One of the primary elements in acquiring or developing facilities is locating an area with an existing patient base under the current treatment of a local nephrologist, since the facility is primarily going to serve such patients. Other considerations in evaluating a proposed acquisition or development of a dialysis facility are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity to the proposed center.

         Expansion of Dialysis Corporation of America's operations is being approached presently through the development of its own dialysis facilities. To construct and develop a new facility ready for operations may take an average of four to six months, and approximately 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Four centers, two of which were recently established, one in Homerville, Georgia, a second being our 40% owned affiliate in Toledo, Ohio, and two having been operational for a while, including Carlisle, Pennsylvania and Manahawkin, New Jersey, are in the developmental stages since they have not reached the point where the patient base is sufficient to generate and sustain earnings. Construction of a 15 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon the number of patients, and to a lesser extent, location, competition, nature of facility and negotiation. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.

         Inpatient Services

         Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by Dialysis Corporation of America's facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. We believe that these arrangements are beneficial to our operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. In 2000, Dialysis Corporation of America entered into two new acute inpatient dialysis services agreements, and one additional acute inpatient agreements in 2001, with hospitals in New Jersey and Georgia. The Ohio center in which we have a 40% interest entered into an acute inpatient service agreement in 2001.

         There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that we will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses and due to their having a smaller and slower developing patient base. See "Business Strategy," "Operations" and "Competition" of this Item 1, "Business".

         Operations

                    Location, Capacity and Use of Facilities

         The table below indicates when each subsidiary commenced operations and the approximate number of patient treatments for the periods indicated.

                                                                    Dialysis Treatments
                                                                        Year Ended
                                                 Commencement          December 31,
Subsidiary and Location                         of Operations      2000    1999    1998
- ---------------------------------------------   ---------------   -----   -----   -----
Dialysis Services of PA., Inc. - Lemoyne        June, 1995        8,300   7,600   7,500
Dialysis Services of PA., Inc. - Wellsboro      September, 1995   5,200   3,000   3,600
Dialysis Services of PA., Inc. - Carlisle       September, 1997   2,400   3,000   3,500
Dialysis Services of NJ, Inc. - Manahawkin      July, 1998        3,300   1,300     250
Dialysis Services of PA., Inc. - Chambersburg   January, 1999     4,900   2,900      --
DCA of Vineland, LLC                            February, 2000    6,800      --      --
DCA of So. Ga., LLC                             November , 2000   1,200      --      --
DCA of Homerville, LLC                          November, 2000      127      --      --

         The Ohio dialysis center in which we hold a 40% interest commenced operations in February, 2001.

         We estimate that on average our centers were operating at approximately 60% of capacity as of December 31, 2000, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management of Dialysis Corporation of America believes it is able to increase the number of dialysis treatments at its centers without making additional capital expenditures.

         Dialysis Corporation of America's facilities offer high-efficiency and conventional hemodialysis, which, provides the most viable treatment for most patients. The management of Dialysis Corporation of America considers its dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment. In 2000, Dialysis Corporation of America acquired an additional 53 dialysis machines for our recently opened dialysis centers which are more advanced and include better safety features and updated technology. The addition of the improved equipment enhances its ability to provide more efficient treatment.

         Dialysis Corporation of America's facilities also offer home dialysis (other than hemodialysis), primarily continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis and method 2. Training programs for continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis generally encompass two to three weeks at each facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the company.

         Inpatient Dialysis Services

         Dialysis Corporation of America presently provides inpatient dialysis services to nine hospitals in New Jersey, Pennsylvania and Georgia. Our Ohio affiliate in which we have a 40% interest also provides acute inpatient services to a hospital. The agreements are for terms ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

         Ancillary Services

         Dialysis Corporation of America's dialysis facilities provide certain ancillary services to ESRD patients, including the administration of EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services that Dialysis Corporation of America provides to its patients include electrocardiograms and blood transfusions, all of which are separately reimbursed by Medicare. See "Medicare Reimbursement" below.

         Physician Relationships

         An integral element to the success of a facility is its association with nephrologists in the area, because a dialysis patient generally seeks treatment at a facility near the patient's home and where such patient's nephrologist has established its practice.

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. Dialysis Corporation of America retains by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of its facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. The medical directors of five of our eight centers have acquired an ownership interest in the center they service ranging from 20% to 49%. Our Ohio affiliate is 60% owned by the physician.
We make every effort to comply with federal and state regulations concerning our relationships with the physicians and our medical directors treating patients at our facilities. See "Government Regulation" below.

         Agreements with medical directors range from a term of five years to ten years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed to the government payment authority on a direct basis by the treating physician and paid directly to the physician or the professional corporation.

         Our ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility and the company. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

         Quality Assurance

         Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care provided in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements of the quality of care, through regular review of quality assurance data, related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with HCFA and the Occupational Safety and Health Administration. Dialysis Corporation of America's manager of compliance, who is a registered nurse, oversees this program in addition to ensuring that the company meets federal and state compliance requirements for dialysis centers. See "Government Regulation" below.

         Patient Revenues

         A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by HCFA. It has been reported by HCFA that 92% of all dialysis patients were covered by Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, New Jersey, Georgia and Ohio, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect our revenues and dialysis services payments. See "Medicare Reimbursement" below.

         The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments. Inpatient treatments accounted for approximately 10%, 10% and 11% of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

         Medicare Reimbursement

         We are reimbursed primarily from third party payors including Medicaid, commercial insurance companies, but substantially by Medicare under a prospective reimbursement system for chronic dialysis services. Each of our dialysis facilities is certified to participate in the Medicare program. Under that Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by HCFA governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. HCFA eliminated routine Medicare coverage for such tests as nerve conduction studies, electrocardiograms, chest x-rays and bone density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences in wage earnings.

         Dialysis Corporation of America receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $120 and $126 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. An average ESRD reimbursement rate is $122 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $142 per treatment. The Benefits Improvement and Production Act of 2000, provided for a 2.7% increase in the amount paid to dialysis facilities for performance of services in 2001.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Other than for the administration of EPO, these ancillary services are not significant sources of income to us compared to reimbursement for actual treatment.

         Management is unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our and Dialysis Corporation of America's business, revenues and net earnings.

         Medicaid Reimbursement

         Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels, and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain additional coverages. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania has a Medical Assistance Program comparable to Medicaid, as well as New Jersey, with primary and secondary insurance coverage to those who qualify. Dialysis Corporation of America is a licensed ESRD Medicaid provider in New Jersey, Pennsylvania and Georgia.

         Management Services

         Dialysis Corporation of America has a management services agreement with each subsidiary and with DCA of Toledo, LLC, in which it holds a minority position, providing them with administrative and management services, including but not limited to providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of that particular facility.

         LINUX DIVISION

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our first investment was in Linux Global Partners, a private holding company which invests in Linux-related software companies. We hold an approximately 10% interest in Linux Global Partners, to which company we have loaned $2,200,000 at an annual rate of interest of 10%, and which funds we borrowed from our subsidiary, Dialysis Corporation of America. Mr. Langbein, our Chairman of the Board, Chief Executive Officer and President, also holding such executive positions, other than President, with Techdyne and Dialysis Corporation of America, was appointed as a director of Linux Global Partners in January, 2000. See Item 13, "Certain Relationships and Related Transactions." Linux is a free operating system written by a Finnish programmer in 1991, with its source code openly published, developed and improved over the years by a worldwide community of programmers. Linux has become an increasingly popular operating system posing a potential challenge to the current major operating systems, such as Microsoft's Windows NT and Sun Microsystems' Solaris, two of the leading operating systems used on server computers, the data-serving machines that are the engines of corporate networks and the Internet.

         Linux Global Partners has a portfolio currently consisting of several companies that focus on the software capabilities of the Linux operating system. Linux Global Partners has identified five primary Linux software areas: (i) applications; (ii) utilities; (iii) embedded systems; (iv) developer's tools; and (v) games. It holds ownership interests ranging from 30% to 80% or has options for investment opportunities in entities in each of these areas. Some of its investments include Ximian (formerly Helix Code), which company recently obtained $15,000,000 in private financing for its operations, involved in creating an applications suite, and maintains the GNOME graphical interface that ships with Red Hat, a Linux distribution; Code Weavers, a software development service and porting company; Gnu-Money, which has formulated open source personal financial applications; Heimdall Linux, a company in the process of formulating an operating system with C2 government certification; Linux Utilities, a utilities software application company; and Metro Link, involved in Linux graphics and the embedded sector. All of these companies are in the developmental stages, several with limited revenues, and their success remains extremely speculative.

         We believe Linux may become a competitive force as the operating system of the future for the Internet. We are optimistic about our investment in this new Linux technology, and hopefully it will supplement our operating business. We will continue to evaluate new technologies to determine whether future investment is warranted. This is a newly developing area, and there is no assurance this new division will be successful. Our security for our loans is all the ownership interest in the companies in which Linux Global Partners invested, which are speculative, developing companies with great risk.

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

         Dialysis Corporation of America

         Dialysis Corporation of America's record of compliance with federal, state and local governmental laws and regulations remains excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. Each of the dialysis facilities must be certified by HCFA, and Dialysis Corporation of America must comply with certain rules and regulations established by HCFA regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. These requirements have been satisfied by each of Dialysis Corporation of America's dialysis facilities. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from HCFA. Enforcement may also become more stringent adding to compliance costs as well as potential sanctions. To date, none of Dialysis Corporation of America's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that Dialysis Corporation of America's business arrangements will not be the subject of a future investigation or prosecution by a federal or state governmental authority which could result in civil and/or criminal sanctions.

         Although management believes that Dialysis Corporation of America substantially complies with currently applicable state and federal laws and regulations and has never had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on Dialysis Corporation of America's operations cannot be predicted. Any loss by of Dialysis Corporation of America's various certifications and approvals as a certified provider under the Medicare or Medicaid programs, or its licenses under the laws of any state or other governmental authority, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services would have a material adverse effect on Dialysis Corporation of America's business.

         Fraud and Abuse

         Each year OIG publishes a Fraud and Abuse Civil Plan. For the year 2000, OIG indicated it planned to concentrate, among other things, on ESRD reimbursement issues, including oversight of dialysis facilities, separately billable maintenance dialysis services, and medical appropriateness of tests and other dialysis-related services. Dialysis Corporation of America has reviewed the OIG 2000 Work Plan, and management believes to be in compliance with applicable regulations to be addressed by OIG. Nevertheless, the continuous review of risk areas inherent to dialysis treatment and service, and development and implementation of compliance programs is necessary. These programs focus on employee education concerning applicable billing rules, regulations and insurance carrier interpretations, as well as auditing medical records to ensure the medical necessity of services provided and billed.

         The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-kickback Statute." The Anti-kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. Included in the civil penalties is exclusion of the provider from participation in the Medicare and Medicaid programs. The language of the Anti-kickback Statute has been construed broadly by the courts. The federal government in 1991, 1992 and late 1999 published regulations that established exceptions, "safe harbors," to the Anti-kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception and immunize the arrangement from prosecution, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

         As required by Medicare regulations, a medical director who is a licensed nephrologist or otherwise qualified physician supervises each of Dialysis Corporation of America's dialysis centers. The compensation of medical directors is fixed by a medical director agreement and reflects competitive factors in their respective location, and the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance for periods of one to five years and does not take into account the volume of patient treatments or amounts of referrals to the dialysis center. Four of Dialysis Corporation of America's outpatient dialysis centers are owned jointly between the company and a group of physicians, who hold a minority position (the Ohio center is majority-owned by a physician). These physicians also act as the medical director for those facilities. We attempt to structure arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our dialysis facilities. We believe that the value of the minority interest represented by subsidiaries' stock issued to physicians has been consistent with the fair market value of assets transferred to, or services performed by such physicians for the subsidiary, and in certain cases, monetary compensation, and there is no intent to induce referrals to our facilities. See "Business - Physician Relationships" above. Certain states in which we operate have similar statutes to the federal anti-kickback laws limiting physicians from holding financial interests in various type of medical facilities. If these statutes are interpreted to apply to relationships Dialysis Corporation of America has with its medical directors who hold joint ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties. There are safe harbors for certain arrangements. However, these relationships with medical director ownership of a minority interest in a Dialysis Corporation of America facility satisfies many but not all of the criteria for the safe harbor, and there can be no assurance that these relationships will not be subject of investigation or prosecution by enforcement agencies. In an effort to further the position of adhering to the law, Dialysis Corporation of America has initiated the development of a compliance plan and medical chart audits to confirm medical necessity of referrals.

         We endeavor in good faith to comply with all governmental regulations. We have never been challenged under these statutes and management believes arrangements with its medical directors are in material compliance with applicable law. However, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any such potential challenge. Management cannot predict the outcome of the rule-making process or whether changes in the safe harbor rules will affect Dialysis Corporation of America's position with respect to the Anti-kickback Statute, but believes that Dialysis Corporation of America will remain in compliance.

         Stark II

         The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. The entity is prohibited from claiming reimbursement for such services under the Medicare or Medicaid programs. Stark II includes certain exceptions. Regulations interpreting Stark II were issued in January 2001, anticipated to become effective in the first quarter of 2002.

         If the provisions of Stark II were found to apply to Dialysis Corporation of America's arrangements however, management believes that it would be in compliance. We compensate our nephrologist-physicians as medical directors of our dialysis centers pursuant to medical director agreements, which we believe are in compliance with Stark II. Non-affiliated physicians who send or treat their patients at any of Dialysis Corporation of America's facilities do not receive any compensation from the company. Medical directors of Dialysis Corporation of America's facilities, which hold a minority investment interest, may refer patients to hospitals with which Dialysis Corporation of America has an acute inpatient dialysis service arrangement. Stark II may be interpreted to apply to these types of interests. We believe that the contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with this exception. We believe that the language and legislative history of Stark II and phase I of final Stark II regulations indicate that Congress did not intend to include as designated health services dialysis services and the services and items provided incident to dialysis services.

         If HCFA or any other government entity takes a contrary position in interpreting the Stark II final regulations or otherwise, Dialysis Corporation of America may be required to restructure certain existing compensation or investment agreements with its medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. If such were to be the case, it could adversely affect Dialysis Corporation of America's and our operations and future financial results.

         Health Insurance Reform Act

         Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to Dialysis Corporation of America for its services or impose further regulation or restrictions on healthcare providers. Any new legislation or regulations may adversely affect Dialysis Corporation of America's and our business and operations, as well as our competitors.

         The Health Insurance Portability and Accountability Act of 1996 (HIPAA), provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. HIPAA established two programs that will coordinate federal, state and local healthcare fraud and abuse activities, to be known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program, which is funded by the Medicare Hospital Insurance Trust Fund, will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud. HIPAA also regulates privacy of medical information. Compliance with HIPAA privacy regulation requires implementation of policies, procedures and administrative safeguards with respect to private health information. Under HIPAA compliance with privacy regulations is required by April 2003. Compliance may require substantial effort and expense by Dialysis Corporation of America.

         Environmental and Health Regulations

         Our dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of our waste is non-hazardous. HCFA requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. We also follow OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies primarily responsible for compliance with such laws.

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

PATENTS AND TRADE NAMES

         We sell certain of our medical supplies and products under the trademark Medicore(TM). Certain of our lancets are marketed under the trademarks Medi-Lance(TM) and Lady Lite(TM).

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

         The electronic manufacturing services industry is highly competitive. Techdyne faces competition from divisions of large electronics and high-technology firms, as well as numerous smaller specialized companies. We believe that we are favorably positioned with regard to primary competitive factors - price, quality of production, manufacturing capability, prompt customer service, timely delivery, engineering expertise, and technical support. We also believe that Techdyne (Europe), our European manufacturing and marketing operation, internationally enhances our competitive position. However, consolidation trends in the electronic manufacturing services industry are resulting in changes in the competitive landscape. Increased competition could result in lower priced components and lower profit margins, or loss of customers, which could have a material adverse effect on our business, financial condition and result of operations. Compared to manufacturers who have greater direct buying power with component suppliers or who have lower cost structure, we may be operating at a cost disadvantage. Certain competitors have broader geographic coverage and competitive price advantage based on their less expensive offshore operations, particularly in the Far East. Many of the competitors are larger and more geographically diverse and have greater financial, manufacturing and marketability resources. Techdyne's main competitors in the PCB area include ACT Manufacturing, Inc., Vickers Electronics Systems, Diversified Systems, Inc., Epic Technologies, Inc, and others. Techdyne has numerous competitors in the cable and harness assembly market, including Volex Interconnect Systems, Inc., Foxconn, ACT Manufacturing, Inc., and Escod Industries.

         The dialysis industry is very competitive. There are numerous providers who have dialysis facilities in the same areas as the company. Many are owned by physicians or major corporations which operate dialysis facilities regionally, nationally and internationally. Our dialysis operations are small in comparison with those corporations. Some of Dialysis Corporation of America's major competitors are public companies, including Fresenius Medical Care, Gambro Healthcare, Inc., Renal Care Group, Inc., and Davita, Inc. Most of these companies have substantially greater financial resources, many more centers, patients and services than we do, and by virtue of such have a significant advantage in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. Dialysis Corporation of America also faces competition from hospitals that provide dialysis treatments and from admitting physicians of its centers who have opened their own dialysis facilities. We are not very competitive based on our ownership of limited number of centers and the size of each of our facilities. However, upon completion of the sale of controlling stock of Techdyne, we plan to focus on expansion of our dialysis facilities, and improvement of our dialysis operation's competitive position.

EMPLOYEES

         The company and its subsidiaries employ approximately 580 full time employees of which 10 are administrative, 118 are with the dialysis operations, two are engaged in the medical supply operations, and 480 are with Techdyne's electronic manufacturing operations (domestic and Europe). In addition, Dialysis Corporation of America employs approximately 50 part-time and nine independent part-time contract employees.

ITEM 2.  PROPERTIES

         The company leases 2,800 square feet for its executive offices in Hialeah, Florida, and at a different location in Hialeah, Florida, leases 5,000 square feet for its medical supply operations, each lease through December 31, 2002. It also leases 1,500 square feet of warehouse space in Hialeah, Florida for its medical supply operations under a lease through January 31, 2002. Medicore also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2006.

         Dialysis Corporation of America owns three properties, one located in Lemoyne, Pennsylvania, the second in Easton, Maryland, and the third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under 10 year lease through June 30, 2009 with two five-year renewal options, with a current rent of approximately $118,000 per year plus additional charges for water, electricity and real estate taxes. The lease is guaranteed by the tenant's parent company.

         The Lemoyne property of approximately 15,000 square feet houses Dialysis Corporation of America's dialysis center of approximately 5,400 square feet, approved for 13 dialysis stations with space available for expansion. The lease is for five years through December 22, 2003, at an annual rental of $43,088 per annum plus separately metered utilities, insurance and additional rent of $5,386 per year covering common area maintenance expenses, with two renewals of five years each at escalating base rent for each renewal period. Dialysis Corporation of America uses approximately 2,500 square feet for executive offices.

         Dialysis Corporation of America recently completed construction of a new dialysis center in Valdosta Georgia , on property it acquired in February, 2000 for $207,000. Dialysis Corporation of America leases approximately 6,000 square feet to one of its dialysis centers for $90,600 per year under a 10-year lease, with two renewals of five years; and leases an additional 2,160 square feet to a professional association for its medical offices, which acts as the medical director of that Valdosta, Georgia dialysis facility, under a 10-year lease, with two renewals of five years each, at $32,400 per annum.

         The Easton, Maryland property is subject to two mortgages from affiliated Maryland banking institutions. The Lemoyne, Pennsylvania property is also subject to a mortgage from one of the Maryland banking institutions which holds one of the mortgages on the Easton, Maryland property. As of December 31, 2000, the remaining principal amount of the mortgage on the Lemoyne property was approximately $93,000 and the first mortgage on the Easton property was approximately $117,000. Each of these mortgages is under the same terms and extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the company's personal property at each respective location. The bank also has a lien on rents due the company and security deposits from leases of the properties, and each tenant is required to sign a tenant subordination agreement as part of its lease with us. Written approval of the bank is required for all leases, assignments or sublettings, alterations and improvements and sales of the properties. The Easton, Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary, at an annual interest rate of 8.75%, which loan Dialysis Corporation of America guarantees, and is further secured by that subsidiary's personal property, exclusive of its dialysis equipment. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America also leases space at its Lemoyne, Pennsylvania property to unrelated parties for their own business activities unrelated to dialysis services. One lease is for approximately 1,500 square feet through December 31, 2002, at an aggregate rental of approximately $13,500 per annum, a second lease is for approximately 530 square feet through May 21, 2001 on a month-to-month basis at $465 per month, and a month-to-month lease for an office at $100 per month.

         In addition to Lemoyne, Pennsylvania, and Valdosta, Georgia facilities, Dialysis Corporation of America presently has seven other dialysis facilities (one under construction). Each is leased from unaffiliated parties under five or ten year leases, all with two renewals of five years each, for space ranging from approximately 3,000 square feet to 7,000 square feet. The rentals for these facilities range from $25,000 to $74,000 per annum, some adding utilities, real estate taxes and costs for casualty insurance premiums. One lease in Homerville, Georgia is for approximately 2,000 square feet at an annual rental of approximately $18,000 for two years to October 15, 2002. Dialysis Corporation of America sublets 1,800 square feet at Chambersburg, Pennsylvania facility to the physicians who are medical directors at that facility, for their medical offices in Chambersburg. The sublease is on a commercially reasonable basis and is structured to comply with the safe harbor provisions of the "Anti-kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

         Dialysis Corporation of America constructs all of its dialysis facilities, and each is relatively new with state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis machines under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through May, 2005. See Note 2 to "Notes to Consolidated Financial Statements."

         None of our dialysis facilities are operating at full capacity. See
Item 1, "Business - Operations - Location, Capacity and Use of Facilities" above. The existing dialysis facilities could accommodate greater patient volume, particularly if hours and/or days of operation were increased without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at each of our dialysis facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         Techdyne's domestic operations are headquartered in Hialeah, Florida which consists of 22,000 square feet of space for its executive offices and manufacturing, and 6,000 square feet for its warehousing, leased from us under leases expiring September 1, 2010 and August 31, 2010, respectively. These facilities are located in two adjacent buildings acquired by us from Techdyne in 1990 which also included the purchase of a parcel of land adjacent to these buildings used for parking. See Item 13, "Certain Relationships and Related Transactions." We also own a small parcel of land near Techdyne's offices in Hialeah, Florida, which is used as a parking lot, and a small, undeveloped parcel adjacent to Techdyne's warehouse available for future expansion.

         Techdyne leased manufacturing, warehousing and office facilities in (i) Houston, Texas for 15,000 square feet, leased until August 31, 2002; this facility has been closed and we sublet it to an unrelated party for the remainder of the term for substantially similar rent; (ii) Austin, Texas for 18,225 square feet under a lease to May 31, 2002; (iii) Milford, Massachusetts for 5,500 square feet through March 31, 2002; and (iv) Dayton, Ohio for 77,800 square feet (manufacturing, office and warehouse) under a lease to July 31, 2002 with two renewals of five years each. The landlord of the Ohio premises is a limited liability company owned by the former president of Lytton. See Item 13, "Certain Relationships and Related Transactions." Techdyne has a right of first refusal and an option to purchase these premises. Techdyne guaranteed this lease. Most other leases have a five-year renewal. Techdyne also has a month-to-month lease, for warehouse space (1,000 square feet) in Milford, Massachusetts.

         Techdyne (Europe) owns an approximately 31,000 square foot facility in Livingston, Scotland subject to a 15-year mortgage due July, 2009 which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Techdyne maintains state-of-the-art manufacturing, quality control, testing and packaging equipment at all of its facilities in Florida, Ohio, Massachusetts, Texas and Europe, and believes that its equipment and facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

         Our subsidiary, Techdyne, is party to a pending proceeding entitled Lemelson Medical Education & Research Foundation, Limited Partnership v. Esco Electronics Corporation, ET AL., initiated in August 2000 in the United States District Court, District of Arizona. Lemelson brought a suit against 91 named defendants, including Techdyne, for infringement of a variety of patents owned by Lemelson, primarily relating to Lemelson's machine vision and bar code scanning patents. Techdyne moved to stay any further proceedings, which Techdyne has been advised would not be opposed, pending a final, non-appealable judgment in an action Lemelson is litigating with other parties based on the equitable defense of "prosecution laches," asserting that Lemelson filed initial patent applications with USPTO in the 1950's and continued the patent prosecution through the 1990's, continually amending his application to include new products and methods. If the federal court in that case finds that to be a viable defense to patent infringement claims, such determination would be very favorable to Techdyne, and could end the patent infringement action against it. Techdyne relies on customers' specifications, patents, designs, know-how and other intellectual property. The proceeding is in its early stages and we are unable to predict the merits of Lemelson's claims, whether the litigation may result in material damages, or whether, if necessary, Techdyne could obtain a license from Lemelson. Should Techdyne be required to obtain a license from Lemelson, there can be no assurance that a license could be obtained on acceptable terms. Any litigation of this type may result in substantial costs and diversion of Techdyne's resources.

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

                                           SALE PRICE

                                   HIGH                  LOW
         2000

         1st Quarter............. $5.00                $1.59
         2nd Quarter.............  2.94                 1.69
         3rd Quarter.............  2.25                  .97
         4th Quarter.............  1.25                  .63

                                   HIGH                  LOW
         1999

         1st Quarter............. $1.88                $1.34
         2nd Quarter.............  1.28                  .94
         3rd Quarter.............  1.34                 1.00
         4th Quarter.............  2.50                 1.00

         The high and low sales price of Medicore common stock at March 23, 2001 was $.81.

         As of March 23, 2001, there were 1,141 shareholders of record. We have been advised by ADP, which organization holds securities for brokers and depositories, that our common stock is beneficially held by approximately 1,607 shareholders.

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

                                        CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                           (in thousands except per share amounts)
                                                    YEARS ENDED DECEMBER 31
                                  ------------------------------------------------------------
                                    2000        1999        1998          1997(1)       1996(2)
                                  --------    --------    --------      --------      --------
Revenues                          $ 63,404    $ 55,644    $ 50,149      $ 44,119      $ 34,719
Net (loss) income                     (406)       (613)         98         2,241         2,417
(Loss) income per common share:
   Basic                          $   (.07)   $   (.11)   $    .02      $    .39      $    .44
   Diluted                        $   (.07)   $   (.11)   $    .01      $    .36      $    .39



                                              CONSOLIDATED BALANCE SHEET DATA
                                                       (in thousands)
                                                         DECEMBER 31
                                  ------------------------------------------------------------
                                    2000        1999        1998          1997(1)       1996(2)
                                  --------    --------    --------      --------      --------
Working capital                   $ 17,372    $ 15,840    $ 15,421      $ 18,857      $ 13,844
Total assets                        41,428      38,610      36,310        40,862        27,085
Long-term debt                      10,355       8,363       5,127         5,240         1,677
Stockholders' equity                13,534      14,282      15,368        16,077        13,021

- -------------
(1) Reflects operations of Lytton commencing August 1, 1997; and (ii) the sale of the Florida dialysis operations on October 31, 1997 for $5,065,000 consisting of $4,585,000 of cash with the balance consisting of 13,873 shares of common stock of the purchaser. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to "Notes to Consolidated Financial Statements."

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

         The industry segments served by Techdyne and the electronics industry generally are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect the company's and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods. We have experienced a general recession in the electronics industry in the first quarter of 2001, which could have a material adverse effect on the company's and Techdyne's business, financial condition and results of operations.

         Techdyne must continuously develop improved manufacturing procedures, technological capabilities, develop and market manufacturing services which meet changing customer needs for increasingly complex products. There can be no assurance that the company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the company's technology, equipment or processes obsolete or uncompetitive. Further, to the extent that the company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment.

         Techdyne uses enterprise resource planning through its Visual Manufacturing system (see Item 1, "Business - Electronic Manufacturing Industry
- - Supplies and Materials Management") in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and the company's results of operations. During six months of 2000 there was a woldwide shortage of key electronic components, which adversely impacted our and Techdyne's sales and earnings. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufacture. See "Manufacturing" and "Supplies and Materials Management" under Item 1, "Business - Electronic Manufacturing Industry" and "Results of Operations" below.

         Techdyne's, and in turn, the company's results of operations are affected by other factors, including price competition, the level and timing of customer orders, fluctuations in material costs, the overhead efficiencies achieved in managing the costs of its operations, experience in manufacturing a particular product, the timing of expenditures in anticipation of increased orders, and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Techdyne generally has idle capacity and reduced operating margins during periods of lower-volume production.

         We are negotiating a sale of our interest in Techdyne to Simclar International Limited, which, if such occurs, would create a strategic alliance of Techdyne with Simclar, a larger company involved in the same electro-mechanical and electronics manufacturing industry as is Techdyne, which is expected to be beneficial to Techdyne's operations and growth. See Item 1, "Business - General."

         With respect to our dialysis operations, essential to profitability is Medicare reimbursement, which is at a fixed rate determined by HCFA. The level of Dialysis Corporation of America's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in rate cuts. Operating costs in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

         The healthcare and in particular, the dialysis industry, is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures promulgated by the government to combat government waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although Dialysis Corporation of America and the company have never been challenged under these regulations and believe that Dialysis Corporation of America complies in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that Dialysis Corporation of America will not be required to restructure its practice and will not experience material adverse effects as a result of any such challenges or changes.

         Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the company. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller developing patient base.

RESULTS OF OPERATIONS

         2000 COMPARED TO 1999

         Consolidated revenues increased by approximately $7,759,000 (14%) in 2000 compared to the preceding year. Sales revenues increased by approximately $7,680,000 (14%) compared to the preceding year. Other income increased approximately $66,000 compared to the preceding year, which includes interest of approximately $186,000 earned on the company's loan to Linux Global Partners which more than offset a reduction in interest on other invested funds. We recorded gains of approximately $276,000 related to Dialysis Corporation of America warrant exercises during 2000. See Notes 11 and 14 to "Notes to Consolidated Condensed Financial Statements."

         Techdyne sales increased approximately $4,393,000 (9%) for the year ended December 31, 2000 compared to the preceding year. There was an increase in domestic sales of $3,341,000 (8%) and an increase in European sales of $1,051,000 (28%) compared to the preceding year. Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses. Net losses for this subsidiary amounted to $328,000 for the year ended December 31, 2000 and $577,000 for the preceding year. Techdyne (Europe) has continued its efforts at new business development, however, continuing losses have resulted in management's ongoing evaluation of the prospects for this facility.

         Approximately 56% of Techdyne's consolidated sales and 47% of our consolidated sales for 2000 were made to five customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and our consolidated sales include Illinois Took Works (formerly PMI Food Group), which accounted for 19% and 16%, Alcatel, which accounted for 12% and 10%, and Trilithic which accounted for 12% and 10%, respectively. Approxi-mately $9,107,000 (34%) of Lytton's sales were to PMI Food Group, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and our operations if such sales were not replaced.

         Medical product sales revenues decreased by approximately $7,000 (1%) compared to the preceding year. The medical products division has expanded its product line with several diabetic disposable products in an effort to offset decreased sales of the principal product of this division due to reductions in government purchases and foreign competition. Management is attempting to be more competitive in lancet sales through overseas production and expansion of its customer base. No assurance can be given that these efforts will be successful.

         Medical service revenues, which represent the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $3,271,000 (59%) compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,174,000, increased revenues of approximately $1,834,000 for our New Jersey centers, including revenues of approximately $1,524,000 for our center in Vineland, New Jersey which commenced operations in February 2000, and revenues of approximately $263,000 for our new Georgia centers in Valdosta and Homerville, Georgia. Although operations of new centers result in additional revenues, while they are in the developmental stage their operating results adversely affect Dialysis Corporation of America's and our results of operations. As a result of having centers in the developmental stage which have not achieved sufficient patient count to cover fixed operating costs, Dialysis Corporation of America has continued to experience operational losses.

         Cost of goods sold as a percentage of consolidated sales amounted to 85 compared to 86 for the preceding year.

         Cost of goods sold for Techdyne as a percentage of sales amounted to 88% for the year ended December 31, 2000 and for the preceding year. Increases in component costs during 2000 has had a negative effect on profit margins; however, changes in product mix and a diversification of Techdyne's customer base have offset this negative impact.

         Cost of goods sold by the medical products division increased to 86% compared to 76% for the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division and sales of new products with lower profit margins.

         Cost of medical services sales amounted to 67% for the year ended December 31, 2000 compared to 72% for the preceding year reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

         Selling, general and administrative expenses increased by approximately $1,240,000 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Vineland, New Jersey, Valdosta, Georgia and Homerville, Georgia, $69,000 expense from issuance by us of stock options as a finders fee related to our investment in Linux Global Partners and approximately $71,000 in conjunction with issuance of non-employee stock options. Also included are the cost of additional support personnel for both Dialysis Corporation of America and Techdyne, and increased marketing costs associated with Techdyne's efforts to expand sales. Selling, general and administrative expenses amounted to approximately 15% of sales revenues for the year ended December 31, 2000 and for the previous year.

         Interest expense increased by approximately $232,000 compared to the preceding year, which includes increased borrowings of Lytton, including funding of the remaining $1,100,000 payment in July, 1999, on the Lytton purchase price guarantee, increased borrowings by Techdyne due to working capital requirements from increased business, and interest on borrowings under our line of credit for our medical products division to fund payments under letters of credit for foreign purchases.

         A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 9.5% at December 31, 2000 and 8.5% at December 31, 1999.

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

         Medical service revenues, represented by the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $1,946,000 (55%) for the year ended December 31, 1999 compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,460,000 including increased revenues of approximately $882,000 attributable to the company's dialysis center located in Chambersburg, Pennsylvania, which commenced operations in January, 1999, and increased revenues of approximately $486,000 for the company's Manahawkin, New Jersey center, which received regulatory approval in December, 1998. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect Dialysis Corporation of America's and the company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Cost of goods sold as a percentage of consolidated sales remained relatively stable amounting to 86% for the year ended December 31, 1999 and for the preceding year.

         Cost of goods sold for Techdyne as a percentage of sales amounted to 88% for the year ended December 31, 1999 and for the preceding year.

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

         Selling, general and administrative expenses increased $1,205,000 for 1999 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers, $153,000 in compensation expense from issuance by Dialysis Corporation of America of stock options, and approximately $93,000 associated with Dialysis Corporation of America's decision not to go through with plans to construct a facility in New Jersey. Also included are the cost of additional support personnel for both Dialysis Corporation of America and Techdyne, and increased marketing costs associated with Techdyne's efforts to expand sales.

         Interest expense increased by approximately $82,000 for 1999 compared to the preceding year, primarily due to increased borrowings of Lytton, including funding of the remaining $1,100,000 payment in July, 1999, on the Lytton purchase price guarantee, which was offset somewhat by decreased average borrowings on other outstanding debt.

         We recorded an adjustment to the valuation allowance relating to our deferred tax assets of approximately $28,000 during the fourth quarter of 1999 and $300,000 during the fourth quarter of 1998.

         A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 8.50% at December 31, 1999 and 7.75% at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $17,372,000 at December 31, 2000, which reflected an increase of $1,532,000 (10%) during 2000. Included in the changes in components of working capital was a decrease of $2,687,000 in cash and cash equivalents, including, net cash used in operating activities of $191,000, net cash used in investing activities of $5,056,000 (including additions to property, plant and equipment of $2,363,000, loans to Linux Global Partners of $2,200,000, a $140,000 loan to MainStreet by Dialysis Corporation of America, $396,000 additional consideration regarding the Lytton acquisition and $206,000 received from the sale of minority interest in dialysis subsidiaries), and net cash provided by financing activities of $2,538,000 (including net line of credit borrowings of $1,779,000, other long-term borrowings of $850,000, payments on long-term debt of $742,000 and proceeds on exercise of Dialysis Corporation of America warrants and options of $777,000).

         On July 31, 1997, Techdyne acquired Lytton, which is engaged in the manufacture and assembly of PCBs and other electronic products for commercial customers. The Stock Purchase Agreement provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $396,000, $290,000 and $154,000 paid in April 2000, April 1999 and April 1998, respectively.

         On February 9, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced a line of credit and four commercial loans which had a principal balance of $3,297,000 at December 31, 1999. We are not guaranteeing Techdyne's financing with the Provident Bank, but one of the negative covenants precludes loans to or the payment of loans from affiliates (including the company), other than the pre-existing balance on the advances from the company to Techdyne.

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

         Lytton also entered into amendments to its financing agreements with the Provident Bank. Lytton had an Asset Based Loan and Security Agreement dated April 14, 1995, amended over the last several years, evidenced by a $3,000,000 Revolving Credit Promissory Note, together with a Term Loan Promissory Note in the amount of $1,400,000, and an Equipment Acquisition Promissory Note in the amount of $500,000 (collectively the "Notes"). The line of credit was amended to a three-year term had an outstanding balance of $2,786,000 at December 31, 2000 and $2,830,000 at December 31, 1999, coinciding with the term of Techdyne's line of credit. The Provident Bank also agreed to reduce the interest rates charged under the Notes, and Lytton and the Provident Bank entered into modifications and amendments of the aggregate $4,900,000 loan agreements and Notes, restated at the same interest rates, at the election of Lytton, as has been provided to Techdyne in its credit facilities. Techdyne is guaranteeing Lytton's financing, which guaranty is unconditional and is secured by a Security Agreement between Techdyne and the Provident Bank which provides the bank with a continuing first priority security interest on all of Techdyne's property. See Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $210,000 at December 31, 2000 and $282,000 at December 31, 1999. In 2000, Dialysis Corporation of America was in default of certain covenants relating to these mortgages. The covenants principally related to debt service ratio requirements and rent cap requirements for which the lender has waived compliance.

         The bank has liens on the real and personal property of Dialysis Corporation of America, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated Maryland dialysis center continues to lease space from Dialysis Corporation of America in its building. The Pennsylvania center relocated during 1995 and Dialysis Corporation of America constructed its own dialysis facility at the property that commenced treatments in June 1995. See Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America has an equipment financing agreement for kidney dialysis machines for its facilities. There was additional financing of $525,000 during 2000 pursuant to this agreement. Dialysis Corporation of America had outstanding balances under this agreement of $1,140,000 at December 31, 2000 and $731,000 at December 31, 1999.

         Dialysis Corporation of America is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers requires capital. Dialysis Corporation of America is in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that the company will be successful in implementing its growth strategy or that financing will be available to support such expansion. See Item 1, "Business - Business Strategy" and Note 12 to "Notes to Consolidated Financial Statements."

         Lytton has an equipment loan maturing in April 2002, which had an outstanding balance of $66,000 at December 31, 2000 and $113,000 at December 31, 1999. In July, 1994 Techdyne (Europe) purchased the facility in Scotland housing its operations for approximately $730,000, obtaining a 15-year mortgage which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000 and approximately $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates. See Note 13 to "Notes to Consolidated Financial Statements."

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on our consolidated financial statements. Due to the company's limited use of derivative financial instruments, the adoption of FAS 133 is not expected to have a significant effect on its consolidated results of operations, financial position or cash flows.

PROPOSED MERGER AND ACQUISITION

         On October 20, 1999, Dialysis Corporation of America entered into an Agreement and Plan of Merger pursuant to which MainStreet IPO.com Inc. would merge with Dialysis Corporation of America and own approximately 80% of Dialysis Corporation of America. The proposed merger was terminated in August 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to market risks from changes in interest rates and foreign currency exchange rates. Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $766,000 invested as of December 31, 2000.

         We have exposure to both rising and falling interest rates.

         We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $9,552,000 of such debt outstanding as of December 31, 2000. A 1% increase in interest rates on its year-end variable rate debt would result in a negative impact of approximately $59,000 on our results of operations.

         A 1/2% decrease in rates on our year-end investments would result in a negative impact of approximately $2,000 on our results of operations.

         Our exposure to market risk from foreign currency exchange rates relates to Techdyne's European subsidiary whose results of operations when translated into U.S. Dollars are impacted by changes in foreign exchange rates. A 10% strengthening of the U.S. Dollar against the local Scottish currency, the pound, would have negatively impacted 2000 earnings by approximately $23,000. We have not incurred any significant realized losses on foreign exchange transactions and do not utilize foreign exchange contracts to hedge foreign currency fluctuations. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts to reduce such losses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective August 6, 1999, the board of directors, upon the recommendation of the audit committee, terminated Ernst & Young LLP as our independent accountants, and engaged new independent accountants, Wiss & Company, LLP, for our annual audit for our 1999 fiscal year. This matter was previously reported in our Current Report on Form 8-K dated August 27, 1999. The audit committee recommended Wiss & Company, LLP for our annual audit for our 2000 fiscal year, and shareholders ratified that recommendation at our annual meeting held on May 24, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the company are appointed each year by the board of directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year. The following information indicates the position with the company and age of the executive officers at March 23, 2001.

                           CURRENT POSITION AND            POSITION
NAME                AGE   AREAS OF RESPONSIBILITY         HELD SINCE

Thomas K. Langbein   55   Chairman of the Board of            1980
                            Directors, Chief Executive
                            Officer and President

Seymour Friend       80   Vice President and                  1981
                            Director                          1975

Daniel R. Ouzts      54   Vice President (Finance)            1986
                            and Controller                    1983

Other Significant Employees

Barry Pardon         49   President and                       1991
                          Director of Techdyne                1990

          Thomas K. Langbein - Mr. Langbein has been Chairman of the Board, Chief Executive Officer and President of Medicore since 1980. He is Chairman of the Board and Chief Executive Officer of Techdyne (since 1982, when acquired by Medicore), and Dialysis Corporation of America (since 1980), another public subsidiary (61% owned) of Medicore. He is also an officer and director of most of Medicore's, Techdyne's and Dialysis' subsidiaries. He is President, sole shareholder and director of Todd & Company, Inc., a securities brokerage firm registered with the SEC and a member of the NASD. Mr. Langbein is a director of Linux Global Partners, a private holding company investing in incubating Linux software companies, in which Medicore invested and to which company it loaned money. See Item 1, "Business - Linux Division" and Item 13, "Certain Relationships and Related Transactions." Mr. Langbein devotes much of his time and efforts to the affairs of Medicore, Techdyne and Dialysis Corporation of America, and recently more time is being devoted to Linux Global Partners.
See Item 11, "Executive Compensation." Mr. Langbein is up for re-election as a class 3 director at the company's annual meeting . See "Proposal No. 2. Election of Class 3 Directors" of our proxy statement relating to the annual meeting of shareholders anticipated to be held in the spring, which is incorporated herein by reference.

         Seymour Friend - has been a director of Medicore since 1975 and a Vice President since 1981. Mr. Friend is a real estate investor and devotes a portion of his time to the affairs of the company. Mr. Friend is up for re-election as a class 3 director at the company's annual meeting. See "Proposal No. 2. Election of Class 3 Directors" of our proxy statement relating to the annual meeting of shareholders anticipated to be held in the spring, which is incorporated herein by reference.

         Daniel R. Ouzts - a certified public accountant, joined our company in 1980 as Controller of its plasma division. In 1983 he became Controller of our company and Dialysis Corporation of America, and in 1986 became Vice-President of Finance of our company and Techdyne. Mr. Ouzts has served as Controller for Techdyne since 1986. In June, 1996, Mr. Ouzts was appointed Vice President of Finance and Treasurer of Dialysis Corporation of America. See Item 13, "Certain Relationships and Related Transactions."

         Barry Pardon - joined Techdyne in November, 1980, as national sales manager, and initiated the independent manufacturer representatives sales force. Mr. Pardon became Vice President of Marketing in 1981, was appointed Executive Vice President (Marketing) in 1988, and was appointed President in November, 1991. Mr. Pardon is Chairman of the Board of Lytton, and a director of Techdyne (Europe). He is also a member of the South Florida Manufacturing Center Advisory Board.


Current Directors

         Peter D. Fischbein* - class 1 director; term runs through June, 2002. Mr. Fischbein is 61 years of age and has been a director of Medicore since 1984. He is a director of Medicore's 71% owned public subsidiary, Techdyne, Inc., since 1985, and a director of Viragen, Inc., a former public subsidiary, now unaffiliated company, since 1981. Mr. Fischbein is an attorney and a general partner of several limited partnerships engaged in real estate development.

         Lawrence E. Jaffe - class 1 director; term runs through June, 2002.
Mr. Jaffe, 61 years of age, is a member of the law firm of Jaffe Freedman & Hait, LLC, and represents Medicore, Techdyne and Dialysis Corporation of America, is Secretary to each of those companies, and was appointed as a director of Medicore last July, 2000, to fill a vacancy in the Class 1 directorships. He receives a substantial portion of his professional fees from these companies. See Item 13, "Certain Relationships and Related Transactions." Mr. Jaffe is former Chief, Legal Interpretations of the SEC, New York Regional Office, and taught securities regulation courses in New York law and graduate business schools.

         Anthony C. D'Amore - class 2 director; term runs through June, 2003. Mr. D'Amore is 70 years of age and has been a director of Medicore since 1979. He is a director of Techdyne, which position he has held since 1984. Mr. D'Amore is an insurance consultant, and receives nominal commissions with respect to insurance placed with Medicore, Techdyne and Dialysis Corporation of America. See Item 13, "Certain Relationships and Related Transactions."

         Robert P. Magrann* - class 2 director; term runs through June, 2003. Mr. Magrann is 57 years of age and has been a director of Medicore since 1997.
 He has been a senior executive and general manager of major national and international food distributors. In 1996, Mr. Magrann became affiliated with Tetley USA, Inc., a beverage producer and distributor, with whom he held the position of Senior Vice President, Sales for its North American Food Group until July, 1999, when he became Vice President of Worldwide Sales for Kenosia Corporation, which creates software applications for manufacturers and retailers. In July, 2000, he became President and CEO of a premiere start-up website consumer value company, Couponbasket.com, which closed in November, 2000, and effected an arrangement for the benefit of creditors. Mr. Magrann is evaluating employment with several companies, with no current firm commitments.

Nominee for Director

         Charles B. Waddell - 71 years of age, was previously employed as Secretary and Director of our subsidiary, Techdyne (Scotland) from 1988 to 1997, responsible for preparing budgets and government financial and manage-ment reports. From 1971 to 1988, he was financial controller of Burroughs Machines Limited in Scotland (2,500 employees, and required Mr. Waddell to travel to USA). Mr. Waddell is qualified in the United Kingdom as a certified and corporate accountant, and as a member of the British Institute of Management. Mr. Waddell is to be appointed a member of the audit committee upon his election as a class 3 director of the company at the annual meeting of shareholders. See "Proposal No. 2. Election of Class 3 Directors" and "Proposal No. 2. Amendment to Article VII of Medicore's Restated Articles of Incorporation" of our proxy statement relating to the annual meeting of share-holders anticipated to be held in the spring, which is incorporated herein by reference.

         There are no family relationships among any of our officers or directors.

*  Member of the Audit Committee.


ITEM 11. EXECUTIVE COMPENSATION

         The Summary Compensation Table below sets forth compensation paid by the company and its subsidiaries for the last three fiscal years ended December 31, 2000 for services in all capacities for its Chief Executive Officer and each of its principal executive officers whose total annual salary, bonus or other compensation exceeded $100,000.

                          Summary Compensation Table

                           Annual Compensation              Long Term Compensation
                      -----------------------------    --------------------------------
                                                                     Awards

(a)                   (b)       (c)         (e)                        (g)                      (i)
                                           Other
                                           Annual                   Securities               All Other
Name and                                   Compen-                  Underlying              Compensation
Principal Position    Year    Salary($)    sation($)              Options/SARs(#)                ($)
- ------------------    ----    --------     --------    --------------------------------     ------------
                                                       Medicore       Techdyne      DCA
                                                       --------       --------      ---
CEO
Thomas K. Langbein    2000    278,000(1)   28,500(2)    550,000         ---         ---
                      1999    268,000(1)   32,400(2)      ---           ---       260,000        ---
                      1998    258,000(1)   32,300(2)      ---           ---         ---       25,000(1)

Barry Pardon(3)       2000    146,000(4)    6,311(5)    105,000
                      1999    149,600(4)    6,700(5)      ---           ---         ---          ---
                      1998    150,800(4)    7,300(5)      ---           ---         ---          ---

Joseph Verga(6)       2000    113,000(4)    1,907(5)     35,000        5,000
                      1999    100,700(4)    1,600(5)      ---           ---         ---          ---
                      1998     80,700(4)    1,600(5)      ---           ---         ---          ---

Stephen W. Everett(7) 2000    114,000(8)      470        25,000         ---         ---          ---
                      1999      ---           ---         ---           ---        35,000        ---
                      1998(9)   ---           ---         ---           ---         ---          ---

- -------------

(1) Bonus paid ($25,000) by Dialysis Corporation of America in 1998 not included in "Salary."

(2) Includes automobile allowance and related expenses, life and disability insurance premiums.

(3) President and director of Techdyne, and an officer and/or director of its subsidiaries.

(4) All compensation paid by Techdyne.

(5) Automobile lease and related expenses and term life insurance premiums ($300 for each year).

(6) Senior Vice President, Treasurer and director of Techdyne.

(7) President and director of Dialysis Corporation of America.

(8) All compensation paid by Dialysis Corporation of America.

(9) Joined Dialysis Corporation of America in November, 1998.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         Mr. Langbein has an employment agreement with the company through August 31, 2003 at an annual salary, presently of $278,000 with yearly increases in increments of no less than $10,000. The agreement provides for Mr. Langbein to serve as the Chairman, Chief Executive Officer and President.

         Main provisions of the employment agreement

         *  monthly automobile allowance
         * benefit plans and other fringe benefits available to the company employees and executives
         *  reimbursement for business expenses
         *  payment of universal and term life insurance owned by Mr. Langbein
         * indemnification for acting as an officer and/or director of the company and subsidiaries
         * non-competition for two years from termination within 20 miles of the company's primary operations; company has option to request non-competition within the United States at $4,000 per month for each 12 month period, with escalation thereafter
         * full compensation first 90 days of disability with company option to continue employment with full compensation less disability payments or terminate

         The Medicore employment agreement also contains different termination provisions as follows:

         * upon death, wrongful termination (defined below), disability termination or change in control (defined below), lump sum payment equal to Mr. Langbein's salary, including expenses and benefits, for three years from termination
         * Mr. Langbein has option to take 400,000 shares of company common stock instead of the lump sum payment; two year right to demand registration of the shares, and three years may include the shares in any registration statement filed by the company; registration at the cost of the company

         * full vesting of any warrants, options or similar rights; Mr. Langbein has choice to keep those options, otherwise the company has to repurchase them at a certain repurchase formula
         *  for cause by Medicore - no benefits or salary
         * for good reason (defined below) by Mr. Langbein - the company continues to pay salary, benefits and expenses, and all options and other securities shall be fully vested and exercisable; or provide Mr. Langbein with the lump sum payment, at Mr. Langbein's option, the company to acquire the shares
         * at expiration, if the company does not renew or enter into new employment agreement, severance allowance which is the lump sum payment or Mr. Langbein's option to take the company shares.


Definitions

         * "cause" - willful failure to perform duties under the employment agreement, and illegal or gross misconduct which damages the business or reputation of Medicore
         * "good reason" - assigning Mr. Langbein duties inconsistent with his position or any action that results in reducing Mr.
            Langbein's authority, duty or responsibilities; reduction of salary, expenses or benefits; or other substantial breach of the agreement
         * "change in control" includes (a) the announcement for and/or acquisition by any person not affiliated with Mr. Langbein of 25% or more of the outstanding common stock, or (b) a sale of substantially all of the assets, or a merger or acquisition of the company (exclusive of a proposed sale of control of Techdyne to Simclar, see Item 1, "Business - General."), or (c) certain changes in the board other than through shareholder elections of members nominated by the existing board.

         Barry Pardon had a five year employment agreement with Techdyne through December 31, 2000, which provided him with a base annual salary of $120,000, plus an override commission of 1/2% of net sales of Techdyne in excess of $20,000,000 the first year of the agreement, increasing $1,000,000 each
subsequent year of the term.   For acquired companies such as Lytton, the sales
for the preceding fiscal year were added to the base plus $1,000,000 yearly increase before the override applied. Mr. Pardon executed a new employment agreement on September 27, 2000, effective for a period of five years commencing January 1, 2001. Mr. Pardon's employment agreement provides for the following:

         *  base annual salary of $130,000
         * over-ride commission of .5% of net sales in excess of $45,000,000 (increased by net sales of acquired companies) increasing $1,000,000 each of the next two years
         *  automobile, travel and entertainment expenses
         * termination may occur by (i) expiration of the term; (ii) death of Mr. Pardon; (iii) Mr. Pardon's disability; (iv) conviction of a crime, failure to carry out policies of Techdyne, dishonest practice, conduct prejudicing Techdyne or breach of the employment agreement; severance, which is nine months' salary, only paid upon death or termination without cause
         * non-competition for one year from termination; restrictions on Mr. Pardon calling upon customers or suppliers of Techdyne, diverting customers, services, or products of Techdyne, or disclosing any trade secrets

         Stephen W. Everett, President and director of Dialysis Corporation of America, has a five-year employment contract effective January 1, 2001, providing him with a first year salary of $120,000, increasing a minimum of

$10,000 per annum the second and third years, and for each of the two remaining years, the prior year's adjusted compensation increased by an amount equal to the lesser of 3% of pre-tax profits or $10,000. Mr. Everett's employment agreement also provides:

         * employee and fringe benefits to the extent available to other similarly situated executive employees
         * reimbursement for reasonable out-of-pocket expenses incurred in connection with his duties
         * vacations normally taken by senior management; compensated for annual vacation
         *  termination
            -  death; three months' severance pay
            - for cause; salary and expenses to date of termination ("cause" includes conviction for fraud or criminal conduct, habitual drunkenness or drug addition, embezzlement, regulatory agency sanctions against Mr. Everett or the company due to his wrongful acts, material breach of the agreement, dishonesty, or resignation, except if due to breach by the company)
            - by the company after 13 weeks of disability; three months' severance pay
            - by Mr. Everett upon breach by the company; severance pay equal to the greater of six months of his then compensation or his remaining compensation under the agreement
         *  confidentiality restrictions two years from termination
         * non-competition for one year from termination within the United States; provided, non-competition eliminated if the company terminates Mr. Everett without cause or due to the company's material breach of the agreement
         * Mr. Everett to assign any patents, property rights, discovery or idea to the company

         Certain executive and accounting personnel and administrative facilities of the company and its subsidiaries, including Techdyne and Dialysis Corporation of America, were common for fiscal 2000. The costs of executive and accounting salaries and other shared corporate overhead are allocated pursuant to a Service Agreement between the company and Techdyne, and otherwise charged on the basis of direct usage when identifiable with any balance allocated on the basis of time spent with respect to Dialysis Corporation of America. Mr. Langbein, as an officer and director of the company, Medicore and Dialysis Corporation of America, and Mr. Daniel Ouzts, as an officer of the company, Medicore and Dialysis Corporation of America, divide their time and efforts among each company. See Item 13, "Certain Relationships and Related Transactions."


Options, Warrants or Rights

1989 Medicore Stock Option Plan

         *  expires May 18, 2009
         * grants available to employees, officers, directors, consultants, advisors and similar persons
         * non-qualified; five year term; exercise price fair market value on date of grant
         * may be exercised with cash or company common stock or both; if exercised with stock, optionee receives additional option for amount of shares used for exercise at exercise price of the then current market price exercisable for remainder of original option
         *  termination of optionee's affiliation with the company

            - death, disability or retirement after age 65; exercisable for two years from such event but not beyond expiration date of option
            -  any other termination; right to exercise terminates immediately
         * forced redemption at formulated prices upon change in control of the company which includes (i) sale of substantially all assets of the company or its merger or consolidation, (ii) majority of board changes other than by election of shareholders pursuant to board solicitation or vacancies filled by board caused by death or resig-nation, or (iii) any person acquires or makes a tender offer for at least 25% of the company's common stock; optionee may waive redemption
         *  options are non-transferable
         *  1989 Medicore Plan history last five years to March 21, 2001
            -  1,000,000 shares reserved for issuance
            -    809,000 granted in 1995
            -    803,000 expired
            -      3,000 exercised (in 2000)
            -      3,000 cancelled (in 1996 and 1997)
            - 35,000 granted in 1997 (exercisable at $2.38 per share to 6/10/02)
            - 820,000 granted in July, 2000 (exercisable at $1.38 per share to 7/26/05)
            - 855,000 outstanding (18 persons including 11 officers and directors of the company, Techdyne and Dialysis Corporation of America)

2000 Medicore Stock Option Plan

        *  adopted February 17, 2000
        *  authorized 500,000 (incentive and non-qualified)
        *  expires February 16, 2005
        * exercise price determined by board (or committee); must be at least fair market volume on date of grant
        * exercise by cash, or discretion of board, (i) through delivery of shares with fair market value equal to exercise price, (ii) optionee's personal recourse or (discretion of board) non-recourse note, (iii) assignment to company of proceeds form sale of stock acquired on exercise with authorization to broker to pay proceeds to the company for the exercise price, or (iv) any combination of the above
        * options and underlying shares non-transferable except by will or laws of descent
        *  termination of optionee's affiliation with the company
           -  for cause: exercise terminates immediately
           - retirement, permanent disability or death: exercisable for nine months from such event
           -  change in control (see 1989 Plan above)
        *  2000 Medicore Plan history to March 21, 2001
           -  475,000 outstanding (granted February 17, 2000)
              +  175,000 non-qualified options
              +  300,000 incentive options
              +  exercisable at $3.25 per share to 2/16/03
              +  none cancelled or exercised

1995 Techdyne Options

         *  non-qualified

         * 152,500 granted to eight directors of Techdyne and its subsidiaries and counsel; 7,500 expired
         * 145,000 exercised at $1.75 per share on February 25, 2000, cash for par value, the balance with three-year non-recourse promissory notes at 6.19% interest secured by the common stock held in escrow
         * voting rights held by share owner provided no default exists under the note
         * restriction on transfer of these shares until the exercise price has been paid in full

1997 Techdyne Stock Option Plan

         *  expires June 22, 2002
         * terms substantially similar to our company's 2000 Stock Option Plan (see above)
         *  1997 Techdyne Plan history to March 21, 2001
            -  500,000 reserved for issuance
            -  555,000 granted
            -  none exercised
            -  106,000 cancelled
            -  449,000 outstanding:
               + 325,000 exercisable at $3.25 per share through June 22, 2002 (155,000 non-qualified, 170,000 incentive)
               + 31,000 exercisable at $4.00 per share; expiration dates range from June 29, 2002 to December 14, 2002; all incentive options
               + 3,000 exercisable at $4.00 per share; expiration date May 23, 2003;
               + 90,000 exercisable at $2.00 per share, exercisable for three years, with one third vested, one third vesting on October 16, 2001 and one third vesting on October 16, 2002;

1995 Dialysis Corporation of America Stock Option Plan

         *  expired November 9, 2000
         * terms substantially similar to our company's 2000 Stock Option Plan (see above)
         * 5,000 outstanding to a director of Dialysis Corporation of America exercisable at $2.25 per share through June 9, 2003

1999 Dialysis Corporation of America Stock Option Plan

         *  expires April 20, 2009
         * terms substantially similar to our company's 2000 Stock Option Plan (see above)
         *  1999 Dialysis Corporation of America Plan history to March 21, 2001
            -  800,000 shares reserved for issuance
            -  800,000 shares granted in 1999
               + 435,000 non-qualified options (all one year except for 95,000 (5 years) to April 20, 2004)
               +  365,000 incentive options expiring April 20, 2004
            -  exercisable at $1.25 per share
            - 60,000 options cancelled due to termination of affiliation with the company
            - 340,000 options exercised; payment of par value and 3 year non-recourse promissory notes for the balance; stock held by Dialysis Corporation of America as collateral to secure notes
            - 165,000 granted January 2, 2001 (33,000 vested immediately; 33,000 vest every January 1)
            - 433,000 options outstanding (all incentive options except for 35,000 options)

         The exercise price of options is no less than 100% of the fair market value of the common stock on the date of grant.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                  Individual Grants                       Potential Realizable
- -----------------------------------------------------------------------     Value at Assumed
                    Number of       % of Total                            Annual Rates at Stock
                    Securities      Options/SARs                           Price Appreciation
                    Underlying      Granted to     Exercise                  For Option Term
                   Options/SARs     Employees in    Price    Expiration   ---------------------
Name                Granted (#)     Fiscal Year     ($/Sh)      Date         5%($)     10%($)
(a)                    (b)              (c)          (d)        (e)           (f)        (g)
- ----                -----------     -----------     ------     ------        -----     ------
Thomas K. Langbein    300,000           36.6         1.38      7/26/05      $______   $______
                      250,000           52.6         3.25      2/16/03
Barry Pardon           80,000           25.0         1.38      7/26/01
                       25,000            5.3         3.25      2/16/03
Joseph Verga           35,000            4.3         1.38      7/26/05
Stephen W. Everett     25,000            3.0         1.38      7/26/05

     Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values


   (a)                        (b)                  (c)              (d)                 (e)
                                                                Number of
                                                                Securities           Value of
                                                                Underlying          Unexercised
                                                                Unexercised         In-the-Money
                                                                Options/SARs       Options/SARs at
                                                                at FY-End (#)     Fiscal Year End($)
                        Shares Acquired      Value Realized     Exercisable/         Exercisable/
Name                    on  Exercise (#)           ($)          Unexercisable      Unexercisable($)
- ----                    ---------------      --------------     -------------      ---------------
CEO
Thomas K. Langbein
    Medicore Options       -0-                  -0-             550,000 (exer.)         ---(1)
    Techdyne Options       40,000(2)            60,000          100,000 (exer.)         ---(3)
    Dialysis Options       -0-                  -0-             260,000 (exer.)         ---(4)

Barry Pardon (5)
    Medicore Options       -0-                  -0-             105,000 (exer.)         ---(6)
    Techdyne Options       40,000(2)            60,000          100,000 (exer.)         ---(3)
    Dialysis Options       -0-                  -0-              -0-                    ---

Joseph Verga (7)
    Medicore Options       -0-                  -0-              35,000 (exer.)         ---(8)
    Techdyne Options       25,000(2)            37,500           55,000 (exer.)         ---(3)
    Dialysis Options       -0-                  -0-              -0-                    ---

Stephen W. Everett(9)
    Medicore Options       25,000               -0-              25,000 (exer.)         ---(10)
    Techdyne Options       -0-                  -0-              -0-                    ---
    Dialysis Options

__________

(1) The options are exercisable for 250,000 shares through February 16, 2003 at $3.25 per share, and for 300,000 shares through July 26, 2005 at $1.38 per share. The company's options were all out-of-the-money, since the closing price of the company's common stock as reported by Nasdaq as of December 29, 2000 was $.88.

(2) Exercised on February 25, 2000 with cash for par value ($.01 per share) and the balance with a non-recourse three year promissory note.

(3) The options are exercisable at $3.25 per share through June 22, 2002. The Techdyne options were out-of-the-money, since the closing price of the Techdyne common stock as reported by Nasdaq as of December 29, 2000 was $1.31.

(4) The options are exercisable at $1.25 per share through April 20, 2004. The Dialysis options were out-of-the-money, since the closing price of the company's common stock as reported by Nasdaq at December 29, 2000 was $.63.

(5)  President and director of Techdyne.

(6) The options are exercisable for 80,000 shares through July 26, 2005, at $1.38 per share, and for 25,000 shares through February 17, 2003, at $3.25 per share. The company's options were all out-of-the-money, since the closing price of the company's common stock as reported by Nasdaq as of December 29, 2000 was $.88.

(7)  Senior Vice President, Treasurer and director of Techdyne.

(8) The options are exercisable for 35,000 shares through July 26, 2005, at $1.38 per share. The company's options were all out-of-the-money, since the closing price of the company's common stock as reported by Nasdaq as of December 29, 2000 was $.88.

(9)  President and director of Dialysis Corporation of America.

(10) The options are exercisable for 25,000 shares through July 27, 2005, at $1.38 per share. The company's options were all out-of-the-money, since the closing price of the company's common stock as reported by Nasdaq as of December 29, 2000 was $.88.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 23, 2001, the names and beneficial ownership of the equity securities of the company and its subsidiaries for directors, individually itemized, and for directors and officers as a group, without naming them, and for each of the named executive officers disclosed in the Summary Compensation Table (see Item 11, "Executive Compensation"), and for shareholders known to us to beneficially own more than 5% of our voting securities.

                           Medicore           Techdyne               Dialysis
                           Common              Common                 Common
Name                       Stock(1)    %(2)    Stock(3)     %(4)      Stock(5)       %(6)
- ----                       -------     ---     -------      ---       -------        ---
Medicore, Inc.                ---      ---    4,674,620     71.3     2,410,622       61.3

Thomas K. Langbein(7)     1,323,009   21.1    4,854,620(3)   72.9    2,670,622(5)    63.7

Seymour Friend(7)           432,705    7.5       31,333        *        21,000         *

Peter D. Fischbein           78,219    1.4       55,000        *        20,000         *

Anthony C. D'Amore          273,890    4.7       40,000        *        21,000         *

Robert P. Magrann            84,000    1.5        ---         ---       20,000         *

Lawrence E. Jaffe           195,075    3.3       50,000        *       160,000        3.9

Barry Pardon(8)             166,950    2.9      193,533       2.9        ---          ---

Joseph Verga(9)              84,075    1.5      108,334       1.6

Stephen W. Everett(10)       25,000     *         ---         ---       68,000(11)    1.7

Susan Kaufman(12)           388,582    6.8        ---         ---        ---          ---

All directors and         2,497,948   36.7      381,333       5.8      534,500       12.8
executive officers
as a group (7 persons)

- -----------------

* less than 1%.

(1) Includes the following shares that may be acquired upon exercise of options as of March 21, 2001 or within 60 days after that date:

       Shares obtainable upon exercise of options under the 1989 Stock Option
       Plan: Messrs. Langbein 360,000; Friend 50,000; Fischbein 50,000; D'Amore 50,000; Magrann 50,000; Jaffe 100,000; Pardon 80,000; Verga 35,000;
       Everett 25,000; and Pelstring 20,000.

       Shares obtainable upon exercise of options under the 2000 Stock Option
       Plan: Messrs. Langbein 250,000; Friend 25,000; Fischbein 25,000; D'Amore 25,000; Magrann 25,000; Jaffe 75,000; and Pardon 25,000.

       Includes: Pardon 8,400 shares owned by his wife.

       Does not include: Messrs. Langbein 25,600 shares held by his two children of majority age, and 400,000 shares in his employment agreement issuable under certain conditions (see Item 1, "Executive Compensation"); Fischbein 388,582 shares owned by his wife (100,000 in trust for their son; Ms. Kaufman is settlor and trustee); Ms. Kaufman is financially independent with separate bank and brokerage accounts, and Ms. Kaufman and Mr. Fischbein, each to the other, disclaim beneficial interest in the other person's shares); and Jaffe 136,500 shares held by his four children and a daughter-in-law, all of whom are of majority age and live independently, and in all of which shares he disclaims beneficial interest.

(2) Based on 5,710,540 shares outstanding exclusive of (i) 855,000 shares underlying options granted under the company's 1989 Stock Option Plan;
     (ii) 5,000 shares underlying options granted in 1998 to a former investor relations firm; (iii) 400,000 shares of common stock available for issuance under certain conditions of Thomas K. Langbein's employment agreement (see Item 11, "Executive Compensation"); (iv) 98,000 shares of common stock reserved for issuance under a key employee stock plan; (v) 475,000 shares underlying options granted in February, 2000, under our 2000 Stock Option Plan; and (vi) 150,000 shares underlying options granted to three unaffiliated persons.

(3) Officers and directors of the company, including those directors of the company and Techdyne who may be officers and/or directors and shareholders of each company, disclaim any indirect beneficial ownership of Techdyne common shares through the company's 71.3% ownership of Techdyne. Thomas
     K. Langbein, by virtue of his positions with the company and Techdyne and stock ownership of the company, may deem Mr. Langbein to have beneficial ownership of such shares through shared voting and investment power with respect to the company's ownership of Techdyne, has included (i) 100,000 shares under Techdyne's 1997 Option Plan; and (ii) 4,674,620 shares owned by the company (71.3%). Mr. Langbein disclaims such entire beneficial ownership, but for his proportionate interest (exclusive of company options), approximately 631,000 Techdyne shares (9.6%) without including the company's ownership of Techdyne (including Mr. Langbein's option for 100,000 Techdyne shares).

     Includes for all of our executive officers and directors the following shares that may be acquired upon exercise of Techdyne's 1997 stock options (see Note (4)) as of March 21, 2001 or within 60 days of that date:
     Messrs. Langbein 100,000 options; Friend 5,000 options; Fischbein 15,000 options; D'Amore 15,000 options; Jaffe 20,000 options; Pardon 100,000 options; and Verga 65,000 options (10,000 more options not yet vested, see note (4)).

(4) Based on 6,556,990 Techdyne shares outstanding exclusive of (i) 449,000 options (60,000 of which vest 50% October 16, 2001 and 50% one year later) granted under Techdyne's 1997 Option Plan; and (ii) common stock issuable under an option to a former investor relations firm for 6,250 shares exercisable through May 14, 2001.

(5) The company owns 2,410,622 shares (61.3%) of the common stock of Dialysis Corporation of America. Officers and directors of the company, including those officers and directors of the company and Dialysis Corporation of America who may be officers and/or directors and shareholders of each company, disclaim any indirect beneficial ownership of Dialysis common stock through the company's 61.3% ownership of Dialysis. Thomas K. Langbein, by virtue of his positions with the company and Dialysis and his stock ownership of the company, may deem Mr. Langbein to have bene-ficial ownership of such shares through shared voting and investment power with respect to the company's ownership of Dialysis, has included
     (i) 260,000 shares under Dialysis 1999 options; and (ii) 2,410,622 shares owned by the company. Mr. Langbein disclaims such entire beneficial ownership, but for his proportionate interest, approximately 325,000 Dialysis shares (8.3%). Without including the company's ownership of Dialysis Corporation of America, Mr. Langbein owns an option for 260,000 Dialysis shares (6.2%).

     Includes 260,000 shares that may be acquired upon exercise of 1999 options by Thomas K. Langbein as of March 23, 2001 or within 60 days after that date.

(6) Based on 3,932,844 Dialysis Corporation of America shares outstanding exclusive of (i) the underwriter's option for 300,000 shares of common stock exercisable through April 16, 2001; and (ii) outstanding options for 438,000 shares of Dialysis common stock, 5,000 options exercisable through June 9, 2003, 400,000 options exercisable through April 20, 2004 (Mr. Everett has 165,000 options, vesting in amounts of 33,000 options each January 1, initial vesting January 1, 2001, exercisable for five years from vesting at $1.25 per share) for periods from June 9, 2003 to April 20, 2004.

(7)  Class 3 director; up for re-election this year.

(8) President and director of Techdyne; not an executive officer or director of the company, but disclosed in Summary Compensation Table. Not included in the totals.

(9) Senior Vice President and director of Techdyne; not an executive officer or director of the company, but disclosed in Summary Compensation Table. Not included in the totals.

(10) President of Dialysis Corporation of America; not an executive officer or director of the company; but disclosed in Summary Compensation Table. Not included in the totals.

(11) Includes (i) 35,000 options exercisable at $1.25 per share to April 20, 2004; and (ii) 33,000 options exercisable at $1.25 per share to December 31, 2005. Does not include 132,000 options vesting in amounts of 33,000 options each January 1, 2002 to 2005, exercisable for five years from vesting at $1.25 per share.

(12) Wife of Peter D. Fischbein, a director of Medicore and Techdyne. Mr. Fischbein disclaims beneficial interest in his wife's sahres. Includes 100,000 shares held in trust for their son. Ms. Kaufman is the settlor and trustee, and has sole voting and dispositive power. Ms. Kaufman is independent of her husband. Not included in the totals. See note (1).

         Some or all of the Techdyne common stock and Techdyne shares issuable upon exercise of the Techdyne options held by the company and affiliates and directors of the company and Techdyne are to be included in a registration statement being prepared for filing by Techdyne. See Item 1, "Business - Important Events - Interests of Certain Persons in the Sale."


Did directors, executive officers and 10% shareholders comply with Section 16(a) ownership reporting in 1998?

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and 10% shareholders to file reports with the SEC, the Nasdaq Stock Market and our company, indicating their beneficial ownership of common stock of the company and any changes in their beneficial ownership. The rules of the SEC require that the company disclose failed or late filings of reports of company stock ownership by its directors and executive officers. To the best of the company's knowledge, all beneficial ownership reports by these reporting persons were filed on a timely basis.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The company owns approximately 71% of Techdyne and 61% of Dialysis Corporation of America.

         Certain of the officers and directors of the company are officers and/or directors of Techdyne and Dialysis Corporation of America, including Thomas K. Langbein, who holds the position of Chairman of the Board of Directors, President and Chief Executive Officer of the company, Chairman of the Board of Directors and Chief Executive Officer of Techdyne and Dialysis Corporation of America, as well as officer and/or director of those companies' subsidiaries. Mr. Langbein is also the President, sole shareholder and director of Todd & Company, Inc., a securities broker-dealer. He is also a director of Linux Global Partners, Inc., a private company investing in developing Linux software companies. See discussion below concerning our relationship with Linux Global Partners. Daniel R. Ouzts is Vice President of Finance, Controller and Treasurer of the company and Dialysis and is Vice President of Finance and Controller of Techdyne. Peter D. Fischbein and Anthony C. D'Amore are each directors of the company and Techdyne. Mr. Langbein owns 21.1% of our company (includes options for 550,000 shares), 6.2% of Dialysis (an option for 260,000 Dialysis shares) and 2.7% of Techdyne (includes an option for 100,000 Techdyne shares). Messrs. Ouzts, Fischbein and D'Amore own interests in our company of 1.9%, 1.4% and 4.7%, respectively, and less than 1% of Dialysis and Techdyne. Susan Kaufman, wife of Peter D. Fischbein, holds a 6.8% interest in Medicore, which includes 100,000 shares held in interest for their son, of which trust Ms. Kaufman is settler and trustee. Each of Susan Kaufman and Peter D. Fischbein disclaim beneficial ownership of the other's security ownership of Medicore. See "Security Ownership of Certain Beneficial Owners and Management." Lawrence E. Jaffe is Secretary and corporate counsel to the company, Dialysis and Techdyne, and he is a director of the company. Mr. Jaffe has a 3.3% interest in our company (includes options for 175,000 shares), a 4.1% interest in Dialysis, and less than a 1% interest in Techdyne. Mr. Jaffe's firm, Jaffe Freedman & Hait, LLC, receives a substantial portion of its professional fees from our company, Dialysis and Techdyne, which for 2000 were $52,000, $82,000 and $133,000, respectively.

         In addition, certain of the executive and accounting personnel and administrative facilities of the company and its subsidiaries, including Techdyne and Dialysis Corporation of America, are common. The costs of executive and accounting salaries and other shared corporate overhead for these companies are charged first on the basis of direct usage when identi-fiable, with the remainder allocated on the basis of time spent, either through a corporate overhead allocation or in the case of Techdyne, through a Service Agreement. Since the shared expenses are allocated on a cost basis, there is no intercompany profit involved. Utilization of personnel and administrative facilities in this manner enables the company to share the cost of qualified individuals with its subsidiaries rather than duplicating the cost for various entities. The amount of expenses charged by the company to Techdyne for the year ended December 31, 2000 was approximately $360,000, and approximately $408,000 for the years ended December 31, 1999 and 1998, and for Dialysis Corporation of America were approximately $200,000 for the years ended December 31, 2000 and 1999 and $240,000 for the year ended December 31, 1998. It is our opinion these services are on terms as favorable as obtainable from unaffiliated parties.

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our first investment was in Linux Global Partners, a private holding company which invests in Linux-related software companies.
See Item 1, "Business - Linux Division." We initially acquired a 6% ownership interest, increased to 8% in March, 2000, in Linux Global Partners, and loaned that company $1,500,000 for one year to January 26, 2001 at an interest rate of 10% per annum. In March, 2000, the loan was increased by $500,000 under the same terms, and in August, 2000, we extended an additional $200,000 for the short term. Our security for the $2,200,000 loan is the ownership interest in the software companies in which Linux Global Partners invested, which are speculative, developing companies. We borrowed the funds for our investment and financing of Linux Global Partners from Dialysis Corporation of America, our 61% owned public subsidiary, under the same terms we financed Linux Global Partners. Interest on these loans at December 31, 2001 was approximately $186,000. On March 8, 2001, we extended the loans to June 30, 2001, in exchange for 400,000 shares of Linux stock, which gave us an approximately
10% ownership of Linux, and a right to convert the Linux debt into convertible preferred A shares under certain terms of a proposed financing by Linux Global Partners, which if completed would provide funds to Linux Global Partners for which our company would have priority to the proceeds for repayment of our loans. No assurance can be given that Linux Global Partners will complete its proposed financing, or that it will repay all or any part of its indebtedness to us. We are currently negotiating a proposed sale of our interest in Techdyne, our other majority owned public subsidiary, which transaction, if approved by our shareholders and completed in the near future, for which there can be no assurance, would provide us with approximately $10,000,000 plus a percentage of revenues over the next several years, a portion of which would be used to repay the Dialysis Corporation of America indebtedness, assuming we have not then repaid that debt.

         In October, 1999, Dialysis Corporation of America entered into a Merger Agreement with MainStreetIPO.com Inc., which proposed merger was terminated in August, 2000. Dialysis Corporation of America had made a $140,000 loan to MainStreet in July, 2000, with interest at 10% per annum, for working capital purposes. The loan was secured with 300,000 Linux Global Partners shares, which Dialysis Corporation of America acquired upon MainStreet's default of the loan in November, 2000.

         Dialysis Services of PA., Inc. - Lemoyne, one of our wholly-owned dialysis subsidiaries, leases its dialysis facility from Dialysis Corporation of America under a five year net lease expiring December 31, 2003 at $43,088 per annum, plus applicable taxes, separately metered utilities and insurance, and additional rent of $5,386 per year covering common area maintenance expenses. That subsidiary has two renewal options for five years each under the agreement. We are of the opinion that the rental is on terms as favorable as could be obtained from an unaffiliated party.

         Dialysis Corporation of America acquired property with a little over 8,100 square feet of space in Valdosta, Georgia. Dialysis Corporation of America leases approximately 6,000 square feet to DCA of So. Ga., LLC, Dialysis' 70% owned dialysis facility, for $90,600 under a 10-year lease with two renewal options of five years each. Dialysis also leases an additional 2,160 square feet at that property at $32,400 per annum to a professional association, South Georgia Nephrology, P.C., which acts as that facility's medical director, for the professional association's medical offices under a 10-year lease with similar five year renewal options.

         Dialysis Corporation of America loaned South Georgia Nephrology, P.C., wholly owned by Dr. Andrew Queler, the medical director of our new dialysis facility in Valdosta, Georgia, up to $300,000 in periodic advances at an annual interest rate of 1% over prime. The loan is to provide Dr. Queler's P.C. with working capital to operate a medical practice. The repayments are from the practice's proceeds of South Georgia Nephrology, and secured by its assets and Dr. Queler's ownership of South Georgia Nephrology, being held in escrow by Dialysis Corporation of America. As of December 31, 2000, this loan had an outstanding balance, with interest, of approximately $85,300.

         In April, 2000, Dialysis Corporation of America sold a portion of its interest in one of its New Jersey dialysis facilities to Vineland Dialysis Group, LLC, for $203,000, giving that professional corporation a 35.9% interest in that dialysis facility, leaving Dialysis with a 51.3% interest, and Vineland Dialysis Professionals, LLC, the professional association acting as Dialysis' medical director for that Vineland dialysis facility, with a 12.8% interest. Vineland Dialysis Professionals is owned by Dr. David Blecker, who was appointed as Vineland's medical director and who is affiliated with Vineland Dialysis Group. Dr. Blecker is a nominee for director of Dialysis Corporation of America.

         Certain officers and directors of our company, Messrs. Anthony C. D'Amore, Peter D. Fischbein, Seymour Friend and Robert Magrann (20,000 shares each), and Lawrence E. Jaffe (160,000 shares, plus 100,000 shares obtained by his children of majority age and independent of their father), exercised in April, 2000, Dialysis Corporation of America options granted under Dialysis' 1999 Stock Option Plan for 340,000 shares. The exercise was effected with cash for the par value (aggregate ($3,400) and the balance, $421,600, in three-year non-recourse promissory notes at a rate of interest of 6.2% per annum. The exercise price was $1.25 per share, and at the time of exercise, the market price of Dialysis Corporation of America common stock was $2.63. The market price of Dialysis' common stock at March 20, 2001 was $.75.

         In September, 2000, Dialysis Corporation of America announced plans to repurchase up to approximately 300,000 shares of its outstanding common stock. At December 31, 2000, Dialysis had acquired 76,600 shares for $64,825, and in January and February, 2001, Dialysis acquired an additional 47,000 shares for $47,414.

         Since mid-1999, Dialysis Corporation of America has entered into management services agreements with each of its dialysis subsidiaries, pursuant to which it provides administrative and management services, including, among others, providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resources management, billing and collection and accounts receivable and payable processing. These services are provided for a percentage of net revenues of the particular dialysis subsidiary. Certain of the dialysis facilities provide their own management services to DCA Medical Services, Inc., Dialysis Corporation of America's wholly-owned subsidiary, for home services provided by that subsidiary for the method 2 patients served by those facilities. Method 2 home patient treatment relates to providing equipment and supplies, training and patient monitoring to dialysis patients who are able to perform their treatments at home. Each subsidiary that has such a home services management agreement with DCA Medical Services receives a fee of DCA Medical Services revenues derived from common method 2 patients, exclusive of DCA Medical's costs and expenses relating to those patients.

         In 1990 we acquired land, two buildings and a parking lot in Hialeah, Florida from Techdyne. We are leasing to Techdyne the two buildings and the parking lot under a 10-year net, net lease expiring August 31, 2010 at $150,000 per year plus applicable taxes. Since January 1, 2000, the effective annual rental rate was $142,680 plus tax, due to a rent reduction for use of a portion of that facility by our medical supply division. We believe that the rentals are on terms as favorable as obtainable from unaffiliated parties. See Item 2, "Properties."

         We had been advancing funds at no interest to finance Techdyne's business since our acquisition of Techdyne in November, 1982. After several repayments to us over the years Techdyne issued to us an unsecured demand promissory note convertible into Techdyne common stock at a rate of $1.75 per share. The annual interest rate on the note was 5.7%. We converted $350,000 of Techdyne's promissory note into 200,000 shares of Techdyne's common stock in 1996, $875,000 of the note into 500,000 shares of Techdyne's common stock in 1997, and on September 30, 1999, we converted the balance of the note, with interest, which amounted to $2,531,941, into 1,446,823 shares, resulting in our ownership interest in Techdyne of 4,674,620 shares of common stock (71.3% of the outstanding shares).

         Techdyne has two credit facilities aggregating $5,500,000 with a bank in Ohio which also finances Lytton Incorporated, Techdyne's wholly-owned subsidiary. We no longer are guaranteeing Techdyne's financings. Certain of the negative covenants in Techdyne's financing prohibits its payment of loans to affiliates, which includes our company, without approval of the bank.

         Techdyne acquired Lytton Incorporated in 1997 for cash and stock. That agreement also provided for incentive consideration based on specific sales levels of Lytton for each of three successive specified years. This resulted in additional consideration to Patricia Crossley of approximately $396,000, $290,000 and $154,000 for the three years of sales levels paid in April, 2000, April, 1999, and April, 1998. Patricia Crossley is the wife of Lytton Crossley, former President of Lytton, and currently a director of Techdyne.

         In 1996, Lytton sold its offices and operating facility to Stanley Avenue Properties, Ltd., a limited liability company whose membership includes Lytton and Pat Crossley. Stanley Avenue Properties, Ltd. acquired the facilities in exchange for a note to Lytton repaid in 1997, and the assumption of two mortgage notes. In connection with Techdyne's acquisition of Lytton, the lease with Lytton was renegotiated to a five year lease through July 31, 2002 with monthly lease payments of approximately $17,900 for the first year, adjusted in subsequent years for the change in the consumer price index, and contains two renewal options each for five years of the then fair market rental value. See Item 2, "Properties."

         Lance International, with which company Edward Diamond, one of Techdyne's directors, is affiliated as President and one of the owners, does subcontract manufacturing for Techdyne. For the two years ended December 31, 2000 and 1999, Lance International revenues from manufacturing for Techdyne amounted to approximately $2,300,000 and $1,728,000, representing 30% and 26% of its revenues for these years, respectively. The Lance International manufacturing for Techdyne represented approximately 4% of our sales for the two years ended December 31, 2000 and 1999, respectively.

         Anthony C. D'Amore, a director of our company and Techdyne, acts as an insurance consultant and receives nominal commissions from the property, casualty, worker's compensation and general liability insurance coverages for our company, Techdyne and Dialysis Corporation of America. The aggregate amount of premiums for such insurance was approximately $350,000 for 2000, of which approximately $240,000 was for Techdyne and $73,000 was for Dialysis Corporation of America. The company, Techdyne and Dialysis obtain group health insurance coverage and personal life insurance policies for several executive and key employees through George Langbein, brother of Thomas K. Langbein and until recently, an employee of our company's Medical Products Division. This insurance includes $100,000 term life insurance each covering and owned by Barry Pardon, President and director of Techdyne, Joseph Verga, Senior Vice President, Treasurer and director of Techdyne (each purchased and paid for by Techdyne), Daniel R. Ouzts, Vice President of Finance and Controller of Medicore, Dialysis Corporation of America and Techdyne, Bonnie Kaplan, a key employee of Medicore (both purchased and paid for by Medicore), and Bart Pelstring, director and former President of Dialysis Corporation of America. Medicore also pays for $1,600,000 of life insurance owned by Thomas K. Langbein. See "Executive Compensation." Premiums on these insurance coverages totaled approximately $479,000 during 2000 of which approximately $334,000 was for Techdyne and approximately $41,000 was for Dialysis Corporation of America. We are of the opinion that the cost and coverage of the insurance are as favorable as can be obtained from unaffiliated parties.

         We established Viragen, Inc. in 1980 as a research and development bio-medical company. In 1986, we spun-off Viragen and entered into certain agreements with our former subsidiary, the singular existing agreement being a royalty agreement expiring in November, 2001, pursuant to which Viragen is to pay a schedule of royalty payments with respect to Viragen's interferon and related product sales with a maximum cap of $2,400,000. As of December 31, 2000, Viragen has paid approximately $64,000 of royalties to the company, with no royalty income earned under the agreement in 2000, 1999 or 1998. Certain of Viragen's indebtedness to us was paid with Viragen common stock, with the Company having sold its 259,000 remaining shares of Viragen in 1999. We lease 2,800 square feet of office space from Viragen for $22,000 per annum under a five year renewed lease through December 31, 2002. Viragen sold the property in August, 2000. The only remaining common director of our company and Viragen is Peter D. Fischbein, also a director of Techdyne. See Item 10, "Directors and Executive Officers of the Registrant."

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

         (iii) Form of Additional Non-Qualified Stock Option Agreement issuable under the Stock Option Agreement (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(iii)).

         (iv) Form of 2000 Option granted to MainStreet IPO.com Inc. and Affiliates (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"), Part IV, Item 14(iv)).

         (v) 2000 Stock Option Plan (incorporated by reference to the Company's 1999 Form 10-K, Par iv, Item 4(v)).

         (vi) Form of Stock Option Certificate issued under the 2000 Stock Option Plan (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(vi)).

         (10)      Material contracts.

         (i) Employment Agreement between the Company and Thomas K. Langbein dated August, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 1998 ("1998 Form 10-K"), Part IV, Item 14(c)(10)(i)).

         (ii) Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(ii)).

         (iii) Amendment to lease between the Company and Heights Plaza Associates, dated March 31, 1996 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item
                   14(c)(10)(iii)).

         (iv) Promissory Note of Techdyne, Inc. (1) to the Company dated April 10, 1995 (incorporated by reference to Techdyne's Registration Statement on Form SB-2, Registration No. 33-94998-A ("Techdyne's Form SB-2"), Part II, Item 27,
                   (a)(a)).

         (v) Lease between the Company and Viragen, Inc.(2) dated December 8, 1992 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xi)).

         (vi) Addendum to Lease between the Company and Viragen, Inc.(2) dated January 15, 1993 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xii)).

         (vii) Lease Renewal Letter by the Company to Viragen, Inc.(2) lease dated August 12, 1997 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xiii)).

         (viii) Loan Agreement between Dialysis Corporation of America(3) and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(4) (incorporated by reference to Dialysis Corporation of America's Form 10-Q for the quarter ended March 31, 1998 ("DCA's March, 1998 Form 10-Q"), Part II, Item 6(a), Part II,
                   Item 10(iii)).

         (ix) First Amendment to Loan Agreement between Dialysis Corporation of America(3) and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(4) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1997 ("DCA's 1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

         (x) Promissory Note to Mercantile-Safe Deposit and Trust Company by Dialysis Corporation of America(3) dated November 30, 1988(4) (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(ii)).


         (xi) First Amendment and Modification to Promissory Note to Mercantile-Safe Deposit and Trust Company by Dialysis Corporation of America(3)(4) (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(xxix)).

         (xii) Lease Agreement between Dialysis Services of PA., Inc. - Wellsboro(5) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).

         (xiii) Lease between Dialysis Corporation of America(3) and Dialysis Services of PA., Inc. - Lemoyne(5) dated December 23, 1998 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1998 ("DCA's 1998 Form 10-K"), Part IV, Item 14(c)(ii)).

         (xiv) Medical Director Agreement between Dialysis Services of PA., Inc. - Wellsboro(5) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6(a)(10)(i)).

         (xv) Agreement for In-Hospital Dialysis Services between Dialysis Services of PA., Inc. - Wellsboro(5) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).

         (xvi) Medical Director Agreement between Dialysis Services of PA., Inc. - Lemoyne(5) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lx)).

         (xvii) Agreement for In-Hospital Dialysis Services between Dialysis Services of PA., Inc. - Lemoyne(5) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 19, 1997, Part II, Item 7(c)(10)(i)).

         (xviii) Form of Exclusive Sales Representative Agreement between Techdyne, Inc.(1) and sales representative ** (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxiv)).

         (xix) Mortgage between Techdyne (Europe) Limited(6) and The Royal Bank of Scotland dated August 8, 1994 (incorporated by reference to the Company's June, 1994 Form 10-Q, Part II,
                   Item 6(a)(28)(vi)).

         (xx) Employment Agreement between Techdyne, Inc.(1) and Barry Pardon dated March 13, 1996 (incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, Part IV, Item 14(a)(10)(viii)).

         (xxi) Service Agreement between the Company and Techdyne Inc.(1), dated October 25, 1996 (incorporated by reference to Techdyne's Registration Statement on Form S-3, Registration No. 333-15371, Part II, Item 16, Exhibit 10(a)).

         [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

         (xxii) Service Agreement renewal letter from the Company to Techdyne, Inc.(1), dated September 30, 2000 (incorporated by reference to Techdyne's Annual Report on Form 10-K for the year ended December 31, 2000 ("Techdyne's 2000 Form 10-K"),
                   Part IV, Item 14(10)(viii)).

         (xxiii) Lease Agreement between Techdyne, Inc.(1) and Route 495 Commerce Park Limited Partnership dated March 25, 1997 (incorporated by reference to Techdyne's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, Item 6(a),
                   Part II, Item 10(i)).

         (xxiv) Lease Agreement between Techdyne, Inc.(1) and PruCrow Industrial Properties, L.P. dated April 30, 1997 (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 4, 1997 ("Techdyne's June 4, 1997 Form 8-K"), Item 7(c)(10)(i)).

         (xxv) Lease Agreement between Techdyne, Inc.(1) and EGP Houston Partners Ltd. dated April 29, 1997 (incorporated by reference to Techdyne's June 4, 1997 Form 8-K, Item 7(c)(10)(ii)).

         (xxvi) Asset Based Loan and Security Agreement between Techdyne, Inc.(1) and The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne, Inc.'s Current Report on Form 8-K dated March 1, 2000 ("Techdyne's March, 2000 Form 8-K"), Item 7(c)(10)(i)).*

         (xxvii) Line of Credit Promissory Note for $4,500,000 from Techdyne, Inc.(1) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(ii)).*

         (xxviii) Term Loan Promissory Note for $1,000,000 from Techdyne, Inc.(1) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(iii)).*

         (xxix) Guaranty of the Company for the Lytton Incorporated(6) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(iv)).*

         (xxx) Security Agreement of Techdyne, Inc.(1) for its Guaranty of the Lytton Incorporated(6) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(v)).*

         (xxxi) Amendment to Asset Based Loan and Security Agreement between Lytton Incorporated(6) and The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(vi)).*

         (xxxii) Amended and Restated Revolving Credit Promissory Note for $3,000,000 from Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(vii)).*

         (xxxiii) Amended and Restated Term Loan Promissory Note for $1,400,000 from Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(viii)).*

         (xxxiv) Amended and Restated Equipment Acquisition Loan Promissory Note for $500,000 from Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(ix)).*

         (xxxv) Guaranty of Lytton Incorporated(6) for Techdyne, Inc.'s(1) financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(x)).*

         (xxxvi) Security Agreement for Lytton Incorporated(6) with respect to its Guaranty of Techdyne, Inc.(1)'s financing with The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(xi)).*

         (xxxvii) Conditional Assignment of Lease by Lytton Incorporated(6) to The Provident Bank dated February 9, 2000 (incorporated by reference to Techdyne's March, 2000 Form 8-K, Item 7(c)(10)(xii)).*(4)

         (xxxviii) 1995 Stock Option Plan of Dialysis Corporation of America(3)
                   (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(5)).

         (xxix) Form of Dialysis Corporation of America(3) Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995) (incorporated by reference to DCA Form SB-2, Part II, Item 27, 10(4)).

         (xl) Lease between Dialysis Services of PA., Inc. - Carlisle(7) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

         (xli) Lease between Dialysis Services of NJ., Inc. - Manahawkin(7) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3
                   (10)(xxiv)).

         (xlii) Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(7) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(10)(xviii)).

         (xliii) Medical Director Agreement between Dialysis Services of NJ, Inc. - Manahawkin(7) and Atlantic Nephrology Group, Inc. dated January 21, 1998(8)(9) [*] (incorporated by reference to DCA's 1998 Form 10-K, Part IV, Item 14(c)(xxv)).

         (xliv) Agreement for In-Hospital Dialysis Services between Dialysis Services of PA., Inc. - Carlisle(7) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 29, 1997, Item 7(c)(10(i)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

         (xlv) Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(3) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

         (xlvi) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA's June, 1997 10-Q"),
                   Part II, Item 6(a), Part II, Exhibit 10(i)).(10)

         (xlvii) Form of Techdyne, Inc.(1) 1997 Stock Option Plan (incorporated by reference to Techdyne's Current Report on Form 8-K dated June 24, 1997 ("Techdyne's June 24, 1997 Form 8-K"), Item 7(c)(4)(i)).

         (xlviii) Form of Techdyne, Inc.(1) 1997 Incentive Stock Option (incorporated by reference to Techdyne's June 24, 1997 Form 8-K, Item 7(c)(4)(ii)).

         (xlix) Form of Techdyne, Inc.(1) 1997 Non-Qualified Stock Option (incorporated by reference to Techdyne's June 24, 1997 Form 8-K, Item 7(c)(4)(iii)).

         (l) Form of Stock Option to The Investor Relations Group, Inc. (incorporated by reference to Techdyne's Current Report on Form 8-K dated May 28, 1998, Item 7(c)(10)(i)).

         (li)      Lease between Dialysis Services of PA., Inc. -
                   Chambersburg(7) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

         (lii) Stock Purchase Agreement between Dialysis Corporation of America(3) and Atlantic Nephrology Group, Inc. (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Part II, Item 6(a), Part II, Item 10(i)).

         (liii) Lease between Dialysis Corporation of America(3) and Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to DCA's 1998 Form 10-K, part IV,
                   Item 14(c)(10)(xxvi)).

         (liv) 1999 Stock Option Plan of the Dialysis Corporation of America(3) (May 21, 1999) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1999 ("DCA 1999 Form 10-K"),
                   Part IV, Item 14(c)(10)(xxiii)).

         (lv) Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxiv)).

         (lvi) Lease between DCA of Vineland, LLC(14) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

         (lvii) Medical Director Agreement between DCA of Vineland, LLC(14) and Vineland Dialysis Professionals dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvi)).

         (lviii) Medical Director Agreement between Dialysis Services of PA., Inc. - Carlisle(7) and Cumberland Valley Nephrology Associates, P.C. dated April 30, 1999(11) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvii)).

         (lix) Management Services Agreement between Dialysis Corporation of America(3) and DCA of Vineland, LLC(14) dated April 30, 1999(12) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).

         (lx) Amendment No. 1 to Management Services Agreement between Dialysis Corporation of America(3) and DCA of Vineland, LLC(7) dated October 27, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

         (lxi) Indemnity Deed of Trust from Dialysis Corporation of America(3) to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated December 13, 1999 ("DCA's December Form 8-K"), Item 7(c)(99)(i)).

         (lxii) Guaranty Agreement from Dialysis Corporation of America(3) to St. Michaels Bank dated December 3, 1999 (incorporated by reference to DCA's December Form 8-K, Item 7(c)(99)(ii)).

         (lxiii) Promissory Note from the Company to Dialysis Corporation of America(3) dated January 27, 2000 (incorporated by reference to DCA's Current Report on Form 8-K dated February 10, 2000,
                   Item 7(c)10.1)

         (lxiv)    Management Services Agreement between DCA of Vineland, LLC
                   (4) and DCA Medical Services, Inc. (5) dated January 1, 2000(13) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxxiii)).

         (lxv) Service Agreement renewal letter between Medicore, Inc. and Techdyne, Inc. dated September 30, 2000 (incorporated by reference to the Techdyne 2000 Form 10-K, Part IV, Item 14(10(vii)).

         (lxvi) Amended Secured Promissory Note from Medicore, Inc. to Dialysis Corporation of America dated March 27, 2000 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2000 ("DCA 2000 Form 10-K"), Item 14(10)(xxxiv)).

         (lxvii) Promissory Note from Medicore, Inc. to Dialysis Corporation of America dated August 9, 2000 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 21, 2000 , Item 7(c)(99)(i)).

         (lxviii) Lease between Dialysis Corporation of America and DCA of So. Ga., LLC dated November 8, 2000 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated January 3, 2001 ("DCA January, 2001 8-K"), Item 7(c)(10)(i)).

         (lxix) Lease between Dialysis Corporation of America and South Georgia Nephrology, P.C. dated November 27, 2000 (incorporated by reference to the DCA January, 2001 8-K, Item 7(c)(10)(ii)).

         (lxx) Lease between DCA of Fitzgerald(5) and Hospital Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated March 5, 2001 ("DCA March, 2001 8-K"), Item 7(c)(10)(i)).

         (lxxi) Lease between Dialysis Corporation of America and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to the DCA March, 2001 8-K, Item 14(10)(xlii)).

         (16) (i) Letter re change in certifying accountant dated August 13, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1999, Item 7(c)(16)).

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

         (i) Consent of Ernst & Young LLP, Independent Certified Public Accountants.

         (ii) Consent of Wiss & Company, LLP, Independent Certified Public Accountants.



- ------------

(1)      71% owned subsidiary.
(2)      Former public subsidiary of the Company; spun-off in 1986.
(3)      61% owned subsidiary.
(4) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.

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

(11) There are two Medical Director Agreements with Cumberland Valley Nephrology Associates, P.C. and such agreements conform to the exhibit filed but for the facility, the other being located in Chambersburg, Pennsylvania. (12) There are several substantially similar Management Service Agreements which conform to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement.
(13) Each subsidiary has the identical Management Services Agreement with DCA Medical Services, Inc.
(14)     51% owned subsidiary of Dialysis Corporation of America.



*        Documents incorporated by reference not included in Exhibit Volume.

** There are four such Agreements, all the same but for the territory assigned.

*** Options to directors are the same except as to amounts of underlying shares purchasable.

Schedule II - Valuation and Qualifying Accounts
Medicore, Inc. and Subsidiaries
December 31, 2000

- ---------------------------------------------------------------------------------------------------------
                  COL. A                            COL. B                           COL. C
- ---------------------------------------------------------------------------------------------------------
                                                                                             Additions
                                                   Balance at     Additions (Deductions)     Charged to
                                                   Beginning      Charged (Credited) to    Other Accounts
              Classification                       of Period        Cost and Expenses         Describe
- ---------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $   431,000         $   220,000
     Reserve for inventory obsolescence               724,000             422,000
     Valuation allowance for deferred tax asset       500,000             320,000
                                                  -----------         -----------            -----------
                                                  $ 1,655,000         $   962,000            $         0
                                                  ===========         ===========            ===========

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
                                                  ===========         ===========            ===========


- --------------------------------------------------------------------------------
                  COL. A                             COL. D             COL. E
- --------------------------------------------------------------------------------
                                                  Other Changes        Balance
                                                   Add (Deduct)       at End of
              Classification                        Describe           Period
- --------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $  (199,000)(1)   $   452,000
     Reserve for inventory obsolescence              (348,000)(2)       798,000
     Valuation allowance for deferred tax asset            --           820,000
                                                  -----------       -----------
                                                  $  (547,000)      $ 2,070,000
                                                  ===========       ===========

YEAR ENDED DECEMBER 31, 1999:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $    11,000)(1)   $   431,000
     Reserve for inventory obsolescence              (240,000)(2)       724,000
     Valuation allowance for deferred tax asset            --           500,000
                                                  -----------       -----------
                                                  $  (229,000)      $ 1,655,000
                                                  ===========       ===========
YEAR ENDED DECEMBER 31, 1998:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts         $   (20,000)(1)   $   317,000
     Reserve for inventory obsolescence              (116,000)(2)       559,000
     Valuation allowance for deferred tax asset            --           528,000
                                                  -----------       -----------
                                                  $  (136,000)      $ 1,404,000
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

                        FORM 10-K--ITEM 14(A)(1) AND (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:


                                                                           PAGE

Consolidated Balance Sheets--December 31, 2000 and 1999.................    F-4

Consolidated Statements of Operations--Years ended December 31, 2000,
   1999, and 1998.......................................................    F-5

Consolidated Statements of Stockholders' Equity--Years ended
December 31, 2000, 1999 and 1998........................................    F-6

Consolidated Statements of Cash Flows--Years ended December 31, 2000,
1999, and 1998..........................................................    F-7

Notes to Consolidated Financial Statements--December 31, 2000...........    F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our auditsalso included the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           /s/ WISS & COMPANY LLP

March 9, 2001
Livingston, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Medicore, Inc. and subsidiaries for the year ended December 31, 1998. Our audit included the information related to the year ended December 31, 1998 on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Medicore, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida


                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,   DECEMBER 31,
                                                                                2000            1999
                                                                            ------------    ------------
                                               ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                 $  1,464,543    $  4,151,150
  Marketable securities                                                               --           9,520
  Accounts receivable, less allowances of
    $452,000 in 2000 and $431,000 in 1999                                      9,612,264       8,958,837
  Note receivable                                                              2,200,000              --
  Inventories, less allowance for obsolescence
    of $798,000 in 2000 and $724,000 in 1999                                  11,165,131      10,097,974
  Prepaid expenses and other current assets                                    1,199,846         810,806
  Deferred tax asset                                                             673,463         614,308
                                                                            ------------    ------------
                     Total current assets                                     26,315,247      24,642,595

PROPERTY AND EQUIPMENT
  Land and improvements                                                        1,205,908       1,012,455
  Building and building improvements                                           3,797,877       3,071,948
  Equipment and furniture                                                     11,729,212      11,455,449
  Leasehold improvements                                                       2,367,835       2,243,658
                                                                            ------------    ------------
                                                                              19,100,832      17,783,510
  Less accumulated depreciation and amortization                               7,760,067       7,309,250
                                                                            ------------    ------------
                                                                              11,340,765      10,474,260
DEFERRED EXPENSES AND OTHER ASSETS                                               177,327         111,392

COSTS IN EXCESS OF NET TANGIBLE ASSETS ACQUIRED,
   less accumulated amortization of $932,000 in 2000 and $749,000 in 1999      3,595,020       3,381,718
                                                                            ------------    ------------
                                                                            $ 41,428,359    $ 38,609,965
                                                                            ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term bank borrowings                                                $         --    $     30,024
  Accounts payable                                                             4,914,570       5,568,972
  Accrued expenses and other current liabilities                               2,697,523       2,210,345
  Current portion of long-term debt                                            1,150,079         732,677
  Income taxes payable                                                           180,884         260,481
                                                                            ------------    ------------
                     Total current liabilities                                 8,943,056       8,802,499

LONG-TERM DEBT                                                                10,354,734       8,363,497

DEFERRED INCOME TAXES                                                          2,251,388       1,814,743

MINORITY INTEREST IN SUBSIDIARIES                                              6,345,310       5,346,779

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 12,000,000 shares;
     5,710,540 shares issued and outstanding in 2000;
     5,705,740 shares issued and outstanding in 1999                              57,105          57,075
  Capital in excess of par value                                              11,705,837      11,961,030
  Retained earnings                                                            1,929,447       2,335,881
  Accumulated other comprehensive loss:
     Foreign currency translation adjustment                                    (158,518)        (74,505)
     Unrealized gain on marketable securities for sale                                --           2,966
                                                                            ------------    ------------
          Total accumulated other comprehensive loss                           (158,518)        (71,539)
                                                                            ------------    ------------
                     Total Stockholders' Equity                               13,533,871      14,282,447
                                                                            ------------    ------------
                                                                            $ 41,428,359    $ 38,609,965
                                                                            ============    ============

                 See notes to consolidated financial statements.



                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
  REVENUES

    Sales                                                           $ 62,594,655    $ 54,914,349    $ 49,381,765
    Gain on sale of subsidiaries' assets                                      --              --
    Gain on subsidiary warrants exercise                                 276,178              --              --
    Realized gain on sale of marketable securities                            --         263,144          12,780
    Other income                                                         532,730         466,925         753,984
                                                                    ------------    ------------    ------------
                                                                      63,403,563      55,644,418      50,148,529
  COST AND EXPENSES
    Cost of goods sold                                                53,172,446      47,282,583      42,460,760
    Selling, general and administrative expense                        9,568,242       8,328,713       7,123,888
    Interest expense                                                     906,604         674,500         592,414
                                                                    ------------    ------------    ------------
                                                                      63,647,292      56,285,796      50,177,062
                                                                    ------------    ------------    ------------
      LOSS BEFORE INCOME TAXES
          MINORITY INTEREST AND EQUITY IN
          AFFILIATE LOSS                                                (243,729)       (641,378)        (28,533)

  Income tax provision (benefit)                                         113,604          57,186        (352,369)
                                                                    ------------    ------------    ------------

      (LOSS) INCOME BEFORE MINORITY INTEREST
          AND EQUITY IN AFFILIATE LOSS                                  (357,333)       (698,564)        323,836

  Minority interest in income (loss) of consolidated subsidiaries         28,205         (85,507)        225,415

  Equity in affiliate loss                                               (20,896)             --              --
                                                                    ------------    ------------    ------------

         NET (LOSS) INCOME                                          $   (406,434)   $   (613,057)   $     98,421
                                                                    ============    ============    ============

(Loss) earnings per share:
   Basic                                                            $       (.07)   $       (.11)   $        .02
                                                                    ============    ============    ============
   Diluted                                                          $       (.07)   $       (.11)   $        .01
                                                                    ============    ============    ============


                 See notes to consolidated financial statements.



                                                   MEDICORE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                CAPITAL IN
                                                                  COMMON         EXCESS OF      COMPREHENSIVE       RETAINED
                                                                  STOCK          PAR VALUE      INCOME (LOSS)       EARNINGS
                                                                ----------       ---------      -------------       --------
   Balance December 31, 1997                                    $  58,569      $13,040,877                         $2,850,517
   Comprehensive income:
      Net income                                                                                   $   98,421          98,421
      Foreign currency translation adjustments                                                         11,671
      Unrealized loss on marketable securities:
      Unrealized holding loss arising during period, net of                                           (45,009)
                                                                                                   ----------
   tax
   Comprehensive income                                                                            $   65,083
                                                                                                   ==========
   Exercise of subsidiary stock options                                           (150,756)
   Repurchase of stock by subsidiary                                                78,696
   Subsidiary advance toward acquisition price guarantee                          (785,792)
   Subsidiary acquisition price adjustment                                         251,600
   Subsidiary acquisition of minority interest                                      23,386
   Consultant stock options                                                         12,806
   Repurchase of 133,200 common shares
                                                                ---------       ----------                       ------------     -
   Balance December 31, 1998                                       58,569       12,470,817                          2,948,938
   Comprehensive (loss) income:
      Net loss                                                                                      $(613,057)       (613,057)
      Foreign currency translation adjustments                                                        (55,048)
      Unrealized loss on marketable securities:
      Unrealized holding gain arising during period, net of                                             2,966
   tax

      Less reclassification adjustments, net of tax,
         for gain included in net (loss) income                                                      (130,204)
                                                                                                   ----------
      Unrealized holding loss, net of reclassification                                               (127,238)
                                                                                                   ----------
   Comprehensive loss                                                                               $(795,343)
                                                                                                   -=========
   Consultant stock options                                                         24,360
   Exercise of subsidiary stock options                                            (53,205)
   Subsidiary stock option issuances                                               104,040
   Conversion of Techdyne note                                                       7,363
   Sale of subsidiary minority interest                                              2,693
   Settlement subsidiary acquisition price guarantee                              (366,987)
   Repurchase of 8,000 common shares
   Cancellation of treasury shares                                 (1,494)        (228,051)
                                                                ---------      -----------                       ------------     -

   Balance December 31, 1999                                       57,075       11,961,030                          2,335,881
   Comprehensive loss
   Net loss                                                                                        $ (406,434)       (406,434)
   Foreign currency translation adjustments                                                           (84,013)
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax                                              ---
   Less reclassification adjustments, net of tax,
   for shares written off                                                                              (2,966)
                                                                                                   ----------
   Comprehensive loss                                                                              $ (493,413)
                                                                                                   ==========
   Finders fee stock option expense                                                 69,000
   Stock option expense                                                             70,500
   Adjustment for subsidiary minority capital contribution                         123,817
   Exercise of subsidiary stock options                                           (602,055)
   Repurchase of stock by subsidiary                                                76,435
   Stock option exercises                                              30            7,110
                                                              ------=====      -----------                       ============
   Balance December 31, 2000                                      $57,105      $11,705,837                       $  1,929,447
                                                              ------=====      ===========



                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE       TREASURY
                                                                INCOME (LOSS)         STOCK          TOTAL
                                                                -------------         -----          -----
   Balance January 1, 1997                                       $   144,085    $   (16,790)       $16,077,258
   Comprehensive income:
      Net income
      Foreign currency translation adjustments                        11,671
      Unrealized loss on marketable securities:
      Unrealized holding loss arising during period, net of          (45,009)

   tax
   Comprehensive income                                                                                 65,083

   Exercise of subsidiary stock options                                                               (150,756)
   Repurchase of stock by subsidiary                                                                    78,696
   Subsidiary advance toward acquisition price guarantee                                              (785,792)
   Subsidiary acquisition price adjustment                                                             251,600
   Subsidiary acquisition of minority interest                                                          23,386
   Consultant stock options                                                                             12,806
   Repurchase of 133,200 common shares                                             (204,589)          (204,589)
                                                              --------------       --------      --------------
   Balance December 31, 1998                                         110,747       (221,379)        15,367,692
   Comprehensive (loss) income:
      Net loss
      Foreign currency translation adjustments                       (55,048)
      Unrealized loss on marketable securities:
      Unrealized holding gain arising during period, net of
   tax

      Less reclassification adjustments, net of tax, for gain included in net (loss) income

      Unrealized holding loss, net of reclassification              (127,238)

   Comprehensive loss                                                                                 (795,343)

   Consultant stock options                                                                             24,360
   Exercise of subsidiary stock options                                                                (53,205)
   Subsidiary stock option issuances                                                                   104,040
   Conversion of Techdyne note                                                                           7,363
   Sale of subsidiary minority interest                                                                  2,693
   Settlement subsidiary acquisition price guarantee                                                  (366,987)
   Repurchase of 8,000 common shares                                                 (8,166)            (8,166)
   Cancellation of treasury shares                                                  229,545
                                                              --------------        -------
                                                                                                           ---
   Balance December 31, 1999                                         (71,539)           ---         14,282,447
   Comprehensive loss
   Net loss
   Foreign currency translation adjustments                          (84,013)
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax
   Less reclassification adjustments, net of tax,
   for shares written off                                             (2,966)

   Comprehensive loss                                                                                 (493,413)

   Finders fee stock option expense                                                                     69,000
   Stock option expense                                                                                 70,500
   Adjustment for subsidiary minority capital contribution                                             123,817
   Exercise of subsidiary stock options                                                               (602,055)
   Repurchase of stock by subsidiary                                                                    76,435
   Stock option exercises                                                                                7,140
                                                                   ==========   ============       ===========
   Balance December 31, 2000                                       $(158,518)   $        ---       $13,533,871
                                                                   ==========   ============       ===========


    See notes to consolidated financial statements.

                                      F-30
                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,

                                                                          2000           1999            1998
                                                                    ------------     -----------     -----------
OPERATING ACTIVITIES
  Net (loss) income                                                 $   (406,434)   $   (613,057)   $     98,421
  Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
     Depreciation                                                      1,943,524       1,732,487       1,434,638
     Amortization                                                        220,647         181,594         161,542
     Bad debt expense                                                    220,244         103,113         106,364
     Provision for inventory obsolescence                                421,888         404,762         437,095
     Stock option related compensation expense                            70,500         153,000              --
     Gain on sale of securities                                               --        (263,144)        (12,780)
     Minority interest                                                    28,205         (85,507)        225,415
     Equity in affiliate losses                                           20,896              --              --
     Loss on writeoff of marketable securities                            42,317              --              --
     Deferred income taxes                                               162,348          40,100         (29,295)
     Consultant stock option expense                                      23,448          16,552          17,651
     Finders' fee stock options expense                                   69,000              --              --
     Gain on subsidiary stock offering and warrants exercise            (276,178)             --              --
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                              (939,556)     (2,819,365)        (59,740)
       Inventories                                                    (1,531,788)     (2,122,458)       (138,866)
       Prepaid expenses and other current assets                        (178,725)       (142,453)        181,018
       Accounts payable                                                 (636,582)      1,966,247        (783,100)
       Accrued expenses and other current liabilities                    523,597         194,881        (307,010)
       Income taxes payable                                               31,871        (141,852)     (1,359,496)
                                                                    ------------    ------------    ------------
              Net cash used in operating activities                     (190,778)     (1,395,100)        (28,143)
INVESTING ACTIVITIES
  Redemption of minority interest in subsidiaries                             --              --        (385,375)
  Notes receivable from Linux Global Partners                         (2,200,000)             --              --
  Subsidiary acquisition payments                                       (395,806)     (1,389,530)       (153,818)
  Advance on subsidiary acquisition price guarantee                           --              --      (1,277,711)
  Additions to property and equipment, net of minor disposals         (2,362,673)     (2,406,650)     (1,776,381)
  Proceeds from sale of securities                                            --         292,354         252,780
  Deferred expenses and other assets                                     (13,517)         55,025         (56,414)
  Purchase of marketable securities                                      (37,580)        (33,947)             --
  Sale of minority interest in subsidiaries                              206,000           6,040              --
  Loan to MainStreet                                                    (140,000)             --              --
  Investment in affiliate                                                (28,589)             --              --
  Loan to medical director practice                                      (83,521)             --              --
                                                                    ------------    ------------    ------------
              Net cash used in investing activities                   (5,055,686)     (3,476,708)     (3,396,919)
FINANCING ACTIVITIES
  Borrowings to finance subsidiary acquisition                                --              --         600,000
  Line of credit borrowings                                            1,779,375       1,867,590         413,709
  Other short-term bank borrowings                                            --         405,024              --
  Payments on short-term bank borrowings                                 (30,024)       (375,000)             --
  Proceeds from long-term borrowings                                     850,000         783,333              --
  Payments on long-term borrowings                                      (741,999)       (922,145)     (1,081,928)
  Proceeds from exercise of stock options and warrants                   777,440             500           1,150
  Subsidiary repurchase of stock                                         (96,031)             --        (108,690)
  Repurchase of stock                                                         --          (8,166)       (204,589)
  Deferred financing costs                                                  (505)             --              --
                                                                    ------------    ------------    ------------
              Net cash provided by (used in) financing activities      2,538,256       1,751,136        (380,348)
Effect of exchange rate fluctuations on cash                              21,601         (22,885)            699
                                                                    ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents                      (2,686,607)     (3,143,557)     (3,804,711)
Cash and cash equivalents at beginning of year                         4,151,150       7,294,707      11,099,418
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $  1,464,543    $  4,151,150    $  7,294,707
                                                                    ============    ============    ============


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: The Company has four reported business segments. The electro-mechanical segment, Techdyne, is an international contract manufacturer of electronic and electro-mechanical products primarily manufactured to customer specifications in the data processing, telecommunication, instrumentation and food preparation equipment industries. The medical services segment, DCA, owns and operates eight kidney dialysis centers located in Pennsylvania, New Jersey and Georgia and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the manufacture and distribution of medical supplies. A fourth segment, investment in technology companies, was initiated in January, 2000 with an investment in and financing to Linux software companies.

         Consolidation: The Consolidated Financial Statements include the accounts of Medicore, Inc., Medicore's 60.6% owned subsidiary, Dialysis Corporation of America ("DCA") and Medicore's 71.3% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation. DCA has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes.

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

                                                       DECEMBER 31,
                                                           1999

                Cost                                      $4,737
                Unrealized holding gains                   4,783
                                                         -------
                Fair value                                $9,520
                                                          ======

         Unrealized holding gains, which amounted to $4,783, less deferred taxes of $1,817 at December 31, 1999, are included separately as a component of accumulated other comprehensive loss included in stockholders' equity. Proceeds from sales of securities were approximately $292,000 and $253,000 with gains of approximately $263,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively. Due to other than temporary declines in their value, marketable securities were written off during 2000.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Inventories: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                             DECEMBER 31,        DECEMBER 31,
                                               2000                 1999
                                             ------------         -----------
Electronic and mechanical components, net:

   Finished goods                                658,966        $   1,018,131
   Work in process                             2,586,900            2,463,191
   Raw materials and supplies                  6,937,268            6,010,987
                                             -----------          -----------
                                              10,183,134            9,492,309
   Medical supplies                              981,997              605,665
                                             -----------          -----------
                                             $11,165,131          $10,097,974
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

         Income Taxes: Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

         Other Income: Other income is comprised as follows:

                                       YEAR ENDED DECEMBER 31,
                    ------------------------------------------------------------
                    2000                       1999                       1998
                    ----                       ----                       ----

Interest income   $328,553                   $257,077                   $417,339
Other              204,177                    209,848                    336,645
                 ---------                  ---------                  ---------
                  $532,730                   $466,925                   $753,984
                  ========                   ========                   ========

         Earnings Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

                                                                          YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2000           1999           1998
                                                               -----------    -----------    -----------
Net (loss) income, numerator-basic computation                 $  (406,434)   $  (613,057)   $    98,421
Adjustment due to subsidiaries' dilutive securities                 (1,476)        (7,624)       (52,219)
                                                               -----------    -----------    -----------
Net (loss) income as adjusted, numerator-diluted computation   $  (407,910)   $  (620,681)   $    46,202
                                                               ===========    ===========    ===========

Weighted average shares                                          5,710,007      5,710,696      5,804,506
                                                               ===========    ===========    ===========

(Loss) earnings per share:
Basic                                                          $      (.07)   $      (.11)   $       .02
                                                               ===========    ===========    ===========
Diluted                                                        $      (.07)   $      (.11)   $       .01
                                                               ===========    ===========    ===========

         The Company has various stock options outstanding which have not been included on the earnings (loss) per share computation since they were anti-dilutive.

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

         Comprehensive Income: The Company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains on marketable securities and is presented in the Consolidated Statement of Shareholders' Equity.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         New Pronouncements: In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements. Due to the Company's limited use of derivative financial instruments, the adoption of FAS 133 is not expected to have a significant effect on its consolidated results of operations, financial condition or cash flows.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

         During 1999, the Company sold approximately 259,000 shares of Viragen (formerly a majority owned subsidiary of the Company) stock and recognized a gain of approximately $228,000.

         The Company has a royalty agreement with Viragen expiring November 2001, pursuant to which it is to receive a royalty on Viragen's net sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. No royalty income was earned under the agreement in 2000, 1999 or 1998. In addition, a payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the new agreement.

NOTE 3--LONG-TERM DEBT

         Techdyne had a five year $1,500,000 commercial term loan and $1,600,000 commercial revolving line of credit which became effective December 29, 1997. The line of credit had an outstanding balance of $1,600,000 at December 31, 1999. This line had a scheduled maturity of May 1, 2000 with monthly payments of interest at prime. The commercial term loan with an outstanding balance of $900,000 at December 31, 1999 had a scheduled maturity of December 15, 2002 with monthly principal payments of $25,000 plus interest. Both credit facilities are collateralized by the corporate assets of Techdyne.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--LONG-TERM DEBT--CONTINUED

         Techdyne had two other commercial term loans with the same bank, one for $712,500 for five years maturing on February 7, 2001 at an annual rate of interest equal to 8.28% with a monthly payment of principal and interest of $6,925 based on a 15-year amortization schedule with the unpaid principal and accrued interest due on the maturity date. This term loan had an outstanding balance of approximately $606,000 at December 31, 1999 and was secured by a mortgage on properties in Hialeah, Florida owned by the Company, two of which properties are leased to Techdyne and one parcel being vacant land used as a parking lot. Under this term loan, Techdyne was obligated to adhere to a variety of affirmative and negative covenants.

         The second commercial term loan was for the principal amount of $200,000 for a period of five years bearing interest at a per annum rate of 1.25% over the bank's prime rate and requiring monthly principal payments with accrued interest of $3,333 through maturity on February 7, 2001. This $200,000 term loan which had a balance of approximately $47,000 at December 31, 1999 was secured by all of Techdyne's tangible personal property, goods and equipment, and all cash or noncash proceeds of such collateral.

         The Company unconditionally guaranteed the payment and performance by Techdyne of the revolving loan and the three commercial term loans and subordinated Techdyne's intercompany indebtedness to the Company to the bank's interest. There were cross defaults between the revolving and term loans exclusive of the $200,000 term loan.

         In February 2000, Techdyne refinanced its line of credit and term loan through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest at prime minus 1/4% and an option to fix the rate for up to 180 days at Libor plus 2.50%. This line of credit had an outstanding balance of approximately $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 8, 2005 with the same interest rate as for the line of credit. This loan had an outstanding balance of approximately $833,000 at December 31, 2000. The interest rate on both loans was 9.25% as of December 31, 2000. The loans are secured by the business assets of Techdyne and are cross collateralized with the debt of Lytton.

         Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. In conjunction with Techdyne's refinancing, the bank amended this line of credit to coincide with the Company's loan agreements. Accordingly, the maturity was extended to February 2003 and the interest rate was reduced to prime minus 1/4% with an option to fix the rate for 180 days at Libor plus 2.50%. There was an outstanding balance on this loan of approximately $2,786,000 at December 31, 2000 and $2,830,000 at December 31, 1999. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual interest rate of 9% until July 1999, with monthly payments of $16,667 plus interest. Lytton replaced this loan at June 30, 1999 with a $1,400,000 installment loan with interest at prime plus 1/2% and monthly payments of $20,833 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--LONG-TERM DEBT--CONTINUED

this loan was approximately $1,028,000 at December 31, 2000 and $1,283,000 as of December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank maturing February 2003 with monthly interest payments until January 2001 and monthly principal payments of $6,000 plus interest commencing January 2001, with interest originally at prime plus 1/2%. This loan had an outstanding balance of $150,000 at December 31, 2000 with no outstanding balance as of December 31, 1999. In conjunction with Techdyne refinancing, the bank amended the interest rate on these term loans to prime minus 1/4% with an option to fix the rate for 180 days at Libor plus 2.50%. The interest rate on all of the Lytton loans was 9.25% as of December 31, 2000. All of these bank loans are secured by the business assets of Lytton, and are cross collateralized with the debt of Techdyne.

         DCA through its subsidiary DCA of Vineland, LLC, obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $700,000 at December 31, 2000 with no outstanding borrowings under this line of credit as of December 31, 1999.

         The DCA equipment financing agreement provides financing for kidney dialysis machines for DCA's facilities in Pennsylvania, New Jersey and Georgia. Additional financing totaled approximately $245,000 in 1998, $387,000 in 1999 and $525,000 in 2000. Payments under the agreement are pursuant to various schedules extending through August 2005. Payments under some schedules begin one year after commencement of the financing which would increase monthly payments from $17,494 as of December 31, 2000 to $32,124 if all payments had commenced as of that date. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95.

         The Company's medical products division has a revolving secured $350,000 line of credit with a Florida bank with a maturity of April 22, 2001 with interest payable monthly at prime plus 1%. This line of credit is secured by the accounts receivable and inventory of the medical products division.

  Long-term debt is as follows:

                                                                                                       DECEMBER 31,
                                                                                                   -------------------
                                                                                                   2000           1999
                                                                                                   ----           ----
Line of credit agreement secured by business assets of Techdyne and cross collateralized by the business assets of Lytton

X   Monthly payments of interest as described above                                             $3,883,058      $    --

Installment loan secured by business assets of Techdyne and
   cross collateralized by the business assets of Lytton.  Monthly
   payments of principal and interest as described above                                       $  833,330           --

Term loan secured by real property.  Monthly payments of
   principal and interest as described above                                                           --      605,584

Term loan secured by tangible personal property, goods and
   equipment of Techdyne. Monthly payments of principal
   and interest as described above                                                                     --       46,764

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--LONG-TERM DEBT--CONTINUED

                                                                                              DECEMBER 31,
                                                                                            ----------------
                                                                                            2000        1999
                                                                                            ----        ----
                                                                                                --
Commercial term loan secured by corporate assets of Techdyne
   Monthly payments of principal and interest as described above                                --     900,000

Three-year revolving line of credit agreement maturing May 1, 2000
   Secured by corporate assets of Techdyne.  Monthly payment
   of interest as described above                                                               --   1,600,000

Mortgage note secured by land and building with a net book value of $699,000 at December 31, 2000. Quarterly payments of approximately
   $18,000 based on exchange rates at December 31, 2000 for 15 years commencing October, 1997 including interest

   at 2% above bank base rate                                                              413,608     489,308

Promissory note with a single principal payment due on
   April 21, 2000 with interest payable monthly at prime                                        --     145,000

Mortgage note secured by land and building with a net book value of of $369,000 at December 31, 2000.  Monthly principal payments of
   $3,333 plus interest at 1% over the prime rate through November 2003                    116,715     156,711

Mortgage note secured by land and building with a net book value of
   $667,000 at December 31, 2000.  Monthly principal payments of
   $2,667 plus interest at 1% over the prime rate through November 2003                     93,284     125,289

Equipment financing agreement secured by DCA equipment with a net book value of $1,115,000 at December 31, 2000. Monthly payments totaling
   $17,494 as of December 31, 2000, including principal and interest, as described below, pursuant to various schedules extending through

   August 2005 with interest at rates ranging from 4.14% to 10.48%                       1,140,260     731,423

Mortgage note secured by land with a net book value of $107,000 at December 31, 2000. Monthly principal payments of $1,083 plus interest at 1.5% over the prime

   rate.  The entire unpaid principal balance and accrued interest is due May 1, 2003       30,285      43,281

Line of credit agreement refinanced in February 2000 described above
   Secured by business assets of Lytton and cross collateralized by the
   business assets of Techdyne.  Monthly payments of interest as described above         2,786,442   2,829,997

Installment loan secured by business assets of Lytton and cross collateralized by the business assets of Techdyne.  Monthly payments of principal and
   interest as described above                                                           1,028,337   1,283,333

Equipment loan secured by business assets of Lytton and cross collateralized by business assets of Techdyne

   Monthly payments of principal and interest as described above                           150,000          --

Development and equipment loan secured by assets of DCA of Vineland and land and building with a total net book value of $348,000 at December
   31, 2000. Payments of principal and

   interest as described above                                                             700,000          --

Line of credit maturing April 22, 2001 secured by accounts receivable and inventory of medical supply division with a carrying value of approximately $716,000 at December 31, 2000. Monthly payments

   of interest as described above                                                          216,930          --

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--LONG-TERM DEBT--CONTINUED

                                                                                   DECEMBER 31,
                                                                            -------------------------
                                                                                2000          1999
                                                                            -----------   -----------
Equipment loan requiring monthly payments of $4,298 including interest at
   5.5% and maturing in April 2002. The loan is secured by equipment of
   Lytton with a

   carrying value of approximately $277,000 at December 31, 2000                 66,157       112,693

Other                                                                            46,407        26,791
                                                                            -----------   -----------
                                                                             11,504,813     9,096,174
Less current portion                                                          1,150,079       732,677
                                                                            -----------   -----------
                                                                            $10,354,734   $ 8,363,497
                                                                            ===========   ===========

           The prime rate was 9.50% as of December 31, 2000 and 8.50% as of December 31, 1999.

           In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000 and $489,000 at December 31, 1999, based on exchange rates in effect at each of these dates.

           Scheduled maturities of long-term debt outstanding at December 31, 2000 are: 2001 - $1,150,000; 2002 - $995,000; 2003 - $8,526,000; 2004- $476,000;
2005- $188,000; thereafter - $170,000. Interest payments on all of the above debt amounted to $883,000, $649,000 and $583,000 in 2000, 1999 and 1998,
respectively.

           The Company's various debt agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict rent commitments, restrict additional indebtedness, prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios.

NOTE 4--INCOME TAXES

           The Company has net operating loss carryforwards of approximately $950,000 at December 31, 2000 and $1,333,000 at December 31, 1999 that expire through the year through 2020. Techdyne has net operating loss carryforwards which amounted to approximately $170,000 and $1,000,000 at December 31, 2000 and 1999. DCA has federal net operating loss carryforwards $170,000 at December 31, 2000 that expire in 2020. Both Techdyne and DCA file separate federal and state income tax returns with their respective income tax liabilities reflected on a separate basis.

           Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     DECEMBER 31,
                                              -----------------------
                                                 2000         1999
                                              ----------   ----------
Deferred tax liabilities:
  Tax over book depreciation                 $   81,200   $  253,525
  Gain on sale of Techdyne and DCA stock      2,067,000    2,067,000
  Unrealized gain on marketable securities           --        1,817
  Other                                              --      159,239
                                             ----------   ----------
      Total deferred tax liability            2,148,200    2,481,581

Deferred tax assets:
  Obsolescence and other reserves               435,480      502,666
  Tax credits                                        --      303,000
  Inventory capitalization                      111,328       91,074
  Accrued expenses and other                    118,195       92,000
                                             ----------   ----------
Sub-total                                       665,003      988,740

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4--INCOME TAXES--CONTINUED

                                            DECEMBER 31,
                                  --------------------------
                                         2000           1999
                                  -----------    -----------
Net operating loss carryforward       725,272        792,406
Valuation allowance                  (820,000)      (500,000)
                                  -----------    -----------
Net deferred tax asset            $   570,275      1,281,146
                                  -----------    -----------
Net deferred tax liability        $ 1,577,925    $ 1,200,435
                                  ===========    ===========


Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $820,000 and $500,000 was recorded as of December 31, 2000 and December 31, 1999, respectively.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                      DECEMBER 31,
                                             --------------------------
                                                 2000           1999
                                             -----------    -----------
Current deferred tax asset                   $    73,178    $   685,740
Current deferred tax liabilities                (252,600)       (71,432)
                                             -----------    -----------
Net current deferred tax asset (liability)      (179,422)       614,308

Long-term deferred tax asset                     671,097        505,808
Long-term deferred tax liability              (2,069,600)    (2,320,551)
                                             -----------    -----------
Net long-term deferred tax liability          (1,398,503)    (1,814,743)
                                             -----------    -----------
Net deferred tax liability                   $(1,577,925)   $(1,200,435)
                                             ===========    ===========

         A deferred tax liability of $2,067,000 at December 31, 2000 and 1999, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the Company's investment in Techdyne and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Techdyne and DCA. This deferred tax liability has been classified as noncurrent.

         For financial reporting purposes, (loss) income before income taxes includes the following components:

                                      YEAR ENDED DECEMBER 31,
                              -----------------------------------
                                 2000         1999         1998
                              ---------    ---------    ---------
United States income (loss)   $  84,549    $ (64,744)   $ 508,933
Foreign loss                   (328,278)    (576,634)    (537,466)
                              ---------    ---------    ---------
                              $(243,729)   $(641,378)   $ (28,533)
                              =========    =========    =========

Significant components of the provision (benefit) for income taxes are as follows:

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4--INCOME TAXES--CONTINUED

                                                YEAR ENDED DECEMBER 31,
                                -----------------------------------------------
                                   2000               1999              1998
                                ---------          ---------          ---------
Current:
  Federal                       $(160,309)         $ (82,739)         $(415,468)
  State                           116,022             99,825             92,394
                                ---------          ---------          ---------
                                  (44,287)            17,086           (323,074)
Deferred:
 Federal                          104,875             40,100             66,602
 State                             53,016                 --                 --
 Foreign                               --                 --            (95,897)
                                ---------          ---------          ---------
                                  157,891             40,100            (29,295)
                                ---------          ---------          ---------
                                $ 113,604          $  57,186          $(352,369)
                                =========          =========          =========

         The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2000         1999        1998
                                                        ---------    ---------    ---------
Tax at statutory rate                                   $ (89,973)   $(208,439)   $  (9,526)
Adjustments resulting from:
  State income taxes-net of federal income tax effect      89,774       65,311      105,215
  Lower effective income taxes of other countries         111,615      196,056       86,841
  Non deductible items                                     67,598       27,052       62,235
  Prior year tax return to provision adjustment          (268,433)      (3,641)    (287,623)
  Change in valuation allowance                           320,000      (28,000)    (322,465)
  Other                                                  (116,977)       8,847       12,954
                                                        ---------    ---------    ---------
                                                        $ 113,604    $  57,186    $(352,369)
                                                        =========    =========    =========


         Undistributed earnings of the Company's foreign subsidiary amounted to approximately $1,390,000 at December 31, 2000 and $1,718,000 at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credits may be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $69,000 and $86,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2000 and December 31, 1999, respectively.

         Income tax (refunds) payments were approximately $(72,000) in 2000, $101,000 in 1999 and $1,203,000 in 1998.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. These options remain outstanding at December 31, 2000. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan. The options are exercisable at $1.38, the market price on the date of grant. These options remain outstanding at December 31, 2000.

         On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 175,000 non-qualified and 300,000 incentive stock options which was subject to shareholder approval obtained May 24, 2000, prior to which the options were restricted from exercise. The options are exercisable for 3 years at $3.25. The Company recorded an expense of approximately $71,000 on 75,000 of these options in May 2000.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant with 325,000 of these options outstanding at December 31, 2000. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 10,000 options outstanding at December 31, 2000. On August 25, 1999, Techdyne granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2000. On December 15, 1999, Techdyne granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at December 31, 2000. On May 24, 2000, Techdyne granted 3,000 options exercisable for three years through May 23, 2000 at $4.00 per share, which remain outstanding at December 31, 2000. On October 16, 2000, Techdyne granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002.

         In November 1995, DCA adopted a stock option plan for up to 250,000 options. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003.

         In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one-year options were exercised to which the Company received cash payment of the par value and the balance in three-year promissory notes with interest at 6.2%.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services, which ended on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that will expire on September 15, 2000. These options were valued at $40,000 resulting in approximately $23,000 expense during 2000 and $17,000 expense during 1999.

         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option grants: risk-free interest rates of 6.43% for the January 2000 options, 6.75% for the February 2000 and July 2000 options, 5.55% for the 1999 options and 5.59% for the 1998 options; no dividend yield; volatility factor of the expected market price of the Company's common stock of
 .78 for the January 2000 and February 2000 options, .81 for the July 2000 options, .72 for the 1998 options and .97 for the 1999 options; and an expected life of 3 years for the January 2000 options, 2.75 years for the February 2000 options, 2.5 years for the July 2000 options, 3 years for the 1998 options and
2.5 years for the 1999 options.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information which includes the pro forma effect of its own options, as well as the pro forma effects related to the Company's interest in Techdyne and DCA pro forma adjustments follows:

                                                2000          1999          1998
                                        ------------    ----------    ----------
Pro forma net (loss) income             $ (1,401,506)   $ (874,361)   $   87,212
                                        ============    ==========    ==========
Pro forma (loss) earnings per share
   Basic                                $       (.25)   $     (.15)   $    .02
                                        ============    ==========    ==========
   Diluted                              $       (.25)   $     (.15)   $    .01
                                        ============    ==========    ==========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

           A summary of the Company's stock option activity, and related information for the years ended December 31, follows, with modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                 2000                                   1999                             1998

                                                    Weighted-                   Weighted-                    Weighted-average
                                                     Average                     Average
                                        Options   Exercise Price   Options    Exercise Price   Options        Exercise Price
                                        -------   --------------   -------    --------------   -------        --------------

Outstanding-beginning of year            846,000                    846,000                     841,000
Granted                                1,445,000         $2.16          ---                       5,000                $2.25
Exercised                                 (3,000)         2.38          ---                         ---
Expired                                 (803,000)         2.38          ---                         ---
                                       ----------                   -------                     -------
Outstanding-end of year                1,485,000                    846,000                     846,000
                                       =========                    =======                     =======
Exercisable at end of year:
1995 and 1997 options                     35,000         $2.38      841,000           $2.38     841,000                 2.38
1998 options                               5,000          2.25        5,000            2.25       5,000                 2.25
January 2000 and February 2000 options   625,000          3.19          ---                         ---
July 2000 options                        820,000          1.38          ---                         ---
                                       ---------                    -------                     -------
                                       1,485,000                    846,000                     846,000
                                       =========                    =======                     =======
Weighted-average fair value of
   options granted, including
   modified options, during the year     $.77                       $ .--                       $.98
                                         ====                       =====                       ====

         The weighted average remaining contractual life at December 31, 2000 of the 1997 options is 1.4 years, .4 years for the 1998 options, 1.9 years for the January 2000 and February 2000 options, and 4.4 years for the July 2000 options.

         The Company has 2,153,000 shares reserved for future issuance at December 31, 2000, including: 1,000,000 shares for the 1989 plan; 500,000 shares for the February 2000 plan, 98,000 shares for key employee stock plan; 5,000 shares for consultant stock options; 150,000 for the January 2000 options, and 400,000 shares for an employment agreement.

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

         A summary of Techdyne's stock option activity, and related information for the years ended December 31, follows:

                                           2000                            1999                        1998
                                           ----                            ----                        ----
                                            Weighted-                  Weighted-                     Weighted-
                                             Average                    Average                       Average
                                 Options  Exercise Price  Options    Exercise Price   Options      Exercise Price
                                 -------  --------------  -------    --------------   -------      --------------

Outstanding-beginning of year     688,250                  590,350                     699,100
Granted                            93,000        $2.06     187,000          $3.73        6,250            $4.25
Exercised                        (145,000)        1.75     (50,000)          1.00     (115,000)            1.00
Expired                          (176,000)        3.57     (39,100)          2.77           ---
                                --------                   -------                     -------
Outstanding-end of year           460,250                  688,250                     590,350
                                =========                  =======                     =======
Outstanding and exercisable
   at end of year:
May 1994 options                      ---                      ---                      56,600             1.00
February and April 1995 options       ---                  150,000           1.75      152,500             1.75


                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

                                           2000                        1999                       1998
                                           ----                        ----                       ----
                                                Weighted-                   Weighted-                    Weighted-
                                                 Average                     Average                      Average
                                     Options   Exercise Price   Options    Exercise Price   Options     Exercise Price
                                     -------   --------------   -------    --------------   -------     --------------

June 1997 options                    325,000         $3.25      345,000           3.25      375,000            3.25
May 1998 options                       6,250          4.25        6,250           4.25        6,250            4.25
June, August and December 1999
    options, and May 2000 options     39,000          4.00       87,000           4.00          ---
July 1999 options                        ---                    100,000           3.50          ---
October 2000 options                  90,000          2.00          ---                         ---
                                     -------                    -------                     -------
                                     460,250                    688,250                     590,350
                                     =======                    =======                     =======
Weighted-average fair value of
   options granted during the year     $.44                       $.59                       $2.04
                                       ====                       ====                       =====

           The remaining average contractual life at December 31, 2000 is 2.8 years for the October 2000 options, 3.6 years for the June 1999, August 1999, December 1999 and May 2000 options, .4 years, for the 1998 options and 1.5 years for the June 1997 options. There are 90,000 October 2000 options with a $2.00 exercise price which are included in outstanding options at December 31, 2000 of which 30,000 were vested and reflected as exercisable.

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

         A summary of DCA's stock option activity, and related information for the years ended December 31, follows:

                                                    2000                              1999                              1998
                                                    ----                              ----                              ----
                                                 WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE

                                      OPTIONS     EXERCISE PRICE   OPTIONS       EXERCISE PRICE   OPTIONS         EXERCISE PRICE

Outstanding-beginning of year          809,500                      19,500                        29,000
Granted                                    ---                     800,000          $1.25         10,000              $2.25
Cancellations                              ---                         ---                        (5,000)              4.75
Exercised                             (340,000)       $1.25            ---           1.50            ---
Expired                                 (4,500)        1.50        (10,000)          3.50        (14,500)              1.50
                                      ---------                    --------                       ------
Outstanding-end of year                465,000                     809,500                        19,500
                                       =======                     =======                        ======
Outstanding and exercisable
   at end of year:
   April 1999 options                  460,000         1.25        800,000           1.25            ---
   November 1995 options                   ---                       4,500           1.50          4,500               1.50
   August 1996 and June 1998 options     5,000         2.25          5,000           2.25         10,000               2.25
   August 1996 options                      ---                         ---                        5,000               4.75
                                      ---------                  ----------                       ------
                                       465,000                     809,500                        19,500
                                       =======                     =======                        ======
Weighted-average fair value of
   options granted during the year     $.--                        $.59                            $.79
                                       ====                        ====                            ====



                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         The remaining contractual life at December 31, 2000 is 3.3 years for 460,000 options issued in April 1999 and 2.4 years for the options issued in June 1998.

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

BUSINESS SEGMENT REVENUES

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
Electro-Mechanical

     External                                                  $ 52,766,512    $ 48,359,292    $ 44,755,164
     Intersegment Sales                                                  --          23,468         171,567
Medical Products                                                  1,112,490       1,119,179       1,335,128
Medical Services                                                  9,247,101       5,865,571       4,003,935
New Technology                                                      185,836              --              --
Corporate                                                           457,839         539,066         310,713
Elimination of corporate rental charges
     to electro-mechanical manufacturing                           (128,630)        (93,907)        (93,444)
Elimination of corporate rental charges
     to medical products                                             (7,320)             --              --
Elimination of corporate interest charge
     to electro-mechanical                                          (30,979)       (143,086)       (156,197)
Elimination of medical services interest
    charge to new technology                                       (185,836)             --              --
Elimination of corporate interest charge
     to medical services                                                 --              --          (5,878)
Elimination of medical services
     interest charge to corporate                                   (13,450)         (1,697)           (892)
Elimination of electro-mechanical
     manufacturing sales to medical products                             --         (23,468)       (171,567)
                                                               ------------    ------------    ------------
                                                               $ 63,403,563    $ 55,644,418    $ 50,148,529
                                                               ============    ============    ============
BUSINESS SEGMENT (LOSS) PROFIT

Electro-Mechanical                                             $    655,570    $    653,139    $    924,924
Medical Products                                                   (284,380)       (192,644)        (87,818)
Medical Services                                                   (379,198)       (960,821)       (441,010)
New Technology                                                      (69,000)             --              --
Corporate                                                          (166,721)       (141,052)       (424,629)
                                                               ------------    ------------    ------------
                                                               $   (243,729)   $   (641,378)   $    (28,533)
                                                               ============    ============    ============
BUSINESS SEGMENT ASSETS

Electro-Mechanical                                             $ 27,875,785    $ 26,760,202    $ 23,767,144
Medical Products                                                    899,650         723,204         667,955
Medical Services                                                 11,177,382       9,035,947       9,348,924
New Technology                                                    2,385,836              --              --
Corporate                                                         1,889,881       2,202,517       2,699,982
Elimination of electro-mechanical trade receivable
     from medical products                                               --          (6,763)        (53,050)
Elimination of medical services advance receivable
     from corporate                                                (414,339)       (105,142)       (120,865)
Elimination of medical services notes receivable
     from new technology                                         (2,200,000)             --              --
Elimination of medical services accrued interest
     from new technology                                           (185,836)             --              --
                                                                                               ------------
                                                               $ 41,428,359    $ 38,609,965    $ 36,310,090
                                                               ============    ============    ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
OTHER BUSINESS SEGMENT INFORMATION

INTEREST INCOME:

Electro-Mechanical                                             $     43,885    $     34,167    $     78,315
Medical Services                                                    289,350         195,344         296,943
New Technology                                                      185,836              --              --
Corporate                                                            39,747         172,349         205,048
Elimination of corporate intercompany
     interest charge to electro-mechanical                          (30,979)       (143,086)       (156,197)
Elimination of corporate intercompany
     interest charge to medical services                                 --              --          (5,878)
Elimination of medical services intercompany
     interest charge to corporate                                   (13,450)             --              --
Elimination of medical services intercompany
     interest charge to new technology                             (185,836)         (1,697)           (892)
                                                               ------------    ------------    ------------
                                                               $    328,553    $    257,077    $    417,339
                                                               ============    ============    ============
INTEREST EXPENSE:

Electro-Mechanical                                             $    839,660    $    738,794    $    662,856
Medical Products                                                     11,485           1,377              --
Medical Services                                                     82,456          72,605          81,531
New Technology                                                      185,836
Corporate                                                            17,432           6,507          10,994
Elimination of corporate intercompany
     interest charge to electro-mechanical                          (30,979)       (143,086)       (156,197)
Elimination of medical services
     interest charge to new technology                             (185,836)
Elimination of corporate intercompany
     interest charge to medical services                                 --              --          (5,878)
Elimination of medical services intercompany
     interest charge to corporate                                   (13,450)         (1,697)           (892)
                                                               ------------    ------------    ------------
                                                               $    906,604    $    674,500    $    592,414
                                                               ============    ============    ============
DEPRECIATION AND AMORTIZATION:

Electro-Mechanical                                             $  1,439,474    $  1,331,021    $  1,115,023
Medical Products                                                     39,307          36,702          35,617
Medical Services                                                    596,305         452,203         334,387
Corporate                                                            89,085          94,155         111,153
                                                               ------------    ------------    ------------
                                                               $  2,164,171    $  1,914,081    $  1,596,180
                                                               ============    ============    ============
OTHER SIGNIFICANT NON-CASH ITEMS:
Electro mechanical:
     Provision for inventory obsolescence                      $    421,888    $    404,762    $    437,095
Medical services:
     Stock option related compensation expense                           --         153,000              --
NEW TECHNOLOGY:

Finders' fee stock option expense                              $     69,000              --              --
CORPORATE:

     Gain on subsidiary warrant exercise                       $    276,178    $         --    $         --
     Gain on sale of marketable securities                               --         263,144          12,780
     Stock option related compensation expense                       70,500              --              --
CAPITAL EXPENDITURES:

Electro-Mechanical                                             $    893,269    $  1,475,823    $    832,410
Medical Products                                                      1,897          19,710          23,652
Medical Services                                                  1,912,049       1,202,819       1,149,373
Corporate                                                             2,802          20,681          24,438
                                                               ------------    ------------    ------------
                                                               $  2,810,017    $  2,719,033    $  2,029,873
                                                               ============    ============    ============
GEOGRAPHIC AREA SALES

United States                                                  $ 57,724,977    $ 51,096,063    $ 44,735,318
Europe(1)                                                         4,869,678       3,818,286       4,646,447
                                                               ------------    ------------    ------------
                                                               $ 62,594,655    $ 54,914,349    $ 49,381,765
                                                               ============    ============    ============

(1)    Techdyne (Europe) sales are primarily to customers in the United Kingdom.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

GEOGRAPHIC AREA PROPERTY, PLANT AND EQUIPMENT (NET)

United States                    $10,267,378       $ 9,189,406       $ 8,114,120
Europe                             1,073,387         1,284,854         1,386,142
                                 -----------       -----------       -----------
                                 $11,340,765       $10,474,260       $ 9,500,262
                                 ===========       ===========       ===========


MAJOR CUSTOMERS

         A majority of the Company's electro-mechanical sales are to certain major customers. The loss of, or substantially reduced sales to, any of these customers would have an adverse effect on the Company's operations, if such sales were not replaced.

         Electro-mechanical sales to major customers comprising 10% or more of the Company's sales are as follows:

                                     YEAR ENDED DECEMBER 31,

CUSTOMERS                                 2000          1999            1998
- ---------                                -----          ----            ----
Illinois Tool Works                  $10,196,000      $7,195,000      $8,183,000
Motorola(1)(3)                                --       6,338,000              --
Alcatel(2)(3)                          6,179,000              --              --
Trilithic(2)(3)                        6,177,000              --              --

- ---------------------
(1)        Less than 10% of sales for 2000.
(2)        Less than 10% of sales for 1999.
(3)        Less than 10% of sales for 1998.

         Sales to Illinois Tool Works (formerly PMI Food Equipment Group) by Lytton, represented approximately 38%, 32% and 31% of Lytton's sales, 19%, 16% and 18% of Techdyne's sales and 16%, 13% and 17% of the Company's sales for the year ended December 31, 2000, 1999 and 1998, respectively.

         Sales to Compaq Computer Corp., which at one time was a major customer of Techdyne (Europe) amounted to $139,000 in 2000, $209,000 in 1999 and $1,192,000 in 1998 representing 3%, 5% and 26% of the sales of Techdyne (Europe) for 2000, 1999 and 1998, respectively.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7--COMMITMENTS

Commitments

         The Company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 2000 are approximately: 2001 - $898,000; 2002 - $685,000; 2003 - $458,000, 2004
- - $367,000; 2005 - $293,000. Total rent expense was approximately $1,033,000,
$1,045,000 and $916,000 in 2000, 1999 and 1998, respectively.

         Lytton leases its operating facilities from an entity which is owned by Lytton's former owner and former President. The operating lease, which expires July 31, 2002, required annual lease payments of approximately $218,000, adjusted each year based on the change in the Consumer Price Index, with the lease containing renewal options for a period of five to ten years at the then fair market rental value.

         Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of December 31, 2000.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton amounted to approximately $88,000 for the year ended December 31, 2000 and $92,000 for the year ended December 31, 1999.

NOTE 8--RELATED PARTY TRANSACTIONS

         During 2000, 1999 and 1998, the Company paid premiums of approximately $829,000, $761,000, and $589,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

         During 2000, 1999 and 1998, legal fees of approximately $267,000, $263,000 and $277,000, respectively, were paid by the Company and its public subsidiaries to an attorney who acts as general counsel and is Secretary of the Company (of which he is a director), Techdyne and DCA.

         Subcontract manufacturing is performed for Techdyne by a company of which a director of the Techdyne is President and one of the owners. Subcontract manufacturing purchases from this company amounted to approximately $2,302,000, $1,728,000 and $2,245,000 in 2000, 1999 and 1998, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

           The following summarizes certain quarterly operating data:

                                      YEAR ENDED DECEMBER 31, 2000             YEAR ENDED DECEMBER 31, 1999
                              MARCH 31    JUNE 30    SEPT. 30    DEC. 31    MARCH 31     JUNE 30    SEPT. 30    DEC. 31
                              --------    -------    --------    -------    --------     -------    --------    -------
                                                           (In thousands except per share data)
Net Sales                    $ 14,730    $ 14,606    $ 16,113   $ 17,146    $ 11,259    $ 12,175    $ 15,993   $ 15,487
Gross profit                    1,816       2,226       2,592      2,789       1,438       1,752       2,680      1,762
Realized gain on sale of
   marketable securities           --          --          --         --          --         228          --         35
Gain on subsidiary

   warrant exercise               246           5          --         25          --          --          --         --
Net (loss) income                (370)       (316)         17        262        (287)       (126)        214       (414)
(Loss) earnings per share:
   Basic                     $   (.06)   $   (.06)      $.---   $    .05    $   (.05)   $   (.02)   $    .04   $   (.07)
   Diluted                   $   (.06)   $   (.06)      $.---   $    .05    $   (.05)   $   (.02)   $    .04   $   (.07)

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

         The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $320,000 during the fourth quarter of 2000, $28,000 during the fourth quarter of 1999 and $300,000 during the fourth quarter of 1998.

NOTE 10--ACQUISITION

         On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock. Techdyne guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. The purchase price in excess of the fair value of net assets acquired is being amortized over 25 years. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999, and April 1998, respectively, based on sales levels. As the contingencies have been resolved, additional consideration due, has been recorded as goodwill, and is being amortized over the remainder of the initial 25 year life of the goodwill.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 11--SUBSIDIARY STOCK OFFERINGS

         Pursuant to a 1996 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining outstanding warrants expired. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

         During 2000, approximately 170,000 DCA warrants were exercised with net proceeds to DCA of approximately $765,000. In accordance with its accounting policy, the Company recognized a gain of approximately $276,000 and deferred income taxes of approximately $105,000 related to the DCA warrant exercises.

NOTE 12--PROPOSED MERGER AND ACQUISITION

         On October 20, 1999, DCA entered into an Agreement and Plan of Merger with MainStreet IPO.com Inc. ("MainStreet"). In August 2000, DCA terminated the proposed merger as a result of MainStreet's failure to satisfy conditions contemplated by the merger agreement.

NOTE 13--LOAN TO MAINSTREET

         In July 2000, DCA loaned $140,000 to MainStreet pursuant to a one year convertible promissory note secured by 300,000 shares of Linux Global Partners ("LGP") owned by MainStreet. The note bore interest at prime plus 1/2% payable on the earlier of failure of DCA's shareholder to approve its proposed merger with MainStreet before November 1, 2000 or at maturity on July 11, 2001. The proposed merger was terminated in, and accordingly the note came due November 1, 2000. Upon MainStreet's failure to repay the loan, DCA has retained the 300,000 shares of LGP held as security in satisfaction of MainStreet's obligations under the note. See Note 12.

NOTE 14--INVESTMENT

         On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners ("LGP"), a holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. In March 2000, the Company exercised an option to acquire an additional 2% interest in LGP in conjunction with which it loaned LGP an additional $500,000. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Company loaned an additional $200,000 to LGP at an annual interest rate of 10% in originally scheduled to mature in 30 days with the maturity having been extended. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as the Company's loans to Linux Global Partners. Interest on the notes amounted to approximately $186,000 for the year ended December 31, 2000. Interest receivable on the note from LGP amounted to approximately $186,000 and is included in prepaid expense and other current assets. To assist LGP in achieving its long-term investment objectives, the Company has agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock and the right to convert all or part of the loans into convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. Additionally, LGP has agreed to repay all monies owed to the Company prior to any other use of its private placement proceeds if Medicore chooses no to convert the loans. See Notes 12 and 13.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 14--INVESTMENT--CONTINUED

         The Company issued options to purchase 150,000 shares of its common stock to MainStreet and two of its officers as a finder's fee in conjunction with the Company's investment in the LGP and recorded an expense of approximately $69,000 on these options in January 2000. See Note 12 and 13.