Form 10-K/A
period 2000-12-31
MEDICORE INC
filed 2001-05-14
CIK 8643

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 1)

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

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                                                           PAGE

                                     PART I

         Item 1.    Business..............................................   1

         Item 2.    Properties............................................  20

         Item 3.    Legal Proceedings.....................................  22

         Item 4.    Submission of Matters to a Vote

                    of Security Holders...................................  22

                                     PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters.......................  23

         Item 6.    Selected Financial Data...............................  23

         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........  24

         Item 7A.   Quantitative and Qualitative
                    Disclosures About Market Risk.........................  32

         Item 8.    Financial Statements and Supplementary Data...........  32

         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................  33

                                    PART III

         Item 10.   Directors and Executive Officers

                    of the Registrant.....................................  34

         Item 11.   Executive Compensation................................  36

         Item 12.   Security Ownership of Certain

                    Beneficial Owners and Management......................  46

         Item 13.  Certain Relationships and Related Transactions.........  49

                                     PART IV

         Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................  54

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

         MEDICAL PRODUCTS

         We design and distribute our lancet line, used to draw blood for testing, and hand sealer/strippers, used to strip residual blood from tubing, which product also seals blood bags. We also sell medical supplies, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. Our lancets are distributed under the names Producers of Quality Medical Disposables(TM) and Lady Lite(TM) or under a private label if requested by the customer. As of April 1, 2001, we ceased manufacturing lancets, which will now be purchased from manufacturers in the Far East. We hold five patents related to our lancets. See "Patents and Trade Names" below. We also have registered trade names on our Producers of Quality Medical Disposables(TM) and Lady Lite(TM) lancets. There are no contracts with suppliers or purchasers, and we have a plentiful pool of vendors. Although we are no longer manufacturing, we have FDA approval for production of the lancets within good manufacturing practices. Marketing of medical products is conducted by independent manufacturer representatives and our employees.

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

         Operations

                    Location, Capacity and Use of Facilities

         Since inception in 1977, we have established and sold approximately ten dialysis centers.

         The table below indicates our current dialysis centers operated through our subsidiaries, when each subsidiary commenced operations and the approximate number of patient treatments for the periods indicated.

                                                                    Dialysis Treatments
                                                                        Year Ended
                                                 Commencement          December 31,
Subsidiary and Location                         of Operations      2000    1999    1998
---------------------------------------------   ---------------   -----   -----   -----
Dialysis Services of PA., Inc. - Lemoyne        June, 1995        8,300   7,600   7,500
Dialysis Services of PA., Inc. - Wellsboro      September, 1995   5,200   3,000   3,600
Dialysis Services of PA., Inc. - Carlisle       September, 1997   2,400   3,000   3,500
Dialysis Services of NJ, Inc. - Manahawkin      July, 1998        3,300   1,300     250
Dialysis Services of PA., Inc. - Chambersburg   January, 1999     4,900   2,900      --
DCA of Vineland, LLC                            February, 2000    6,800      --      --
DCA of So. Ga., LLC                             November , 2000   1,200      --      --
DCA of Homerville, LLC                          November, 2000      127      --      --

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

PATENTS AND TRADE NAMES

         We sell certain of our medical supplies and products under the trademark Medicore(TM). Certain of our lancets are marketed under the trademarks Medicore Producers of Quality Medical Disposables(TM) and Lady Lite(TM). The company holds five patents related to our lancet line, (i) one design patent consisting of the ornamental design for a combined lancet and flowered cap, (ii) three utility patents for an automatic lancet device, a disposable automatic lancet, and an ejector for an automatic lancet arm which is an improvement on the pivoting arm of an automatic lancet; and (iii) one patent for a cannular feeding apparatus, manufacturing equipment for feeding hypodermic needles into a mold.

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

         Techdyne uses enterprise resource planning through its Visual Manufacturing system (see Item 1, "Business - Electronic Manufacturing Industry
- Supplies and Materials Management") in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and the company's results of operations. During six months of 2000 there was a woldwide shortage of key electronic components, which adversely impacted our and Techdyne's sales and earnings. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufacture. See "Manufacturing" and "Supplies and Materials Management" under Item 1, "Business - Electronic Manufacturing Industry" and "Results of Operations" below.

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

         Other income, which is comprised of interest income, rental income on buildings owned by Dialysis Corporation of America, and miscellaneous other income increased approximately $66,000 compared to the preceding year. This increase is largely due to an increase in interest income of approximately $71,000, which includes interest of approximately $186,000 earned on the company's loan to Linux Global Partners which more than offset a reduction of approximately $115,000 in interest due to a decrease in invested funds. We recorded gains of approximately $276,000 related to Dialysis Corporation of America warrant exercises during 2000. See Notes 1, 11 and 14 to "Notes to Consolidated Financial Statements."

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

         Other income, which is comprised of interest income, rental income on building owned by Dialysis Corporation of America, and miscellaneous other income decreased approximately $287,000 compared to the preceding year, which includes a decrease in interest earned as a result of a decrease in invested funds. This decrease includes a decrease in interest income of approximately $160,000 due to a decrease in invested funds. Also included is a decrease of approximately $148,000 in miscellaneous other income as a result of miscellaneous insurance tax and other credits in 1998 for which there were no corresponding amounts in 1999. See Note 1 to "Notes to Consolidated Financial Statements."

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

         In December, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In March, 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), effective July 1, 2000. The company was previously in compliance with both SAB 101 and FIN 44; accordingly, these pronouncements have no effect on its consolidated results of operations, financial position, or cash flows.

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

                           CURRENT POSITION AND            POSITION
NAME                AGE   AREAS OF RESPONSIBILITY         HELD SINCE

Thomas K. Langbein   55   Chairman of the Board of            1980
                            Directors, Chief Executive
                            Officer and President

Seymour Friend       80   Vice President and                  1981
                            Director                          1975

Daniel R. Ouzts      54   Vice President (Finance)            1986
                            and Controller                    1983

Other Significant Employees

Barry Pardon         49   President and                       1991
                            Director of Techdyne              1990

Stephen W. Everett   44   President and Director of           2000
                            Dialysis Corporation of
                            America

Joseph Verga         49   Senior Vice President,              1988
                            Treasurer and                     1985
                            Director of Techdyne, Inc.        1984

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

         Stephen W. Everett has been involved in the healthcare industry for over 21 years. From 1993 to 1997, Mr. Everett was responsible for oversight, deal structuring, physician recruitment and practice management for the renal care division of Vivra, Inc., the second largest provider of dialysis services in the United States. Mr. Everett held positions of similar responsibility in 1998 in his affiliation with Physicians Practice Management, engaged in consulting and management in the renal healthcare field. He joined the Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, and President on March 1, 2000.

         Joseph Verga joined Techdyne in 1979 as purchasing agent. In 1980 he became production control manager and Vice President, in 1981 the operations manager, and in 1984 was elected a director and appointed Secretary, which position he relinquished to counsel in 1997. In 1985 he was appointed Treasurer and in 1988 was made Senior Vice President of Operations.


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

         Robert P. Magrann* - class 2 director; term runs through June, 2003. Mr. Magrann is 57 years of age and has been a director of Medicore since 1997.
 He has been a senior executive and general manager of major national and international food distributors. In 1996, Mr. Magrann became affiliated with Tetley USA, Inc., a beverage producer and distributor, with whom he held the position of Senior Vice President, Sales for its North American Food Group until July, 1999, when he became Vice President of Worldwide Sales for Kenosia Corporation, which creates software applications for manufacturers and retailers. In July, 2000, he became President and CEO of a premiere start-up website consumer value company, Couponbasket.com, which closed in November, 2000, and effected an arrangement for the benefit of creditors. In April, 2000, Mr. Magrann became Senior Vice President of Sales at DeMonte Foods, Inc.

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
                                                                     Awards

(a)                   (b)       (c)         (e)                        (g)                      (i)
                                           Other
                                           Annual                   Securities               All Other
Name and                                   Compen-                  Underlying              Compensation
Principal Position    Year    Salary($)    sation($)              Options/SARs(#)                ($)
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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                  Individual Grants                         Potential Realizable
-----------------------------------------------------------------------       Value at Assumed
                    Number of       % of Total                              Annual Rates at Stock
                    Securities      Options/SARs                             Price Appreciation
                    Underlying      Granted to     Exercise                    For Option Term
                   Options/SARs     Employees in    Price    Expiration     ---------------------
Name                Granted (#)     Fiscal Year     ($/Sh)      Date         5%($)        10%($)
(a)                    (b)              (c)          (d)        (e)           (f)           (g)
----                -----------     -----------     ------     ------        -----        ------
Thomas K. Langbein    300,000           36.6         1.38      7/26/05      $114,000     $252,000
                      250,000           52.6         3.25      2/16/03            --(1)   102,000
Barry Pardon           80,000           25.0         1.38      7/26/01        30,400       67,200
                       25,000            5.3         3.25      2/16/03            --(1)    10,250
Joseph Verga           35,000            4.3         1.38      7/26/05        13,300       29,400
Stephen W. Everett     25,000            3.0         1.38      7/26/05         9,500       21,000

----------------
(1) Based upon 5% and 10% appreciation rates applied to market price at grant date, the options would reflect a market valuation of $3.18 and $3.66, respectively. Since the exercise price is $3.25, the options have no potential realizable value at the end of the three year option term using a 5% appreciation rate.

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
                        Shares Acquired      Value Realized     Exercisable/         Exercisable/
Name                    on  Exercise (#)           ($)          Unexercisable      Unexercisable($)
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

--------------

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

                           Medicore           Techdyne               Dialysis
                           Common              Common                 Common
Name                       Stock(1)    %(2)    Stock(3)     %(4)      Stock(5)       %(6)
----                       -------     ---     -------      ---       -------        ---
Medicore, Inc.                ---      ---    4,674,620     71.3     2,410,622       61.3

Thomas K. Langbein(7)     1,323,009   21.1    4,854,620(3)   72.9    2,670,622(5)    63.7

Seymour Friend(7)           432,705    7.5       31,333        *        21,000         *

Peter D. Fischbein           78,219    1.4       55,000        *        20,000         *

Anthony C. D'Amore          273,890    4.7       40,000        *        21,000         *

Robert P. Magrann            84,000    1.5        ---         ---       20,000         *

Lawrence E. Jaffe           195,075    3.3       50,000        *       160,000        3.9

Barry Pardon(8)             166,950    2.9      193,533       2.9        ---          ---

Joseph Verga(9)              84,075    1.5      108,334       1.6

Stephen W. Everett(10)       25,000     *         ---         ---       68,000(11)    1.7

Susan Kaufman(12)           388,582    6.8        ---         ---        ---          ---

Charles B. Waddell(13)          ---    ---        ---         ---        ---          ---

All directors,            2,497,948   36.7      381,333       5.8      534,500       12.8
nominees and
executive officers
as a group (8 persons)

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

(13) Nominee for director.

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

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our first investment was in Linux Global Partners, a private holding company which invests in Linux-related software companies. See
Item 1, "Business - Linux Division." At that time, we acquired a 6% ownership interest, 90 shares at $1.00 per share, increased to 8%, an additional 30 shares at $1.00 per share, in March, 2000, in Linux Global Partners, and loaned that company $1,500,000 for one year to January 26, 2001 at an interest rate of 10% per annum. In March, 2000, the loan was increased by $500,000 under the same terms, and in August, 2000, we extended an additional $200,000 for the short term. Our security for the $2,200,000 loan is the ownership interest in the software companies in which Linux Global Partners invested, which are speculative, developing companies. We borrowed the funds for our investment and financing of Linux Global Partners from Dialysis Corporation of America, our 61% owned public subsidiary, under the same terms we financed Linux Global Partners. Interest on these loans at December 31, 2001 was approximately $186,000. On March 8, 2001, we extended the loans to June 30, 2001, in exchange for 400,000 shares of Linux stock, which gave us an approximately 10% ownership of Linux, and a right to convert the Linux debt into convertible preferred A shares under certain terms of a proposed financing by Linux Global Partners, which if completed would provide funds to Linux Global Partners for which our company would have priority to the proceeds for repayment of our loans. No assurance can be given that Linux Global Partners will complete its proposed financing, or that it will repay all or any part of its indebtedness to us. We are currently negotiating a proposed sale of our interest in Techdyne, our other majority owned public subsidiary, which transaction, if approved by our shareholders and completed in the near future, for which there can be no assurance, would provide us with approximately $10,000,000 plus a percentage of revenues over the next several years, a portion of which would be used to repay the Dialysis Corporation of America indebtedness, assuming we have not then repaid that debt.

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

         Since mid-1999, Dialysis Corporation of America has entered into management services agreements with each of its dialysis subsidiaries, pursuant to which it provides administrative and management services, including, among others, providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resources management, billing and collection and accounts receivable and payable processing. These services are provided for a percentage of net revenues of the particular dialysis subsidiary. DCA Medical Services, Inc., a wholly-owned subsidiary of Dialysis Corporation of America, is licensed to supply equipment and supplies to Method 2 patients. Method 2 home patient treatment relates to providing equipment and supplies, training and patient monitoring to dialysis patients who are able to perform their treatments at home. Those of our dialysis subsidiaries which provide home services for method 2 patients provide management services to DCA Medical Services for home services provided by that subsidiary for the method 2 patients. These services include clerical and administrative support, which DCA Medical Services, as a durable equipment medical distributor, needs. Each subsidiary that has such a home services management agreement with DCA Medical Services receives a fee of DCA Medical Services revenues derived from common method 2 patients, exclusive of DCA Medical's costs and expenses relating to those patients.

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

         (ii) Articles of Amendment to the Restated Articles of Incorporation of Medicore, Inc., dated September, 1995.

         (iii) By-laws, as amended (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).

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

                                          MEDICORE, INC.


                                          By /s/ THOMAS K. LANGBEIN
                                             -----------------------------------
                                             THOMAS K. LANGBEIN, Chairman
                                             of the Board of Directors, Chief
                                             Executive Officer and President
May 11, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                                 Title                            Date
        ----                                 -----                            ----

/s/ THOMAS K. LANGBEIN          Chairman of the Board of Directors,
--------------------------      Chief Executive Officer and President      May 11, 2001
    Thomas K. Langbein


/s/ SEYMOUR FRIEND              Vice President and Director                May 11, 2001
--------------------------
    Seymour Friend


/s/ DANIEL R. OUZTS             Vice-President, Principal Financial
--------------------------      Officer and Controller                     May 11, 2001
    Daniel R. Ouzts


/s/ PETER D. FISCHBEIN          Director                                   May 11, 2001
--------------------------
    Peter D. Fischbein


/s/ ANTHONY C. D'AMORE          Director                                   May 11, 2001
--------------------------
    Anthony C. D'Amore


/s/ ROBERT P. MAGRANN           Director                                   May 11, 2001
--------------------------
    Robert P. Magrann

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

May 11, 2001
Livingston, New Jersey

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

                                                       DECEMBER 31,
                                                           1999

                Cost                                      $4,737
                Unrealized holding gains                   4,783
                                                          ------
                Fair value                                $9,520
                                                          ======

         Unrealized holding gains, which amounted to $4,783, less deferred taxes of $1,817 at December 31, 1999, were included separately as a component of accumulated other comprehensive loss included in stockholders' equity. Proceeds from sales of securities were approximately $292,000 and $253,000 with gains of approximately $263,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively. Due to other than temporary declines in their value, marketable securities with a total cost of approximately $2,000 were written off during the fourth quarter of 2000. These securities, including approximately $5,000 of securities purchased in 1999 and approximately $37,000 purchased during 2000, consisted of several technology startup stocks.

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

         Other Income: Other income is comprised as follows:

                                       YEAR ENDED DECEMBER 31,
                    ------------------------------------------------------------
                    2000                       1999                       1998
                    ----                       ----                       ----

Interest income   $328,553                   $257,077                   $417,339
Rental income      160,432                    142,561                    121,835
Other               43,745                     67,287                    214,810
                  --------                   --------                   --------
                  $532,730                   $466,925                   $753,984
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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Revenue Recognition: The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). Product sales are recorded upon delivery pursuant to agreed upon shipping terms, and medical service sales revenues are recorded as services are rendered.

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

         In December, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). In March, 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), effective July 1, 2000. The Company was previously in compliance with both SAB 101 and FIN 44; accordingly, these pronouncements have no effect on its consolidated results of operations, financial position, or cash flows.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

         During 1999, the Company sold its remaining approximately 259,000 shares, less than 1% of Viragen (formerly a majority owned subsidiary of the Company) stock, representing approximately 4% of outstanding Viragen shares, and recognized a gain of approximately $228,000.

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

         Lytton had a $1,500,000 revolving bank line of credit requiring monthly interest payments at prime plus 1/2% maturing June 30, 1999 which was increased to $3,000,000 and extended to June 30, 2000. In conjunction with Techdyne's refinancing, the bank amended this line of credit to coincide with the Company's loan agreements. Accordingly, the maturity was extended to February 2003 and the interest rate was reduced to prime minus 1/4% with an option to fix the rate for 180 days at Libor plus 2.50%. There was an outstanding balance on this loan of approximately $2,786,000 at December 31, 2000 and $2,830,000 at December 31, 1999. Lytton had a $1,000,000 installment loan with the same bank maturing August 1, 2002 at an annual interest rate of 9% until July 1999, with monthly payments of $16,667 plus interest. Lytton replaced this loan at June 30, 1999 with a $1,400,000 installment loan with interest at prime plus 1/2% and monthly payments of $20,833 plus interest payable in 60 monthly installments commencing August 1, 1999 with the final installment due June 30, 2004. The balance

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--LONG-TERM DEBT--CONTINUED

outstanding on this loan was approximately $1,028,000 at December 31, 2000 and $1,283,000 as of December 31, 1999. Lytton also has a $500,000 equipment loan agreement with the same bank maturing February 2003 with monthly interest payments until January 2001 and monthly principal payments of $6,000 plus interest commencing January 2001, with interest originally at prime plus 1/2%. This loan had an outstanding balance of $150,000 at December 31, 2000 with no outstanding balance as of December 31, 1999. In conjunction with Techdyne refinancing, the bank amended the interest rate on these term loans to prime minus 1/4% with an option to fix the rate for 180 days at Libor plus 2.50%. The interest rate on all of the Lytton loans was 9.25% as of December 31, 2000. All of these bank loans are secured by the business assets of Lytton, and are cross collateralized with the debt of Techdyne.

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

         In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors, and employees. These options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised, and on May 10, 1999, 50,000 of the remaining options were exercised. The Company received cash payment of the par value, which amounted to $1,150 for the 1998 exercises and $500 for the 1999 exercises, and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

         On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. The Company received cash payment of the par value amounting to $1,450 and the balance in three year promissory notes with interest at 6.19%.

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

         In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one-year options were exercised to which the Company received cash payment of the par value amounting to $3,400 and the balance in three-year promissory notes with interest at 6.2%.

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

         A summary of Techdyne's stock option activity, and related information for the years ended December 31, follows:

                                           2000                            1999                        1998
                                           ----                            ----                        ----
                                            Weighted-                  Weighted-                     Weighted-
                                             Average                    Average                       Average
                                 Options  Exercise Price  Options    Exercise Price   Options      Exercise Price
                                 -------  --------------  -------    --------------   -------      --------------

Outstanding-beginning of year     688,250                  590,350                     699,100
Granted                            93,000        $2.06     187,000          $3.73        6,250            $4.25
Exercised                        (145,000)        1.75     (50,000)          1.00     (115,000)            1.00
Expired                          (176,000)        3.57     (39,100)          2.77           --
                                ---------                  -------                     -------
Outstanding-end of year           460,250                  688,250                     590,350
                                =========                  =======                     =======
Outstanding and exercisable
   at end of year:
May 1994 options                      ---                      ---                      56,600             1.00
February and April 1995 options       ---                  150,000           1.75      152,500             1.75


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

         Electro-mechanical sales to major customers comprising 10% or more of the Company's sales are as follows:

                                     YEAR ENDED DECEMBER 31,

CUSTOMERS                                 2000          1999            1998
---------                                -----          ----            ----
Illinois Tool Works                  $10,196,000      $7,195,000      $8,183,000
Motorola(1)(3)                                --       6,338,000              --
Alcatel(2)(3)                          6,179,000              --              --
Trilithic(2)(3)                        6,177,000              --              --

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 7--COMMITMENTS

Commitments

         The Company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 2000 are approximately: 2001 - $898,000; 2002 - $685,000; 2003 - $458,000, 2004
- $367,000; 2005 - $293,000. Total rent expense was approximately $1,033,000,
$1,045,000 and $916,000 in 2000, 1999 and 1998, respectively.

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

NOTE 14--INVESTMENT

         On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners ("LGP"), a holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. In March 2000, the Company exercised an option to acquire an additional 2% interest in LGP in conjunction with which it loaned LGP an additional $500,000. The Company's investment of $120 in LGP is accounted for at cost. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Company loaned an additional $200,000 to LGP at an annual interest rate of 10% in originally scheduled to mature in 30 days with the maturity having been extended. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as the Company's loans to Linux Global Partners. Interest on the notes amounted to approximately $186,000 for the year ended December 31, 2000. Interest receivable on the note from LGP amounted to approximately $186,000 and is included in prepaid expense and other current assets. To assist LGP in achieving its long-term investment objectives, the Company has agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock, representing a 2% interest in LGP, and the right to convert all or part of the loans into convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. Additionally, LGP has agreed to repay all monies owed to the Company prior to any other use of its private placement proceeds if Medicore chooses no to convert the loans. See Notes 12 and 13.

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