Form 10-Q
period 2001-03-31
MEDICORE INC
filed 2001-05-15
CIK 8643

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -  5,710,540 shares as of April 30, 2001.

                          MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2001 and March 31, 2000 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2001 and March 31, 2000.

     2) Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31, 2000.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         2001.

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

                          MEDICORE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         2001          2000
Revenues:
  Sales                                              $17,249,019   $14,729,798
  Gain on subsidiary warrants exercise                       ---       246,360
  Other income                                           131,179       115,537
                                                     -----------   -----------
                                                      17,380,198    15,091,695

Cost and expenses:
  Cost of goods sold                                  14,361,657    12,914,360
  Selling, general and administrative expenses         2,554,781     2,378,973
  Interest expense                                       233,123       206,462
                                                     -----------   -----------
                                                      17,149,561    15,499,795
                                                     -----------   -----------

Income (loss) before income taxes, minority
  interest and equity in affiliate loss                  230,637      (408,100)

Income tax provision                                     156,887        90,617
                                                     -----------   -----------

Income (loss) before minority interest and
  equity in affiliate loss                                73,750      (498,717)

Minority interest in income (loss) of
  consolidated subsidiaries                               57,905      (129,108)

Equity in affiliate loss                                 (41,155)          ---
                                                     -----------   -----------

Net loss                                             $   (25,310)  $  (369,609)
                                                     ===========   ===========

Loss per share:
  Basic                                                  $.---        $(.06)
                                                         =====        =====
  Diluted                                                $.---        $(.06)
                                                         =====        =====

See notes to consolidated condensed financial statements.

                          MEDICORE, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                                      March 31,   December 31,
                                                     -----------  ------------
                                                         2001        2000(A)
                                                         ----        -------
                                                     (Unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                          $   390,009   $ 1,464,543
  Accounts receivable, less allowances of
   $509,000 at March 31, 2001 and
   $452,000 at December 31, 2000                      11,382,873     9,612,264
  Note receivable                                      2,200,000     2,200,000
  Inventories, less allowance for obsolescence
   of $933,000 at March 31, 2001 and $798,000
   at December 31, 2000                               10,787,442    11,165,131
  Prepaid expenses and other current assets            1,290,681     1,199,846
  Deferred tax asset                                     673,463       673,463
                                                     -----------   -----------
          Total current assets                        26,724,468    26,315,247

Property and equipment:
  Land and improvements                                1,197,508     1,205,908
  Building and building improvements                   3,773,573     3,797,877
  Equipment and furniture                             11,850,881    11,729,212
  Leasehold improvements                               2,425,187     2,367,835
                                                     -----------   -----------
                                                      19,247,149    19,100,832
  Less accumulated depreciation and amortization       8,227,754     7,760,067
                                                     -----------   -----------
                                                      11,019,395    11,340,765
Deferred expenses and other assets                       280,339       177,327
Costs in excess of net tangible assets acquired,
   less accumulated amortization of $979,000 at
   March 31, 2001 and $932,000 at December 31, 2000    3,548,286     3,595,020
                                                     -----------   -----------
                                                     $41,572,488   $41,428,359
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 4,367,365   $ 4,914,570
  Accrued expenses and other current liabilities       2,953,856     2,697,523
  Current portion of long-term debt                    1,100,320     1,150,079
  Income taxes payable                                   244,625       180,884
                                                     -----------   -----------
          Total current liabilities                    8,666,166     8,943,056

Long-term debt                                        10,861,761    10,354,734
Deferred income taxes                                  2,251,388     2,251,388
Minority interest in subsidiaries                      6,281,321     6,345,310

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized
   12,000,000 shares; 5,710,540 shares issued
   and outstanding                                        57,105        57,105
  Capital in excess of par value                      11,748,490    11,705,837
  Retained earnings                                    1,904,137     1,929,447
  Accumulated other comprehensive loss                  (197,880)     (158,518)
                                                     -----------   -----------
          Total stockholders' equity                  13,511,852    13,533,871
                                                     -----------   -----------
                                                     $41,572,488   $41,428,359
                                                     ===========   ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission in March, 2001.

See notes to consolidated condensed financial statements.

                          MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001         2000
                                                         ----         ----
Operating activities:
  Net loss                                           $   (25,310)  $  (369,609)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                         517,627       469,320
    Amortization                                          48,317        51,489
    Bad debt expense                                      73,893        43,531
    Provision for inventory obsolescence                 112,971       117,938
    Minority interest                                     57,905      (129,108)
    Equity in affiliate losses                            41,155           ---
    Consultant stock options expense                         ---         8,276
    Finder's fee stock options expense                       ---        64,500
    Gain on subsidiary warrants exercise                     ---      (246,360)
    Deferred income taxes                                    ---        93,617
    Increase (decrease) relating to operating
     activities from:
      Accounts receivable                             (1,882,322)     (225,810)
      Inventories                                        244,069       448,712
      Prepaid expenses and other current assets          (97,364)      (45,005)
      Accounts payable                                  (538,695)   (1,198,283)
      Accrued expenses and other current liabilities     268,213        60,454
      Income taxes payable                                63,741       (63,259)
                                                     -----------   -----------
          Net cash used in operating activities       (1,115,800)     (919,597)

Investing activities:
  Additions to property and equipment, net of
   minor disposals                                      (245,624)     (419,882)
  Addition to note receivable                                ---    (2,000,000)
  Investment in affiliate                               (123,011)          ---
  Loan to medical director practice                      (20,000)          ---
  Deferred expenses and other assets                      (3,199)       (2,026)
  Purchase of marketable securities                          ---       (37,580)
                                                     -----------   -----------
          Net cash used in investing activities         (391,834)   (2,459,488)

Financing activities:
  Line of credit net borrowings                          675,660       985,336
  Payments on short-term bank borrowings                     ---       (10,000)
  Proceeds from long-term borrowings                         ---       150,000
  Payments on long-term borrowings                      (199,438)     (194,847)
  Repurchase of stock by subsidiaries                    (63,396)          ---
  Exercise of stock options and warrants                     ---       720,805
  Deferred financing costs                                  (263)          ---
                                                     -----------   -----------
          Net cash provided by financing activities      412,563     1,651,294
Effect of exchange rate fluctuations on cash              20,537         1,275
                                                     -----------   -----------
Decrease in cash and cash equivalents                 (1,074,534)   (1,726,516)
Cash and cash equivalents at beginning of year         1,464,543     4,151,150
                                                     -----------   -----------
Cash and cash equivalents at end of period           $   390,009   $ 2,424,634
                                                     ===========   ===========

See notes to consolidated condensed financial statements.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 61.6% owned subsidiary, Dialysis Corporation of America ("DCA") and its subsidiaries and Medicore's 71.3% owned subsidiary, Techdyne, Inc. ("Techdyne") and its subsidiaries Lytton Incorporated ("Lytton"), Techdyne (Europe) Limited ("Techdyne (Europe)"), and Techdyne (Livingston) Limited which is a subsidiary of Techdyne (Europe), collectively known as the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. The cost of finished goods and work in process consists of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. Inventories are comprised of the following:

                                                      March 31,    December 31,
                                                     -----------   ------------
                                                         2001          2000
                                                         ----          ----
     Electronic and mechanical components, net:
       Finished goods                                $   764,709   $   658,966
       Work in process                                 2,049,846     2,586,900
       Raw materials and supplies                      6,974,195     6,937,268
                                                     -----------   -----------
                                                       9,788,750    10,183,134
     Medical supplies                                    998,692       981,997
                                                     -----------   -----------
                                                     $10,787,442   $11,165,131
                                                     ===========   ===========


Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities is comprised as follows:

                                                      March 31,    December 31,
                                                     -----------   ------------
                                                         2001          2000
                                                         ----          ----
     Accrued compensation                            $   823,762   $   761,174
     Other                                             2,130,094     1,936,349
                                                     -----------   -----------
                                                     $ 2,953,856   $ 2,697,523
                                                     ===========   ===========

Other Income

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001         2000
                                                         ----         ----

     Other income is comprised as follows:
     Interest income                                 $   78,660    $   65,099
     Rental income                                       41,545        38,492
     Other                                               10,974        11,946
                                                     ----------    ----------
                                                     $  131,179    $  115,537
                                                     ==========    ==========

Earnings (Loss) Per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2001 or for the same period of the preceding year as a result of exercise prices and the net loss, since to include them would be anti-dilutive.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)



     Following is a reconciliation of amounts used in the basic and diluted computations:


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001         2000
                                                         ----         ----
     Net loss

$   (25,310)  $  (369,609)
                                                     ===========   ===========

     Weighted average shares                           5,710,540     5,708,375
                                                       =========      =========

     Loss per share:
     Basic                                               $.--          $(.06)
                                                         ====          =====
     Diluted                                             $.--          $(.06)
                                                         ====          =====

     Sale of Stock By Subsidiaries: The Company follows an accounting policy of recognizing income on sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 9.

Comprehensive Income (Loss)

     Comprehensive loss consists of the net loss, foreign currency translation adjustments and unrealized gain on marketable securities. Below is a detail of comprehensive loss for the three months ended March 31, 2001 and March 31, 2000:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001         2000
                                                         ----         ----

     Net loss                                        $   (25,310)  $  (369,609)
     Other comprehensive (loss) income:
     Foreign currency translation adjustments            (39,362)       (5,563)
     Unrealized gain (loss) on marketable
      securities:
     Unrealized holding gain (loss) arising during
      period, net of tax                                     ---        12,296
                                                     -----------   -----------
     Total other comprehensive (loss) income             (39,362)        6,733
                                                     -----------   -----------
     Comprehensive loss                              $   (64,072)  $  (362,876)
                                                     ===========   ===========

New Pronouncements:

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. Since the Company does not presently utilize derivative financial instruments, the adoption of FAS 133 has had no effect on its results of operations, financial position or cash flows.

     In December, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101). In March, 2000, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) effective July 1, 2000. The Company was previously in compliance with both SAB 101 and FIN 44; accordingly, these pronouncements have no effect on its consolidated results of operations, financial position, or cash flows.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 2001 and March 31, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2000.

NOTE 3--Long-Term Debt

     In February 2000, Techdyne refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility is a $4,500,000 three year committed line of credit facility maturing
February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at LIBOR plus 2.50%. This line of credit had an outstanding balance of approximately $4,500,000 at March 31, 2001 and $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approxi-mately $783,000 at March 31, 2001 and $833,000 at December 31, 2000. The
loans are secured by the business assets of Techdyne and are cross-collateralized with the debt of Lytton. The refinancing represents a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

     In conjunction with Techdyne's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of Techdyne's loan agreements.

     Lytton has a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,855,000 at March 31, 2001 and $2,786,000 at December 31, 2000. Lytton has a $1,400,000
installment loan with interest at prime minus 1/4% and monthly payments of $20,333 plus interest payable in 60 monthly installments having commenced August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $966,000 at March 31, 2001 and $1,028,000 at December 31, 2000. Lytton also has a $500,000 equipment loan agreement with the same bank payable through February, 2003 with interest at prime minus 1/4%. This loan had an outstanding balance of $78,000 at March 31, 2001 and $150,000 at December 31, 2000. All of these bank loans are secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at LIBOR plus 2.50%.

     The prime rate was 8.00% as of March 31, 2001 and 9.50% as of December 31, 2000.

     Lytton has an equipment loan at an annual interest rate of 5.5% maturing in April 2002 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $54,000 at March 31, 2001 and $66,000 at December 31, 2000 and is secured by equipment.

     In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $384,000 at March 31, 2001 and $414,000 at December 31, 2000 based on exchange rates in effect at each of these dates.

     The Company's medical products division has a $350,000 line of credit with a local Florida bank, with a maturity of April 22, 2001 with interest at prime plus 1% payable monthly. This line of credit is secured by the accounts receivable and inventory of the Company's medical products division and had an outstanding balance of approximately $207,000 at March 31, 2001 and $217,000 at December 31, 2000. This loan has been renewed through July 22, 2001.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 3--Long-Term Debt--(Continued)



     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $85,000 and $93,000 at March 31, 2001 and December 31, 2000, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $107,000 and $117,000 at March 31, 2001 and December 31, 2000, respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 31, 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an out-standing balance of $700,000 at March 31, 2001 and December 31, 2000.

     DCA has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2005. Financing represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $1,101,000 and $1,140,000 at March 31, 2001 and December 31, 2000, respectively.

     In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006.

     The prime rate was 8.00% as of March 31, 2001 and 9.50% as of December 31, 2000.

     Interest payments on long-term debt amounted to approximately $226,000 for the three months ended March 31, 2001 and $165,000 for the same period of the preceding year.

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

     The Company had a domestic income tax expense of approximately $157,000 for the three months ended March 31, 2001, and $91,000 for the same period of the preceding year, which included for the preceding year deferred taxes of $94,000 on DCA warrant exercises. See Note 9.

     Techdyne (Europe) had no income tax expense or benefit for the three months ended March 31, 2001 or the same period of the preceding year due to its loss and it having utilized all available tax loss carrybacks.

     Income tax payments were approximately $3,000 for the three months ended March 31, 2001 and $178,000 for the same period of the preceding year.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 5--Stock Options

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options under its 1989 plan, of which 3,000 were exercised at $2.38 in March 2000 for a total of $7,140 proceeds, with 3,000 cancelled and 803,000 options having expired at April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. These options remain outstanding at March 31, 2001. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan. The options are exercisable at $1.38, the market price on the date of grant. These options remain outstanding at March 31, 2001.

     On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 175,000 non-qualified and 300,000 incentive stock options which Plan was approved by shareholders on May 24, 2000, prior to which the options were restricted from exercise. The options are exercisable for three years at $3.25. The Company recorded an expense of approximately $71,000 on 75,000 of these options in May 2000.

     On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. In July, 1996, 2,000 shares under this Plan were issued to the managing director of Techdyne's European operations.

     In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors, and employees. These options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised, and on May 10, 1999, 50,000 of the remaining options were exercised. The
Company received cash payment of the par value amounting to $1,150 for the 1998 exercises and $500 for the 1999 exercises and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises.

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

     In June 1997, Techdyne's board of directors adopted a Stock Option Plan for up to 500,000 options, and pursuant to the plan the board granted 375,000 options exercisable for five years through June 22, 2002 at $3.25 per share the closing price of the common stock on the date of grant with 325,000 of these options outstanding at March 31, 2001. On June 30, 1999, Techdyne granted 52,000 options exercisable for three years through June 29, 2002 at $4.00 per share with 10,000 options outstanding at March 31, 2001. On August 25, 1999, Techdyne granted 16,000 options exercisable for three years through August 24, 2002 at $4.00 per share with 8,000 options outstanding at March 31, 2001. On December 15, 1999, Techdyne granted 19,000 options exercisable for three years through December 14, 2002 at $4.00 per share with 13,000 options outstanding at March 31, 2001. On May 24, 2000, Techdyne granted 3,000 options exercisable for three years through May 23, 2000 at $4.00 per share, which remain outstanding at March 31, 2001. On October 16, 2000, Techdyne granted 90,000 three year stock options exercisable at $2.00 per share through October 15, 2002, with one-third of the options vesting immediately, one-third vesting on October 16, 2001 and one-third vesting on October 16, 2002.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 5--Stock Options--Continued

     In November 1995, DCA adopted a stock option plan for up to 250,000 options, which expired in November, 2000. On June 10, 1998, DCA's board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share though June 9, 2003.

     In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one-year options were exercised to which the Company received cash payment of the par value amount to $3,400 and the balance in three-year promissory notes with interest at 6.2%. On January 2, 2001, DCA's board of directors granted to DCA's president a five-year option for 165,000 shares exercisable at $1.25 per share with 33,000 options vesting January 2001 and 33,000 options vesting each January 1 for the next 4 years.

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

NOTE 6--Commitments and Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of March 31, 2001.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months ended March 31, 2001 amounted to approximately $22,000, with such expense amounting to approximately $23,000 for the same period of the preceding year.

     Lytton leases its operating facilities from an entity owned by the former President and currently the part-time Assistant to the President of Lytton and his wife, Lytton's former owner. The lease, which expires July 31, 2002, requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the three months ended March 31, 2001, approximately $58,000 was paid under the lease compared to approximately $56,000 paid for the same period of the preceding year.

NOTE 7--Business Segment and Geographic Area Data

     The following summarizes information about the Company's four reported business segments. The medical products and new technology divisions have been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets include unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales, of which there were none for the period presented, are generally intended to approxi-mate market price.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 7--Business Segment and Geographic Area Data--(Continued)


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001         2000
                                                         ----         ----
     BUSINESS SEGMENT REVENUES
     Electro-mechanical                              $13,253,316   $12,648,613
     Medical products

                                    208,760       399,894
     Medical services                                  3,920,066     1,790,364
     New technology                                       54,247        27,260
     Corporate                                            44,682       284,181
     Elimination of corporate rental charges
      to electro-mechanical manufacturing                (35,670)      (21,620)
     Elimination of corporate rental charges
      to medical products                                 (1,830)       (1,830)
     Elimination of corporate interest charge
      to electro-mechanical                               (4,676)       (6,979)
     Elimination of medical services interest
      charge to new technology                           (54,247)      (27,260)
     Elimination of medical services
      interest charge to corporate                        (4,450)         (928)
                                                     -----------   -----------
                                                     $17,380,198   $15,091,695
                                                     ===========   ===========

     BUSINESS SEGMENT PROFIT (LOSS)
     Electro-mechanical                              $   139,850   $  (220,699)
     Medical products                                    (54,319)      (41,944)
     Medical services                                    208,938      (212,189)
     New technology                                          ---       (64,500)
     Corporate                                           (63,832)      131,232
                                                     -----------   -----------
                                                     $   230,637   $  (408,100)
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

NOTE 9--Subsidiary Stock Offerings

     Pursuant to a 1996 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April 16, 1999 and extended to June 30, 2000 at which time all remaining unexercised warrants expired. During the first quarter of 2000, approximately 167,000 DCA warrants were exercised with net proceeds to DCA of approximately $712,000.
In accordance with its accounting policy, the Company recognized a gain of approximately $246,000 and deferred income taxes of approximately $94,000 related to DCA warrant exercises. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they were exercisable at $5.40 per share.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 10--Investment

     On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners ("LGP"), a holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. In March 2000, the Company exercised an option to acquire an additional 2% interest in LGP in conjunction with which it loaned LGP an additional $500,000. The Company's investment of $120 in LGP is accounted for at cost. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Company loaned an additional $200,000 to LGP at an annual interest rate of 10% in originally scheduled to mature in 30 days with the maturity having been extended. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as the Company's loans to Linux Global Partners. Interest on the notes amounted to approximately $54,000 for the three months ended March 31, 2001 and $27,000 for the same period of the preceding year. Interest receivable on the note from LGP amounted to approximately $240,000 at March
31, 2001 and $186,000 at December 31, 2000 and is included in prepaid expense and other current assets. To assist LGP in achieving its long-term investment objectives, the Company has agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. Additionally, LGP has agreed to repay all monies owed to the Company prior to any other use of its private placement proceeds if Medicore chooses no to convert the loans. On May 14, 2001, LGP repaid the $200,000 August 2000 note plus $15,500 accrued interest. The Company is making payment of $215,500 to DCA.

     The Company issued options to purchase 150,000 shares of its common stock to MainStreet and two of its officers as a finder's fee in conjunction with the Company's investment in the LGP and recorded an expense of approximately $69,000 on these options in January 2000.

NOTE 11--Cessation of Scotland Manufacturing Operations

     As a result of continuing operating losses, in April 2001, Techdyne decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe) Limited. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar International Limited ("Simclar") (see Note
12) pursuant to which Simclar will manufacture products for Techdyne (Europe) and assist in management coordination. Techdyne estimates it will initially incur a cost of approximately $250,000, primarily from post-employment benefits, as a result of this decision.

NOTE 12--Sale of Techdyne Interest

     On April 6, 2001, the Company entered into an agreement with Simclar, a private United Kingdom company, to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000, with a $5,000,000 maximum and $2,500,000 minimum earnout. The sale is subject to approval by the Company's share-holders. The earn-out consist of 3% of consolidated Techdyne sales, net of returns, allowances and bad debts for the three fiscal years commencing January 1, 2001. The earn-out is payable in cash by March 31 of each year for the earn-out period just ended.

     The following summary unaudited Pro Forma Consolidated Condensed Balance Sheet as of March 31, 2001 and Pro Forma Consolidated Condensed Statement of Operations for the three months ended March 31, 2001 and March 31, 2000 are presented to give effect to the sale of the Company's entire 71.3% equity interest in Techdyne.

     The Pro Forma Balance Sheet includes the effect of the net gain on the sale of Techdyne, including tax impact on retained earnings. The cash increase includes the initial cash consideration of $10,000,000 less estimated expenses of the sale of $70,000 and estimated income taxes payable as a result of the sale transaction of $2,929,000. The book gain recognized of approximately $3,500,000 after expenses includes the minimum earn-out of $2,500,000 which has been reflected as a receivable. Realization of the maximum earn-out would result in additional consideration of $2,500,000 and estimated income taxes of $950,000, resulting in an increase in cash of $1,550,000.

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE 12--Sale of Techdyne Interest-(Continued)

                        Medicore, Inc. and Subsidiaries
                     Pro Forma Consolidated Balance Sheet
                                   (Unaudited)


                                                       As of March 31, 2001
                                                    --------------------------
                                                      Medicore      Pro Forma
                                                    Consolidated   as Adjusted
                                                    ------------   -----------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $   390,009   $ 7,521,116
  Accounts receivable, net                            11,382,873     2,607,498

  Note receivable                                      2,200,000     2,200,000
  Inventories, net                                    10,787,442       998,692
  Prepaid expenses and other current assets            1,290,681       658,403
  Deferred tax asset                                     673,463       175,366
                                                     -----------   -----------
          Total current assets                        26,724,468    14,161,075

PROPERTY AND EQUIPMENT
  Land and improvements                                1,197,508     1,027,108
  Building and building improvements                   3,773,573     3,115,579
  Equipment and furniture                             11,850,881     3,701,909
  Leasehold improvements                               2,425,187     1,772,656
                                                     -----------   -----------
                                                      19,247,149     9,617,252
  Accumulated depreciation                             8,227,754     3,198,362
                                                     -----------   -----------
                                                      11,019,395     6,418,890

Receivable from sale of Techdyne                             ---     2,500,000

Deferred expenses and other assets                       280,339       239,889

Costs in excess of net assets acquired, net            3,548,286        57,121
                                                     -----------   -----------
                                                     $41,572,488   $23,376,975
                                                     ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $ 4,367,365   $   496,507
  Accrued expenses and other current liabilities       2,953,856     1,213,938
  Current portion of long-term debt                    1,100,320       476,917
  Income taxes payable                                   244,625       100,438
                                                     -----------   -----------
          Total current liabilities                    8,666,166     2,287,800

Long-term debt, less current portion                  10,861,761     1,749,153

Deferred income taxes                                  2,251,388       489,788

Minority Interest                                      6,281,321     3,033,078

STOCKHOLDERS' EQUITY
  Common stock                                            57,105        57,105
  Capital in excess of par value                      11,748,490    11,896,669
  Retained earnings                                    1,904,137     3,863,382
  Accumulated other comprehensive loss                  (197,880)          ---
                                                     -----------   -----------
                                                      13,511,852    15,817,156
                                                     -----------   -----------
                                                     $41,572,488   $23,376,975
                                                     ===========   ===========

                          MEDICORE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 12--Sale of Techdyne Interest-(Continued)



     The following unaudited Pro Forma Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000 reflect the impact of the removal of Techdyne's historical operating results. Pro forma amounts do no include any assumed interest on funds invested from Medicore's sale of Techdyne or any gain on Medicore's sale of its interest in Techdyne. Pro forma amounts assume continuation of the management Services Agreement between Medicore and Techdyne with an annual consideration of $360,000 ($90,000 per quarter), although there is no assurance of the continuation of this agreement, which is cancelable by either party on 30 days' notice.

                       Medicore, Inc. and Subsidiaries
               Pro Forma Consolidated Statements Of Operations
                                (Unaudited)

                                                                Three Months Ended March 31,
                                                     --------------------------------------------------
                                                                2001                    2000
                                                                ----                    ----
                                                       Medicore    Pro Forma     Medicore    Pro Forma
                                                     Consolidated as Adjusted  Consolidated as Adjusted
Revenues:
  Sales                                              $17,249,019  $ 4,004,892  $14,729,798  $ 2,091,404
  Realized gain on subsidiary warrants exercise              ---          ---      246,360      246,360
  Other income                                           131,179      247,660      115,537      216,938
                                                     -----------  -----------  -----------  -----------
                                                      17,380,198    4,252,552   15,091,695    2,554,702
                                                     -----------  -----------  -----------  -----------

Cost and Expenses:
  Cost of goods sold                                  14,361,657    2,618,830   12,914,360    1,458,667
  Selling, general and administrative expenses         2,554,781    1,495,299    2,378,973    1,264,191
  Interest expense                                       233,123       35,211      206,462       18,475
                                                     -----------  -----------  -----------  -----------
                                                      17,149,561    4,149,340   15,499,795    2,741,333
                                                     -----------  -----------  -----------  -----------

    Income (loss) before income taxes, minority
    interest and equity in affiliate loss                230,637      103,212     (408,100)    (186,631)

Income tax provision                                     156,887       17,281       90,617      110,313
                                                     -----------  -----------  -----------  -----------

    Earnings (loss) before minority interest and
    equity in affiliate loss                              73,750       85,391     (498,717)    (296,944)

Minority interest in income (loss) of
 consolidated subsidiaries                                57,905       57,679     (129,108)     (73,243)

Equity in affiliate loss                                 (41,155)     (41,155)         ---          ---
                                                     -----------  -----------  -----------  -----------
Net loss                                             $   (25,310) $   (13,443) $  (369,609) $  (223,701)
                                                     ===========  ===========  ===========  ===========

Loss per share:
  Basic                                                 $.---        $.---        $(.06)       $(.04)
                                                        =====        =====        =====        =====
  Diluted                                               $.---        $.---        $(.06)       $(.04)
                                                        =====        =====        =====        =====

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the electronics industry in which its public subsidiary, Techdyne, is engaged as a manufacturer, the character and development of the dialysis industry in which its public subsidiary, DCA, is engaged, our business strategies and plans for future operations, our needs for capital expendi-tures, capital resources, liquidity and operating results, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Registration Statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the Registration Statements of our subsidiaries, Techdyne's Registration Statement as filed with the Commission, Form S-3 (effective December 11, 1996), and DCA's Registration Statement, Form S-3 (effective July 1, 1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

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

     The industry segments served by Techdyne and the electronics industry generally are subject to rapid technological change and product obsolescence. Discontinuance or modification of products containing components manufactured by Techdyne could adversely affect our and Techdyne's results of operations. The electronics industry is also subject to economic cycles and has in the past experienced, and is likely in the future to experience, recessionary periods, which could have a material adverse effect on our and Techdyne's business, financial condition and results of operations. To continue to grow and be a successful competitor, we must be able to maintain and enhance our techno-logical capabilities, develop and market manufacturing services which meet changing customer needs and increasingly complex products and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

     Techdyne uses enterprise resource planning through its Visual Manufacturing system in its efforts to continuously develop accurate forecasts of customer volume requirements. Techdyne is dependent on the timely availability of many components. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on Techdyne's and our results of operations. It is paramount that Techdyne efficiently manages inventory, follows proper timing of expenditures and allocates physical and personnel resources in anticipation of future sales, the evaluation of economic conditions in the electronics industry, and the mix of products for manufac-ture.

     Techdyne continues to seek to expand its geographic and customer base through establishment of new manufacturing facilities and operations in areas to better serve existing customers and to attract new OEMs, as well as direct acquisition of contract manufacturing businesses complimentary to Techdyne's operations. For such expansion opportunities, Techdyne competes with much larger electronic manufacturing entities. Further, in order to effectuate any such transactions, it may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, as well as other costs and expenses, all of which could materially adversely affect our and Techdyne's financial results. Any expansion may also involve numerous business risks, including difficulties in successfully integrating acquired operations, technologies and products or formalizing anticipated synergies, which would require the diversion of management's attention from other business concerns. On April 6, 2001, we executed an agreement to sell our entire 71.3% ownership interest in Techdyne to Simclar International Limited for $10,000,000 and 3% of Techdyne's sales over the next three years, with a minimum earn-out of $2,500,000 and a maximum earn-out of $5,000,000. The sale is subject to shareholder approval. See Note 12 to "Notes to Consolidated Condensed Financial Statements." Should the sale of our control interest in Techdyne be completed to Simclar International, Techdyne's operations and financial statements will no longer be included in our operations and financial statements.

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

Results of Operations

     Consolidated revenues increased by approximately $2,229,000 (15%) for the three months ended March 31, 2001 compared to the same period of the preceding year. Sales revenues increased by approximately $2,519,000 (17%) compared to the preceding year. Other income which is comprised of interest income, rental income on building owned by DCA and miscellaneous other income increased approximately $16,000 compared to the preceding year. Interest income increased approximately $14,000 including an increase of $27,000 in interest on the Company's loan to Linux Global Partners which more than offset a decrease of $13,000 in interest on other invested funds as a result of a decrease in invested funds. We recorded a gain of approximately $246,000 related to DCA warrant exercises during the first quarter of 2000. See Note
1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne sales increased approximately $606,000 (5%) for the three months ended March 31, 2001 compared to the same period of the preceding year. There was an overall increase in domestic sales of $678,000 (6%), and a decrease in European sales of $191,000 (48%) compared to the preceding year. Although domestic sales reflected an overall increase, there was a sharp decrease of $1,122,000 in Techdyne sales which was more than offset by an increase of $1,800,000 in Lytton sales. Techdyne sales, which are comprised largely of cable and harness assemblies, have been affected substantially by the general economic slowdown with customers pushing out orders due to a downturn in economic outlook in their particular industries. Lytton is more focused on printed circuit board manufacturing, primarily of the food preparation equipment industry. While Lytton sales have been affected by a downturn in the economic outlook of customers in the industries it serves, such was not the case during the first quarter of 2001.

     Significant reductions in sales of Techdyne (Europe) over recent years have resulted in continuing losses with net losses for this subsidiary amounting to $170,000 for the three months ended March 31, 2001 and $93,000 for the same period of the preceding year. In April 2001, continuing losses resulted in our decision to discontinue manufacturing operations of this subsidiary in conjunction with which the Company estimates it will initially incur a cost of approximately $250,000 primarily from post-employment benefits. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar International Limited, a private United Kingdom company, with which the Company has entered into an agreement to sell its interest in Techdyne. See Notes 11 and 12 to "Notes to Consolidated Condensed Financial Statements."

     Approximately 49% of Techdyne's consolidated sales and 37% of our consolidated sales for the three months ended March 31, 2001 were made to four customers. Customers generating in excess of 10% of Techdyne's consolidated sales with their respective portions of Techdyne's and our consolidated sales, include ITW (formerly PMI Food Group), which accounted for 20% and 15%, and Trilithic which accounted for 11% and 9%, respectively. Approximately $2,623,000 (34%) of Lytton's sales were to ITW, its major customer. The loss of, or substantially reduced sales to any of Techdyne's major customers would have a material adverse effect on Techdyne's and our operations if such sales are not replaced.

     Medical product sales revenues decreased approximately $191,000 (48%) for the three months ended March 31, 2001 compared to the same period of the preceding year largely due to decreased sales of the principal product of this division which resulted from reductions in government purchases and foreign competition. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The Medical Products Division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that these efforts will be successful.

     Medical service revenues, represented by the revenues of our dialysis division, DCA, increased approximately $2,105,000 (124%) for the three months ended March 31, 2001 compared to the same period of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $381,000, increased revenues of approximately $630,000 for our New Jersey centers, and revenues of approximately $1,094,000 for our new Georgia centers in Valdosta and Homerville, Georgia which commenced operations in November 2000. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales amounted to 83% for the three months ended March 31, 2001 compared to 88% for the same period of the preceding year.

     Cost of goods sold for Techdyne as a percentage of sales amounted to 89% for the three months ended March 31, 2001 and 91% for the same period of the preceding year reflecting changes in product mix and Techdyne's customer base.

     Cost of goods sold by the medical products division decreased to 77% for the three months ended March 31, 2001 compared to 83% for the same period of the preceding year, as a result of a change in product mix.

     Cost of medical services sales decreased to 65% for the three months ended March 31, 2001 compared to 67% for the same period of the preceding year reflecting a decrease in healthcare salaries as a percentage of sales which more than offset a small increase in supply costs as a percentage of sales.

     Selling, general and administrative expenses increased $176,000 for the three months ended March 31, 2001 compared to the same period of the preceding year. This increase reflects operations of DCA's new dialysis centers, and the cost of additional support personnel for DCA.

     Interest expense increased by approximately $27,000 for the three months ended March 31, 2001 compared to the same period of the preceding year, which includes additional DCA equipment financing agreements and DCA's Vineland loan.

     A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 8.00% at March 31, 2001 and 9.50% at December 31, 2000.


Liquidity and Capital Resources

     Working capital totaled $18,058,000 at March 31, 2001, which reflected an increase of $686,000 (4%) during the three months ended March 31, 2001. This included a decrease in cash of $1,075,000 including net cash used in operating activities of $1,116,000, net cash used in investing activities of $392,000 (including additions to property, plant and equipment of $246,000 and investments in DCA's 40% owned Ohio affiliate of $123,000) and net cash provided by financing activities of $413,000 (including net line of credit borrowings of $676,000, payments on long-term debt of $199,000 and repurchases by DCA of its stock of approximately $63,000).

     On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners ("LGP"), a holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. In March 2000, the Company exercised an option to acquire an additional 2% interest in LGP in conjunction with which it loaned to LGP an additional $500,000. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Company loaned an additional
$200,000 LGP at an annual interest rate of 10% in originally scheduled to mature in 30 days with the maturity having been extended. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as the Company's loans to LGP. Interest on the notes amounted to $54,000 for the three months ended March 31, 2001 and $27,000 for the same period of the preceding year. To assist LGP in achieving its long-term investment objectives, the Company agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing an approximately 2% interest in LGP and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. On
May 14, 2001, LGP made a payment of $215,500 on the August 2000 note to the Company in payment of the $200,000 principal balance and $15,500 accrued interest. The Company is repaying a like amount to DCA. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

     On February 9, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing includes a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carries an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at our election, and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The line of credit had an outstanding balance of approximately $4,500,000 at March 31, 2001 and $3,883,000 at December 31, 2000, and the term loan had an outstanding balance of approximately $783,000 at March 31, 2001 and $833,000 and at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has a $3,000,000 three year committed line of credit and a $1,400,000 term loan and a $500,000 equipment loan agreement. The line of credit originally for one year, was amended to a three-year term coinciding with the term of our line of credit with the interest rates the same as provided to Techdyne in its credit facilities. The line of credit had a balance of approximately $2,855,000 at March 31, 2001 and approximately $2,786,000 at December 31, 2000. The term loan had a balance of approxi-mately $966,000 at March 31, 2001 and $833,000 at December 31, 2000. The
equipment loan agreement had an outstanding balance of $78,000 at March 31, 2001 and $150,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Lytton has an equipment loan maturing in April 2001 which had an outstanding balance of $54,000 at March 31, 2001 and $66,000 at December 31, 2000. In July 1994, Techdyne (Europe) obtained a 15-year mortgage on its facility which had a U.S. dollar equivalency of $384,000 at March 31, 2001 and $414,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Techdyne acquired Lytton on July 31, 1997. That acquisition agreement provided for incentive consideration to be paid in cash based on specific sales levels of Lytton for each of three successive specified years, resulting in additional consideration of approximately $396,000, $290,000 and $154,000 paid in April 2000, April, 1999, and April, 1998, respectively. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $192,000 at March 31, 2001 and $210,000 at December 31, 2000. DCA has an equipment financing agreement for kidney dialysis machines for its facilities. DCA had outstanding balances under this agreement of $1,101,000 at March 31, 2001 and $1,140,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland.
This loan had an outstanding balance of $700,000 at March 31, 2001 and December 31, 2000.

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

     DCA opened its sixth center in Vineland, New Jersey in February, 2000, and its seventh and eighth centers in Georgia in November, 2000. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001.

     DCA needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of DCA's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide an immediate ongoing operation, which most likely would be generating income. DCA plans to expand its operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. DCA is presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that DCA will be successful in implementing our growth strategy or that financing will be available to support such expansion. Should the sale of our ownership of Techdyne to Simclar be approved by shareholders and completed, a substantial portion of the proceeds are anticipated to be used for expansion of our dialysis operations. See Note 12 to "Notes to Consolidated Condensed Financial Statements." DCA has begun development of two new Georgia centers, one in Fitzgerald and another in Valdosta, which is in addition to our existing Valdosta center.

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

                          PART II -- OTHER INFORMATION
                          -------    -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

          None

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

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

Dated:  May 15, 2001