Form 10-K/A
period 2000-12-31
MEDICORE INC
filed 2001-05-25
CIK 8643

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 2)


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

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                                                           PAGE

                                     PART I

         Item 1.    Business..............................................   1

         Item 2.    Properties............................................  21

         Item 3.    Legal Proceedings.....................................  23

         Item 4.    Submission of Matters to a Vote

                    of Security Holders...................................  23

                                     PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters.......................  24

         Item 6.    Selected Financial Data...............................  24

         Item 7.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........  25

         Item 7A.   Quantitative and Qualitative
                    Disclosures About Market Risk.........................  33

         Item 8.    Financial Statements and Supplementary Data...........  34

         Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................  34

                                    PART III

         Item 10.   Directors and Executive Officers

                    of the Registrant.....................................  35

         Item 11.   Executive Compensation................................  37

         Item 12.   Security Ownership of Certain

                    Beneficial Owners and Management......................  46

         Item 13.  Certain Relationships and Related Transactions.........  49

                                     PART IV

         Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................  54

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

         Medical Products


         We design and distribute our lancet line, used to draw blood for testing, and hand sealer/strippers, used to strip residual blood from tubing, which product also seals blood bags. We also sell medical supplies, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include syringes, exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. Our lancets are distributed under the names Producers of Quality Medical Disposables(TM) and Lady Lite(TM) or under a private label if requested by the customer. Medical devices are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance or a Premarket Approval Application. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed product. We received 510(k) clearance for our lancet line in 1981, and for the sterile products, including the syringes which we import, in 1999. Our medical products are subject to continuing FDA oversight, including labeling, "good manufacturing practices," as defined in FDA regulations, and adverse event reporting, none of which adverse events have occurred to date. Although we hold three patents related to our lancets (see "Patents and Trade Names" below), and obtained required FDA approval relating to the production of lancets, we are no longer manufacturing these products. As of April 1, 2001, we commenced purchasing lancets from manufacturers in the Far East. Marketing of medical products is conducted by independent manufacturer representatives and our employees.


         Electronic Manufacturing Industry


         Techdyne, Inc. is an international contract manufacturer of electronic and electro-mechanical products, primarily manufactured to customer specifications and designed for original equipment manufacturers and distributors in the data processing, telecommunications, instrumentation and food preparation equipment industries. Approximately 91% of Techdyne sales are domestic, a substantial amount generated by Techdyne's domestic wholly-owned subsidiary, Lytton Incorporated, and 9% are effected by Techdyne's wholly owned subsidiary, Techdyne (Europe) Limited in the European markets and to a limited extent in the Middle East. Custom-designed products primarily include complex printed circuit boards, conventional and molded cables and wire harnesses, and electro-mechanical assemblies. In addition, Techdyne provides original equipment manufacturers with value-added, turnkey contract manufacturing services and total systems assembly and integration.


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

         Products and Services


         Techdyne manufactures approximately 850 products, including complete turnkey finished products, sub-assemblies, molded and non-molded cable assemblies, wire harnesses, PCBs, injection molded and electronic assembly products, for over 100 OEM customers.


                  Printed Circuit Boards


         PCB assemblies are electronic assemblies consisting of a basic printed circuit laminate with electronic components including diodes, resistors, capacitors and transistors, inserted and wave soldered. PCBs may be used either internally within the customer's products or in peripheral devices. The PCBs produced by Techdyne include pin-through-hole assemblies, low and medium volume surface mount technology assemblies, and mixed technology PCBs, which include multilayer PCBs.


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


         Techdyne's subsidiary, Lytton, with six automated lines, is more focused on PCB manufacturing, primarily for the food preparation equipment industry. Techdyne also established a 5,500 square foot manufacturing facility in Massachusetts in 1997. These expansions resulted in PCB manufacturing amounting to approximately 56% and 55% of Techdyne's sales revenues in 2000 and 1999, respectively.


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


         Discrete cable assemblies are wires with contacts and connectors. Harnesses are prefabricated wiring with insulation and terminals ready to be attached to connectors. Techdyne's cable sales comprised approximately 34% and 35% of total sales revenue for 2000 and 1999, respectively.


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


                  Reworking and Refurbishing


         Customers provide Techdyne with materials and sub-assemblies acquired from other sources, which the customer has determined, require modified design or engineering changes. Techdyne redesigns, reworks, refurbishes and repairs these materials and sub-assemblies. Reworking and refurbishing amounted to approximately 10% of sales for each of 2000 and 1999.


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

         Supplies and Materials Management


         Materials used in Techdyne's operations consist of metals, electronic components such as cable, wire, resistors, capacitors, diodes, PCBs and plastic resins. For over six months in 2000, a worldwide shortage of key electronic components adversely impacted Techdyne's sales and earnings. The shortage has diminished during the first quarter of 2001.

         Techdyne procures components from a select group of vendors which meet Techdyne's standards for timely delivery, high quality and cost effectiveness. Techdyne uses ERP management technologies to manage material pipelines and vendor base to allow customers to increase or decrease volume requirements within established frameworks. Techdyne utilizes a computerized system of material requirements planning, purchasing, sales and marketing functions based on a Visual Manufacturing software system. See "Business Strategy" above and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


         Techdyne seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically a substantial percentage of its net sales have been to multiple locations of a small number of customers. Significant reductions or delays in sales to any of those major customers would have a material adverse effect on its results of operations. In the past, certain customers have terminated their manufacturing relationship with Techdyne, or otherwise significantly reduced their product orders. There can be no assurance that any major customer may not terminate or otherwise significantly reduce or delay manufacturing orders, any of which such terminations or changes in manufacturing orders could have a material adverse effect on Techdyne's results of operations. Techdyne is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, the communications, instrumentation, data processing and food preparation equipment industries. Most of these industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of its customers in these industries are affected by general economic conditions. The factors affecting these industries in general, and/or Techdyne's customers in particular, could have a material adverse effect on results of its operations. In addition, Techdyne generates significant accounts receivable in connection with providing manufacturing services. If one or more of Techdyne's customers were to become insolvent or otherwise were unable to pay us for provided manufacturing services, its operating results and financial condition would be adversely affected. In 2000, 43% of Techdyne's sales were made to numerous locations of three major customers. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PATENTS AND TRADE NAMES


         We sell certain of our medical supplies and products under the trademark Medicore(TM). Certain of our lancets are marketed under the trademarks Medicore(TM) , Producers of Quality Medical Disposables(TM) and Lady Lite(TM). The company holds three patents related to our lancet line, (i) one design patent, which expires September 26, 2009, consisting of the ornamental design for a combined lancet and flowered cap, (ii) a utility patent, which expires December 14, 2007, for an automatic lancet device; and (iii) one patent for a cannular feeding apparatus, manufacturing equipment for feeding hypodermic needles into a mold, which expires September 18, 2005.


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


         * upon death, wrongful termination (defined below), disability termination or change in control (defined below), lump sum payment equal to Mr. Langbein's salary, including expenses and benefits, for three years from termination; the proposed sale of Techdyne to Simclar (see Item 1, "Business - General") triggers the change in control provision and lump sum payment, which Mr. Langbein has waived

         * Mr. Langbein has option to take 400,000 shares of company common stock instead of the lump sum payment; two year right to demand registration of the shares, and three years may include the shares in any registration statement filed by the company; registration at the cost of the company

         * full vesting of any warrants, options or similar rights; Mr. Langbein has choice to keep those options, otherwise the company has to repurchase them at a certain repurchase formula
         *  for cause by Medicore - no benefits or salary
         * for good reason (defined below) by Mr. Langbein - the company continues to pay salary, benefits and expenses, and all options and other securities shall be fully vested and exercisable; or provide Mr. Langbein with the lump sum payment, at Mr. Langbein's option, the company to acquire the shares
         * at expiration, if the company does not renew or enter into new employment agreement, severance allowance which is the lump sum payment or Mr. Langbein's option to take the company shares.


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

         * forced redemption at formulated prices upon change in control of the company which includes (i) sale of substantially all assets of the company or its merger or consolidation, which would be triggered by the sale of Techdyne to Simclar (see Item 1, "Business - General"),
            (ii) majority of board changes other than by election of shareholders pursuant to board solicitation or vacancies filled by board caused by death or resignation, or (iii) any person acquires or makes a tender offer for at least 25% of the company's common stock; optionee may waive redemption

         *  options are non-transferable
         *  1989 Medicore Plan history last five years to March 21, 2001
            -  1,000,000 shares reserved for issuance
            -    809,000 granted in 1995
            -    803,000 expired
            -      3,000 exercised (in 2000)
            -      3,000 cancelled (in 1996 and 1997)
            - 35,000 granted in 1997 (exercisable at $2.38 per share to 6/10/02)
            - 820,000 granted in July, 2000 (exercisable at $1.38 per share to 7/26/05)
            - 855,000 outstanding (18 persons including 11 officers and directors of the company, Techdyne and Dialysis Corporation of America)

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

           - change in control; triggered by sale of Techdyne (see 1989 Plan above)

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


         (xx) Employment Agreement between Techdyne, Inc.(1) and Barry Pardon dated September 27, 2000 (incorporated by reference to Techdyne, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, Part IV, Item 14(c)(10)(iii)).



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


         (lxv) Service Agreement renewal letter between Medicore, Inc. and Techdyne, Inc. dated September 30, 2000 (incorporated by reference to the Techdyne 2000 Form 10-K, Part IV, Item 14(c)(10(vii)).

         (lxvi) Amended Secured Promissory Note from Medicore, Inc. to Dialysis Corporation of America dated March 27, 2000 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2000 ("DCA 2000 Form 10-K"), Item 14(c)(10)(xxxiv)).


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


         (lxxii)   Waiver of Thomas K. Langbein dated May 17, 2001.

         (lxxiii) Employment Agreement between Dialysis Corporation of America(3) and Stephen W. Everett dated December 29, 2000 (incorporated by reference to DCA 2000 Form 10-K, Item 14(c)(10)(xli)).


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

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, Form 10-K/A#2, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEDICORE, INC.



                                          By /s/ THOMAS K. LANGBEIN
                                             -----------------------------------
                                             THOMAS K. LANGBEIN, Chairman
                                             of the Board of Directors, Chief
                                             Executive Officer and President
May 25, 2001

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2000
                                 MEDICORE, INC.
                                HIALEAH, FLORIDA

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

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                      2000            1999             1998
                                                                  ------------    ------------    ------------
REVENUES
  Sales:
    Product sales                                                 $ 53,825,185    $ 49,415,808    $ 45,829,486
    Medical service revenues                                         8,769,470       5,498,541       3,552,279
                                                                  ------------    ------------    ------------
       Total sales                                                  62,594,655      54,914,349      49,381,765
  Gain on subsidiary warrants exercise                                 276,178              --              --
  Realized gain on sale of marketable securities                            --         263,144          12,780
  Other income                                                         532,730         466,925         753,984
                                                                  ------------    ------------    ------------
                                                                    63,403,563      55,644,418      50,148,529
COST AND EXPENSES Cost of sales:
    Cost of product sales                                           47,339,365      43,318,325      39,944,521
    Cost of medical services                                         5,833,081       3,964,258       2,516,239
                                                                  ------------    ------------    ------------
       Total cost of sales                                          53,172,446      47,282,583      42,460,760
  Selling, general and administrative expense                        9,347,998       8,225,600       7,017,524
  Provision for doubtful accounts                                      220,244         103,113         106,364
  Interest expense                                                     906,604         674,500         592,414
                                                                  ------------    ------------    ------------
                                                                    63,647,292      56,285,796      50,177,062
                                                                  ------------    ------------    ------------
    LOSS BEFORE INCOME TAXES
        MINORITY INTEREST AND EQUITY IN
        AFFILIATE LOSS                                                (243,729)       (641,378)        (28,533)


Income tax provision (benefit)                                         113,604          57,186        (352,369)
                                                                  ------------    ------------    ------------

    (LOSS) INCOME BEFORE MINORITY INTEREST
        AND EQUITY IN AFFILIATE LOSS                                  (357,333)       (698,564)        323,836

Minority interest in income (loss) of consolidated subsidiaries         28,205         (85,507)        225,415

Equity in affiliate loss                                               (20,896)             --              --
                                                                  ------------    ------------    ------------

       NET (LOSS) INCOME                                          $   (406,434)   $   (613,057)   $     98,421
                                                                  ============    ============    ============

(Loss) earnings per share:
   Basic                                                               $(.07)         $(.11)           $.02
                                                                       ======         ======           ====
   Diluted                                                             $(.07)         $(.11)           $.01
                                                                       ======         ======           ====

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
                                                               ===========    ===========    ===========


         The Company has various stock options outstanding which have not been included on the earnings (loss) per share computation since they were anti-dilutive, including 820,000 July 2000 options, 475,000 February 2000 options, 150,000 January 2000 options, 5,000 May 1998 options, 35,000 June 1997 options, and 809,000 April 1995 options during such periods as these were outstanding, until their expiration in April 2000.


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

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.


         During 1999, the Company sold its remaining approximately 259,000 shares, less than 1% of Viragen (formerly a majority owned subsidiary of the Company) stock, representing approximately .4% of outstanding Viragen shares, and recognized a gain of approximately $228,000.


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


         The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options under its 1989 plan, of which 3,000 were exercised at $2.38 in March 2000 for a total of $7,140 proceeds, with 3,000 cancelled and 803,000 options having expired on April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. These options remain outstanding at December 31, 2000. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan. The options are exercisable at $1.38, the market price on the date of grant. These options remain outstanding at December 31, 2000.


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

                                 EXHIBIT INDEX

(c)      Exhibits

         (3)(ii) Articles of Amendment to the Restated Articles of Incorporation of Medicore, Inc., dated September, 1995.

         (10)(lxxii)       Waiver of Thomas K. Langbein dated May 17, 2001.

         (23)              Consents of experts and counsel.

                           (i) Consent of Ernst & Young, LLP, Independent Certified Public Accountants

                           (ii) Consent of Wiss & Company, LLP, Independent Certified Public Accountants