Form 10-Q/A
period 2001-03-31
MEDICORE INC
filed 2001-05-25
CIK 8643

FORM 10-Q/A
                                 Amendment No. 1


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

                          MEDICORE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                          Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
                                                                          2001          2000
                                                                      ------------    ------------
Revenues:
    Sales:
         Product sales                                                $ 13,452,870    $ 13,038,288
         Medical service revenues                                        3,796,149       1,691,510
                                                                      ------------    ------------
              Total sales                                               17,249,019      14,729,798
    Gain on subsidiary warrants exercise                                        --         246,360
    Other income                                                           131,179         115,537
                                                                      ------------    ------------
                                                                        17,380,198      15,091,695
Cost and expenses:
    Cost of sales:
         Cost of product sales                                          11,901,298      11,784,052
         Cost of medical services                                        2,460,359       1,130,308
                                                                      ------------    ------------
              Total cost of sales                                       14,361,657      12,914,360
    Selling, general and administrative expenses                         2,481,410       2,336,442
    Provision for doubtful accounts                                         73,371          42,531
    Interest expense                                                       233,123         206,462
                                                                      ------------    ------------
                                                                        17,149,561      15,499,795
Income (loss) before income taxes, minority interest
         and equity in affiliate loss                                      230,637        (408,100)

Income tax provision                                                       156,887          90,617
                                                                      ------------    ------------

Income (loss) before minority interest and equity in affiliate loss         73,750        (498,717)

Minority interest in income (loss) of consolidated subsidiaries             57,905        (129,108)

Equity in affiliate loss                                                   (41,155)             --
                                                                      ------------    ------------


Net loss                                                              $    (25,310)   $   (369,609)
                                                                      ============    ============

        Loss per share:
                 Basic                                                    $.---           $(.06)
                                                                          =====           ======
                 Diluted                                                  $.---           $(.06)
                                                                          =====           ======

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
                                                     ==========    ==========

Earnings (Loss) Per Share


     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2001 or for the same period of the preceding year as a result of exercise prices and the net loss, since to include them would be anti-dilutive. Potentially dilutive securities included 820,000 July 2000 options, 475,000 February 2000 options, 150,000 January 2000 options, 5,000 May 1998 options, 35,000 June 1997 options, and 809,000 April 1995 options during such periods as these were outstanding until their expiration in April 2000.

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


     Medical product sales revenues decreased approximately $191,000 (48%) for the three months ended March 31, 2001 compared to the same period of the preceding year largely due to decreased sales of the principal product of this division which resulted from reductions in government purchases and foreign competition. Management is attempting to be more competitive in lancet sales through overseas purchases, with the Company having ceased in-house production of lancets at the end of the first quarter of 2001 in an effort to improve profit margins, and expansion of its customer base. The Medical Products Division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that these efforts will be successful.


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


     Equity in affiliate loss represents equity in the loss of DCA's Ohio affiliate, in which DCA has a 40% ownership interest. This dialysis center commenced operations in February 2001 and is still in the developmental stage.



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

                                       MEDICORE, INC.


                                       By: /s/ Daniel R. Ouzts
                                         ---------------------------------------
                                         DANIEL R. OUZTS, Vice President/
                                         Finance, Controller and Principal
                                         Accounting Officer


Dated:  May 25, 2001