Form 10-K/A
period 2000-12-31
MEDICORE INC
filed 2001-06-01
CIK 8643

s==============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 3)


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

Item 8.  Financial Statements and Supplementary Data

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
                                                              ------=====      ===========



                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE       TREASURY
                                                                INCOME (LOSS)         STOCK          TOTAL
                                                                -------------         -----          -----
   Balance December 31, 1997                                     $   144,085    $   (16,790)       $16,077,258
   Comprehensive income:
      Net income
      Foreign currency translation adjustments                        11,671
      Unrealized loss on marketable securities:
      Unrealized holding loss arising during period, net of          (45,009)

   tax
   Comprehensive income                                                                                 65,083

   Exercise of subsidiary stock options                                                               (150,756)
   Repurchase of stock by subsidiary                                                                    78,696
   Subsidiary advance toward acquisition price guarantee                                              (785,792)
   Subsidiary acquisition price adjustment                                                             251,600
   Subsidiary acquisition of minority interest                                                          23,386
   Consultant stock options                                                                             12,806
   Repurchase of 133,200 common shares                                             (204,589)          (204,589)
                                                              --------------       --------      --------------
   Balance December 31, 1998                                         110,747       (221,379)        15,367,692
   Comprehensive (loss) income:
      Net loss
      Foreign currency translation adjustments                       (55,048)
      Unrealized loss on marketable securities:
      Unrealized holding gain arising during period, net of
   tax

      Less reclassification adjustments, net of tax, for gain included in net (loss) income

      Unrealized holding loss, net of reclassification              (127,238)

   Comprehensive loss                                                                                 (795,343)

   Consultant stock options                                                                             24,360
   Exercise of subsidiary stock options                                                                (53,205)
   Subsidiary stock option issuances                                                                   104,040
   Conversion of Techdyne note                                                                           7,363
   Sale of subsidiary minority interest                                                                  2,693
   Settlement subsidiary acquisition price guarantee                                                  (366,987)
   Repurchase of 8,000 common shares                                                 (8,166)            (8,166)
   Cancellation of treasury shares                                                  229,545
                                                              --------------        -------
                                                                                                           ---
   Balance December 31, 1999                                         (71,539)           ---         14,282,447
   Comprehensive loss
   Net loss
   Foreign currency translation adjustments                          (84,013)
   Unrealized loss on marketable securities:
   Unrealized holding loss arising during period, net of tax
   Less reclassification adjustments, net of tax,
   for shares written off                                             (2,966)

   Comprehensive loss                                                                                 (493,413)

   Finders fee stock option expense                                                                     69,000
   Stock option expense                                                                                 70,500
   Adjustment for subsidiary minority capital contribution                                             123,817
   Exercise of subsidiary stock options                                                               (602,055)
   Repurchase of stock by subsidiary                                                                    76,435
   Stock option exercises                                                                                7,140
                                                                   ==========   ============       ===========
   Balance December 31, 2000                                       $(158,518)   $        ---       $13,533,871
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
                                                          ======

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


         Unrealized holding gains, which amounted to $4,783, less deferred taxes of $1,817 at December 31, 1999, were included separately as a component of accumulated other comprehensive loss included in stockholders' equity. Proceeds from sales of securities were approximately $292,000 and $253,000 with gains of approximately $263,000 and $13,000 for the years ended December 31, 1999 and 1998, respectively. Due to other than temporary declines in their value, marketable securities with a total cost of approximately $42,000 were written off during the fourth quarter of 2000. These securities, including approximately $5,000 of securities purchased in 1999 and approximately $37,000 purchased during 2000, consisted of several technology startup stocks.


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

BUSINESS SEGMENT REVENUES

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
Electro-Mechanical

     External                                                  $ 52,766,512    $ 48,359,292    $ 44,755,164
     Intersegment Sales                                                  --          23,468         171,567
Medical Products                                                  1,112,490       1,119,179       1,335,128
Medical Services                                                  9,247,101       5,865,571       4,003,935
New Technology                                                      185,836              --              --
Corporate                                                           457,839         539,066         310,713
Elimination of corporate rental charges
     to electro-mechanical manufacturing                           (128,630)        (93,907)        (93,444)
Elimination of corporate rental charges
     to medical products                                             (7,320)             --              --
Elimination of corporate interest charge
     to electro-mechanical                                          (30,979)       (143,086)       (156,197)
Elimination of medical services interest
    charge to new technology                                       (185,836)             --              --
Elimination of corporate interest charge
     to medical services                                                 --              --          (5,878)
Elimination of medical services
     interest charge to corporate                                   (13,450)         (1,697)           (892)
Elimination of electro-mechanical
     manufacturing sales to medical products                             --         (23,468)       (171,567)
                                                               ------------    ------------    ------------
                                                               $ 63,403,563    $ 55,644,418    $ 50,148,529
                                                               ============    ============    ============
BUSINESS SEGMENT (LOSS) PROFIT

Electro-Mechanical                                             $    655,570    $    653,139    $    924,924
Medical Products                                                   (284,380)       (192,644)        (87,818)
Medical Services                                                   (379,198)       (960,821)       (441,010)
New Technology                                                      (69,000)             --              --
Corporate                                                          (166,721)       (141,052)       (424,629)
                                                               ------------    ------------    ------------
                                                               $   (243,729)   $   (641,378)   $    (28,533)
                                                               ============    ============    ============
BUSINESS SEGMENT ASSETS

Electro-Mechanical                                             $ 27,875,785    $ 26,760,202    $ 23,767,144
Medical Products                                                    899,650         723,204         667,955
Medical Services                                                 11,177,382       9,035,947       9,348,924
New Technology                                                    2,385,836              --              --
Corporate                                                         1,889,881       2,202,517       2,699,982
Elimination of electro-mechanical trade receivable
     from medical products                                               --          (6,763)        (53,050)
Elimination of medical services advance receivable
     from corporate                                                (414,339)       (105,142)       (120,865)
Elimination of medical services notes receivable
     from new technology                                         (2,200,000)             --              --
Elimination of medical services accrued interest
     from new technology                                           (185,836)             --              --
                                                               ------------    ------------    ------------
                                                               $ 41,428,359    $ 38,609,965    $ 36,310,090
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

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report, Form 10-K/A#3, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEDICORE, INC.



                                          By /s/ THOMAS K. LANGBEIN
                                             -----------------------------------
                                             THOMAS K. LANGBEIN, Chairman
                                             of the Board of Directors, Chief
                                             Executive Officer and President
June 1, 2001