Form 10-Q
period 2001-06-30
MEDICORE INC
filed 2001-08-14
CIK 8643

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

Yes [X] or No [ ]

Common Stock Outstanding

         Common Stock, $.01 par value - 6,700,540 shares as of July 31, 2001.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX



PART I  --  FINANCIAL INFORMATION
------      ---------------------


         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2001 and June 30, 2000 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2000.

         2) Consolidated Condensed Balance Sheets as of June 30, 2001 and December 31, 2000.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         --------------


PART II --  OTHER INFORMATION
-------     -----------------

Item 4.  Submission of matter to a Vote of Security Holders
-------  --------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

     Item 1.  Financial Statements
     -------  --------------------

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                ----------------------------    ----------------------------
                                                                    2001            2000            2001            2000
                                                                    ----            ----            ----            ----
Revenues:
   Sales:
        Product sales                                           $    203,937    $    252,311    $    412,680    $    652,205
        Medical service revenues                                   4,299,145       2,073,719       8,095,294       3,765,229
                                                                ------------    ------------    ------------    ------------
             Total sales                                           4,503,082       2,326,030       8,507,974       4,417,434
   Gain on subsidiary warrants exercise                                   --           4,970              --         251,330
   Other income                                                      179,442         176,963         341,778         310,880
                                                                ------------    ------------    ------------    ------------
                                                                   4,682,524       2,507,963       8,849,752       4,979,644
Cost and expenses:
   Cost of sales:
        Cost of product sales                                        379,874         233,410         538,345         561,769
        Cost of medical services                                   2,803,140       1,320,529       5,263,499       2,450,837
                                                                ------------    ------------    ------------    ------------
             Total cost of sales                                   3,183,014       1,553,939       5,801,844       3,012,606
   Selling, general and administrative expenses                    2,679,278       1,153,829       4,010,684       2,284,489
   Provision for doubtful accounts                                   122,190          58,399         196,083         101,930
   Interest expense                                                   63,765          23,881         108,328          42,356
                                                                ------------    ------------    ------------    ------------
                                                                   6,048,247       2,790,048      10,116,939       5,441,381
Loss from continuing operations before income
        taxes, minority interest and equity in affiliate loss     (1,365,723)       (282,085)     (1,267,187)       (461,737)

Income tax (benefit) provision                                      (826,697)         25,990        (808,876)        136,303
                                                                ------------    ------------    ------------    ------------

Loss from continuing operations before
        minority interest and equity in affiliate loss              (539,026)       (308,075)       (458,311)       (598,040)

Minority interest in income (loss) of
        consolidated subsidiaries                                     69,001         (25,175)        126,680         (98,418)

Equity in affiliate loss                                              (5,236)             --         (46,391)             --
                                                                ------------    ------------    ------------    ------------

Net loss from continuing operations                                 (613,263)       (282,900)       (631,382)       (499,622)

Discontinued operations:
Loss from operations of electro-mechanical manufacturing
        operations, net of applicable income tax (benefit)
        provision of $(114,000) and $25,000 in 2001
        and $62,000 and $80,000 in 2000                             (955,623)        (33,015)       (962,814)       (185,902)
Gain on disposal of electro-mechanical manufacturing
        operations, net of applicable income taxes of
        $1,600,000 in 2001                                         2,605,175              --       2,605,175              --
                                                                ------------    ------------    ------------    ------------

Net income (loss)                                               $  1,036,289    $   (315,915)   $  1,010,979    $   (685,524)
                                                                ============    ============    ============    ============

Earnings (loss) per share:
   Basic                                                        $        .18    $       (.06)   $        .18    $       (.12)
                                                                ============    ============    ============    ============
   Diluted                                                      $        .18    $       (.06)   $        .18    $       (.12)
                                                                ============    ============    ============    ============


See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30,     December 31,
                                                                       2001          2000(A)
                                                                   ------------   ------------
                               ASSETS                               (Unaudited)
Current assets:
  Cash and cash equivalents                                        $ 11,078,057   $  1,464,543
  Accounts receivable, less allowances of
    $438,000 at June 30, 2001 and $452,000 at December 31, 2000       2,881,278      9,612,264
  Note receivable                                                     2,000,000      2,200,000
  Loan receivable from Techdyne                                         189,330             --
  Inventories, less allowance for obsolescence of
    $175,000 at June 30, 2001 and $798,000 at December 31, 2000         816,229     11,165,131
  Prepaid expenses and other current assets                             565,474      1,199,846
  Deferred tax asset                                                    175,366        673,463
                                                                   ------------   ------------
              Total current assets                                   17,705,734     26,315,247

Property and equipment:
  Land and improvements                                               1,027,108      1,205,908
  Building and building improvements                                  3,119,410      3,797,877
  Equipment and furniture                                             3,497,501     11,729,212
  Leasehold improvements                                              1,876,132      2,367,835
                                                                   ------------   ------------
                                                                      9,520,151     19,100,832
  Less accumulated depreciation and amortization                      3,141,189      7,760,067
                                                                   ------------   ------------
                                                                      6,378,962     11,340,765
Receivable from sale of Techdyne                                      2,500,000             --
Deferred expenses and other assets                                      412,052        177,327
Costs in excess of net tangible assets acquired,
  less accumulated amortization of $137,000 at June 30, 2001
  and $932,000 at December 31, 2000                                      54,796      3,595,020
                                                                   ------------   ------------
                                                                   $ 27,051,544   $ 41,428,359
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    479,872   $  4,914,570
  Accrued expenses and other current liabilities                      1,757,053      2,697,523
  Current portion of long-term debt                                     383,436      1,150,079
  Income taxes payable                                                2,108,291        180,884
                                                                   ------------   ------------
              Total current liabilities                               4,728,652      8,943,056

Long-term debt                                                        2,615,126     10,354,734
Deferred income taxes                                                   677,788      2,251,388
Minority interest in subsidiaries                                     3,102,078      6,345,310

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
    6,700,540 shares issued and outstanding at June 30, 2001;
    5,710,540 shares issued and outstanding at December 31, 2000         67,005         57,105
  Capital in excess of par value                                     12,920,469     11,705,837
  Retained earnings                                                   2,940,426      1,929,447
  Accumulated other comprehensive loss                                       --       (158,518)
                                                                   ------------   ------------
              Total stockholders' equity                             15,927,900     13,533,871
                                                                   ------------   ------------
                                                                   $ 27,051,544   $ 41,428,359
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

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      -----------------------------
                                                                          2001            2000
                                                                          ----            ----
Operating activities:
   Net income (loss)                                                  $  1,010,979    $   (685,524)
   Adjustments to reconcile net (income) loss to net cash used in operating activities:
         Depreciation                                                    1,073,553         946,483
         Amortization                                                       96,375         108,089
         Bad debt expense                                                  300,083         101,930
         Provision for inventory obsolescence                              349,805         239,950
         Minority interest                                                (254,637)       (164,654)
         Gain on sale of Techdyne                                       (2,605,175)             --
         Equity in affiliate losses                                         46,391              --
         Consultant stock options expense                                       --          16,553
         Finder's fee stock options expense                                     --          64,500
         Gain on subsidiary warrants exercise                                   --        (251,330)
         Stock and option compensation                                   1,032,550          96,750
         Subsidiary forgiveness of stock option notes                      207,825              --
         Deferred income taxes                                                  --          95,506
         Increase (decrease) relating to operating activities from:
            Accounts receivable                                           (454,312)       (287,313)
            Inventories                                                    784,495      (1,022,927)
            Prepaid expenses and other current assets                     (231,734)       (243,149)
            Accounts payable                                            (1,379,647)        128,824
            Accrued expenses and other current liabilities                 274,663         342,243
            Income taxes payable                                          (914,417)        (55,281)
                                                                      ------------    ------------
               Net cash used in operating activities                      (663,203)       (569,350)

Investing activities:
   Additions to property and equipment, net of minor disposals            (445,010)      1,202,338
   Net proceeds from sale of Techdyne                                    9,852,114              --
   Addition to notes receivable                                                 --      (2,000,000)
   Collection on notes receivable                                          200,000              --
   Investment in affiliate                                                (152,810)             --
   Decrease in loan to medical director practice                             5,000              --
   Deferred expenses and other assets                                      (20,787)          4,425
   Subsidiary acquisition payments                                              --        (395,806)
   Sale of minority interest in subsidiaries                                    --         206,000
   Purchase of marketable securities                                            --         (37,580)
                                                                      ------------    ------------
      Net cash provided by (used in) investing activities                9,438,507      (3,425,299)

Financing activities:
   Line of credit net borrowings                                           507,292       1,041,169
   Payments on short-term bank borrowings                                       --         (30,024)
   Proceeds from long-term borrowings                                      787,500         150,000
   Payments on long-term borrowings                                       (413,782)       (375,083)
   Repurchase of stock by subsidiaries                                     (63,396)             --
   Exercise of stock options and warrants                                       --         739,168
   Deferred financing costs                                                (11,882)           (407)
                                                                      ------------    ------------
      Net cash provided by financing activities                            805,732       1,524,823
Effect of exchange rate fluctuations on cash                                32,478          26,369
                                                                      ------------    ------------
Increase (decrease) in cash and cash equivalents                         9,613,514      (2,443,457)
Cash and cash equivalents at beginning of year                           1,464,543       4,151,150
                                                                      ------------    ------------
Cash and cash equivalents at end of period                            $ 11,078,057    $  1,707,693
                                                                      ============    ============


See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1--Summary of Significant Accounting Policies

Consolidation

         The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 61.6% owned subsidiary, Dialysis Corporation of America ("DCA") and its subsidiaries. On June 27, 2001, the Company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc. ("Techdyne") to Simclar International Limited ("Simclar"). All material intercompany accounts and transactions have been eliminated in consolidation. Techdyne's results of operations are shown as discontinued operations in the Consolidated Condensed Statement of Operations, requiring reclassification of amounts related to Techdyne. See Note 12.

Inventories

         Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. At December 31, 2000, inventories included those of Techdyne and its subsidiaries Lytton and Techdyne (Europe) for which the cost of finished goods and work in process consisted of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 12.

         Inventories are comprised of the following:

                                                        June 30,    December 31,
                                                          2001          2000
                                                      -----------   -----------
         Electronic and mechanical components, net:
            Finished goods                            $        --   $   658,966
            Work in process                                    --     2,586,900
            Raw materials and supplies                         --     6,937,268
                                                      -----------   -----------
                                                               --    10,183,134
         Medical supplies                                 816,229       981,997
                                                      -----------   -----------
                                                      $   816,229   $11,165,131
                                                      ===========   ===========

Accrued Expenses and Other Current Liabilities

         At December 31, 2000 accrued expenses and other current liabilities included those of Techdyne and its subsidiaries Lytton and Techdyne (Europe). The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 12.

         Accrued expenses and other current liabilities is comprised as follows:

                                               June 30,        December 31,
                                                 2001              2000
                                             ------------      ------------
         Accrued compensation                $    561,458      $    761,174
         Other                                  1,195,595         1,936,349
                                             ------------      ------------
                                             $  1,757,053      $  2,697,523
                                             ============      ============

Other Income

                                                        Three Months Ended    Six Months Ended
                                                             June 30,              June 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                         ----       ----       ----       ----
         Other income is comprised as follows:
         Interest income                               $ 59,752   $ 82,649   $129,641   $139,832
         Interest income from discontinued operation      3,321      7,427      7,997     14,406
         Rental income                                   41,540     39,814     83,085     78,306
         Rental income from discontinued operation       37,500     35,670     73,170     57,290
         Other                                           37,329     11,403     47,885     21,046
                                                       --------   --------   --------   --------
                                                       $179,442   $176,963   $341,778   $310,880
                                                       ========   ========   ========   ========

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

Earnings (Loss) Per Share

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months and six months ended June 30, 2001 or for the same period of the preceding year as a result of exercise prices, and for 2000 the net loss, since to include them would be anti-dilutive. Potentially dilutive securities included 820,000 July 2000 options, of which 115,000 were exercised in June 2001, 475,000 February 2000 options, 150,000 January 2000 options, 5,000 May 1998 options (expired May 15, 2001), 35,000 June 1997 options, and 809,000 April 1995 options during such periods as these were outstanding until their expiration in April 2000. See Note 5.

         Following is a reconciliation of amounts used in the basic and diluted computations:

                                         Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                      ------------------------    ------------------------
                                          2001          2000          2001         2000
                                          ----          ----          ----         ----
         Net income (loss)            $ 1,039,289   $ (315,915)   $ 1,010,979   $ (685,524)
                                      ===========   ==========    ===========   ==========

         Weighted average shares        5,749,958    5,710,540      5,729,866    5,709,458
                                      ===========   ==========    ===========   ==========

         Earnings (loss) per share:
         Basic                        $       .18   $     (.06)   $       .18   $     (.12)
                                      ===========   ==========    ===========   ==========
         Diluted                      $       .18   $     (.06)   $       .18   $     (.12)
                                      ===========   ==========    ===========   ==========

Sale of Stock By Subsidiaries

         The Company follows an accounting policy of recognizing income on sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 8.

Comprehensive Income (Loss)

         Comprehensive loss consists of net income (loss), foreign currency translation adjustments and for 2000 an unrealized holding loss on marketable securities. Foreign currency translation adjustments related to Techdyne (Europe), a subsidiary of Techdyne. The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 12. Below is a detail of comprehensive loss for the three months and six months ended June 30, 2001 and June 30, 2000:

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                           --------------------------    --------------------------
                                                               2001           2000           2001           2000
                                                               ----           ----           ----           ----
         Net income (loss)                                 $ 1,036,289    $  (315,915)   $ 1,010,979    $  (685,524)
         Other comprehensive income (loss):
         Foreign currency translation adjustments                  (54)       (63,364)       (39,416)       (68,927)
         Reclassification adjustment foreign currency
           translation adjustments upon sale of subsidiary     197,937             --        197,934             --
         Unrealized loss on marketable securities:
         Unrealized holding loss arising during
           period, net of tax                                       --        (30,514)            --        (18,218)
                                                           -----------    -----------    -----------    -----------
         Total other comprehensive income (loss)               197,883        (93,878)       158,518        (87,145)
                                                           -----------    -----------    -----------    -----------
         Comprehensive income (loss)                       $ 1,234,172    $  (409,793)   $ 1,169,497    $  (772,669)
                                                           ===========    ===========    ===========    ===========

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1--Summary of Significant Accounting Policies--(Continued)

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

         In December, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). In March 2000 the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44) effective July 1, 2000. The Company was previously in compliance with both SAB 101 and FIN 44; accordingly, these pronouncements have no effect on its consolidated results of operations, financial position, or cash flows.

Reclassifications

         The Statement of Operations has been reclassified to reflect the operations of Techdyne as discontinued operations due to the Company's sale of its interest in Techdyne in June 2001. See Consolidation above and Note 12.

NOTE 2--Interim Adjustments

         The financial summaries for the three months and six months ended June 30, 2001 and June 30, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2000.

NOTE 3--Long-Term Debt

         Long-term debt at December 31, 2000 included Techdyne and its subsidiaries, Lytton and Techdyne (Europe). The Company sold its interest in Techdyne in June 2001. See Notes 1 and 12.

         In February 2000, Techdyne refinanced its line of credit and term loans through the same bank which handles Lytton's financing. One credit facility was a $4,500,000 three year committed line of credit facility maturing February, 2003 with interest payable monthly at prime minus 1/4% and an option to fix the rate for up to 180 days at LIBOR plus 2.50%. This line of credit had an outstanding balance of approximately $3,883,000 at December 31, 2000. The bank also extended a $1,000,000 five year term loan maturing February 2005 with the same interest rate as for the line of credit. This term loan had an outstanding balance of approximately $833,000 at December 31, 2000. The loans were secured by the business assets of Techdyne and were cross-collateralized with the debt of Lytton. The refinancing represents a non-cash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows" (FAS 95).

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3--Long-Term Debt--(Continued)

         In conjunction with Techdyne's refinancing, the bank amended the terms of the Lytton line of credit and term loan and equipment loan agreements to make Lytton's line of credit a three year committed facility and to amend the interest rates on Lytton's line of credit, term loan and equipment loan agreements to coincide with those of Techdyne's loan agreements.

         Lytton had a $3,000,000 three year committed line of credit facility maturing February 2003 with interest payable monthly at prime minus 1/4%. There was an outstanding balance on this loan of approximately $2,786,000 at December 31, 2000. Lytton had a $1,400,000 installment loan with interest at prime minus 1/4% and monthly payments of $20,333 plus interest payable in 60 monthly installments having commenced August 1, 1999 with the final installment due June 30, 2004. The balance outstanding on this loan was approximately $1,028,000 at December 31, 2000. Lytton also had a $500,000 equipment loan agreement with the same bank payable through February, 2003 with interest at prime minus 1/4%. This loan had an outstanding balance of $150,000 at December 31, 2000. All of these bank loans were secured by the business assets of Lytton and all have an option to fix the rate for up to 180 days at LIBOR plus 2.50%.

         Lytton had an equipment loan at an annual interest rate of 5.5% maturing in April 2002 with monthly payments of principal and interest of $4,298. This loan had a balance of approximately $66,000 at December 31, 2000, and was secured by equipment.

         In July 1994, Techdyne (Europe) purchased the facility housing its operations obtaining a 15 year mortgage which had a U.S. dollar equivalency of approximately $414,000 at December 31, 2000 based on exchange rates in effect at that date.

         In conjunction with its purchase of the Company's 71.3% interest in Techdyne, Simclar stated it will attempt to refinance all of Techdyne's long-term debt, as well as Techdyne's loan payable to the Company within 60 days from June 27, 2001, the closing date of its purchase of Medicore's interest in the company. See Notes 1 and 12.

         The Company's medical products division has a $350,000 line of credit with a local Florida bank, with a maturity of April 22, 2001 with interest at prime plus 1% payable monthly. This line of credit is secured by the accounts receivable and inventory of the Company's medical products division and had an outstanding balance of approximately $200,000 at June 30, 2001 and $217,000 at December 31, 2000. This loan has been renewed through July 22, 2001.

         In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $77,000 and $93,000 at June 30, 2001 and December 31, 2000, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $97,000 and $117,000 at June 30, 2001 and December 31, 2000, respectively.

         DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 31, 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding balance of $700,000 at June 30, 2001 and December 31, 2000.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3--Long-Term Debt--(Continued)

         DCA has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2005. Additional financing of $73,000 and $34,000 during the six months ended June 30, 2001 and June 30, 2000, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,119,000 and $1,140,000 at June 30, 2001 and December 31, 2000, respectively.

         In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the Company. The remaining principal balance under this mortgage amounted to approximately $784,000 at June 30, 2001.

         The prime rate was 6.75% as of June 30, 2001 and 9.50% as of December 31, 2000.

         Interest payments on long-term debt amounted to approximately $222,000 and $463,000 for the three months and six months ended June 30, 2001 and $208,000 and $373,000 for the same periods of the preceding year.

NOTE 4--Income Taxes

         DCA files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. The Company sold its interest in Techdyne in June 2001. Techdyne filed separate federal and state income tax returns with its income tax liability reflected on a separate return basis for periods during which it was included in the Company's financial statements. See Notes 1 and 12.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Unrealized gains and losses on marketable securities for sale are presented net of deferred taxes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

         As a result of the Company's sale of its interest in Techdyne, in addition to $1,600,000 income tax expense recorded on the gain of $4,200,000 recorded for financial reporting purposes, deferred taxes of $1,312,000 have been reclassified to income taxes payable. These taxes result from income tax expense previously recorded on gains recognized for financial reporting purposes, but not for tax purposes, as a result of Techdyne stock offerings. See Notes 1 and 12.

         Continuing operations reflects a tax benefit of $827,000 and $809,000 for the three months and six months ended June 30, 2001, resulting from utilization of operating loss carryforwards and current operating losses to offset a portion of the gain on the sale of the Company's interest in Techdyne. See Notes 1 and 12.

         The Company had income tax expense of approximately $26,000 and $136,000 for the three months and six months ended June 30, 2000, which included for the preceding year deferred taxes of $2,000 and $96,000 on DCA warrant exercises. See Note 9.

         Income tax payments were approximately $214,000 and $217,000 for the three months and six months ended June 30, 2001 and $10,000 and $188,000 for the same periods of the preceding year.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 5--Stock Options

         The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options under its 1989 plan, of which 3,000 were exercised at $2.38 in March 2000 for a total of $7,140 proceeds, with 3,000 cancelled and 803,000 options having expired at April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. These options remain outstanding at June 30, 2001. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan of which 705,000 options remain outstanding at June 30, 2001. In June 2001, 115,000 options were exercised with cash for the par value and the balance due on the exercise price forgiven resulting in an expense of approximately $158,000. The options are exercisable at $1.38, the market price on the date of grant. In June 2001, the Company issued 875,000 shares of stock as compensation to officers and directors resulting in an expense of $875,000.

         On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 175,000 non-qualified and 300,000 incentive stock options which Plan was approved by shareholders on May 24, 2000, prior to which the options were restricted from exercise. The options are exercisable for three years at $3.25 and remain outstanding at June 30, 2001. The Company recorded an expense of approximately $71,000 on 75,000 of these options in May 2000.

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

         In May 1994, Techdyne adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in May 1994, the board of directors granted 227,500 options to certain of its officers, directors, and employees. These options were exercisable for a period of five years at $1 per share. On June 30, 1998, 115,000 of these options were exercised, and on May 10, 1999, 50,000 of the remaining options were exercised. Techdyne received cash payment of the par value which amounted to $1,650 and the balance in three year promissory notes with interest at 5.16% for the June 1998 exercises and 4.49% for the May 1999 exercises. In June 2001, Techdyne forgave the remaining balance of $158,400 on the promissory notes on the May 1994 options and related accrued interest of $21,883 resulting in an expense of $180,283 which is reflected in the loss from discontinued operations.

         On February 27, 1995 Techdyne granted non-qualified stock options, not part of the 1994 Plan, to directors of Techdyne and its subsidiary for 142,500 shares exercisable at $1.75 per share for five years. In April 1995, Techdyne granted a non-qualified stock option for 10,000 shares, not part of the 1994 Plan, to its general counsel at the same price and terms as the directors' options. On February 25, 2000, 145,000 of these options were exercised. Techdyne received cash payment of the par value amounting to $1,450 and the balance in three year promissory notes with interest at 6.19%. In June 2001, Techdyne forgave $49,425 of the promissory notes relating to the February and April 1995 options and related accrued interest of $4,098 resulting in an expense of $53,523 which is reflected in the loss from discontinued operations.

         On June 10, 1998, DCA's board of directors granted an option under the now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 5--Stock Options--Continued

         In April 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. DCA recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. On January 2, 2001, DCA's board of directors granted to DCA's president a five-year option for 165,000 shares exercisable at $1.25 per share with 33,000 options vested January 2001 and 33,000 options vesting each January 1 for the next four years.

         In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, which agreement terminated in August, 1998, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share of which options for 5,000 shares vested and which options expired on May 14, 2001.

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

NOTE 6--Commitments and Contingencies

         Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of June 30, 2001.

         Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months and six months ended June 30, 2001 amounted to approximately $19,000 and $41,000, with such expense amounting to approximately $31,000 and $54,000 for the same periods of the preceding year with the Company's expense of $2,000 and $5,000 for the three months and six months ended June 30, 2001 and $2,000 and $3,000 for the same periods of the preceding year reflected in continuing operations and the balance for Techdyne and Lytton reflected in discontinued operations. Subsequent to the sale of its interest in Techdyne in June 2001, the Company remains as a participating employer in this multi-employer plan. See Notes 1 and 12.

         Lytton, included in discontinued operations, leases its operating facilities from an entity owned by Lytton Crossley, a director of Techdyne and the former President of Lytton, and his wife, Lytton's former owner. The lease expires July 31, 2002, and requires annual lease payments of approximately $218,000 adjusted each year based upon the Consumer Price Index. During the six months ended June 30, 2001, approximately $115,000 was paid under the lease compared to approximately $112,000 paid for the same period of the preceding year. See notes 1 and 12.

NOTE 7--Business Segment Data

         The following summarizes information about the Company's three business segments, dialysis treatment centers (medical services), medical products, and new technology. The medical products and new technology divisions have been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets include unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price. The Company sold its interest in Techdyne in June 2001 for which the operating results have been reclassified as discontinued operations. See Notes 1 and 12.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 7--Business Segment Data--Continued

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                           --------------------------    --------------------------
                                                               2001           2000           2001           2000
                                                               ----           ----           ----           ----
         BUSINESS SEGMENT REVENUES
         Medical products                                  $   203,935    $   252,425    $   412,695    $   652,319
         Medical services                                    4,439,354      2,206,807      8,359,420      3,997,171
         New technology                                         52,273         49,863        106,520         77,123
         Corporate                                              45,946         53,269         90,628        337,450
         Elimination of corporate rental charges
            to medical products                                     --         (1,830)        (1,830)        (3,660)
         Elimination of medical services interest charge
            to new technology                                  (54,861)       (49,863)      (109,108)       (77,123)
         Elimination of medical services
            interest charge to corporate                        (4,123)        (2,708)        (8,573)        (3,636)
                                                           -----------    -----------    -----------    -----------
                                                           $ 4,682,524    $ 2,507,963    $ 8,849,752    $ 4,979,644
                                                           ===========    ===========    ===========    ===========
         BUSINESS SEGMENT PROFIT (LOSS)

         Medical products                                  $  (278,858)   $   (99,735)   $  (333,177)   $  (141,679)
         Medical services                                      169,495        (23,011)       378,433       (235,200)
         New technology                                             --             --             --        (64,500)
         Corporate                                          (1,256,360)      (159,339)    (1,312,443)       (20,358)
                                                           -----------    -----------    -----------    -----------
                                                           $(1,365,723)   $  (282,085)   $(1,267,187)   $  (461,737)
                                                           ===========    ===========    ===========    ===========

NOTE 8--Acquisition

         On July 31, 1997, Techdyne acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,500,000 cash, paid at closing, and issuance of 300,000 shares of Techdyne's common stock. Techdyne guaranteed that the seller would realize a minimum of $2,400,000 from the sale of these shares of common stock based on Lytton having achieved certain earnings objectives. Amortization of the purchase price in excess of the fair value of net assets acquired was over twenty five years. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999 and April 1998, respectively, based on sales levels. As the contingencies were resolved, additional consideration due, was recorded as goodwill, with amortization over the remainder of the initial 25 year life of the goodwill. The Lytton goodwill, which had a remaining unamortized balance of $3,072,000 at December 31, 2000, is no longer reflected in the Company's consolidated balance sheet subsequent to the Company's sale of its interest in Techdyne in June 2001. See Notes 1 and 12.

NOTE 9--Subsidiary Stock Offerings

         Pursuant to a 1998 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining outstanding warrants expired. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through their expiration, April 16, 2001, with the underlying warrants being substantially identical to the public warrants except that they were exercisable at $5.40 per share. The underwriters' options expired unexercised.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 10--Investment

         On January 27, 2000, the Company acquired a 6% interest, with an option to acquire an additional 2%, in Linux Global Partners ("LGP"), a holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. In March 2000, the Company exercised an option to acquire an additional 2% interest in LGP in conjunction with which it loaned LGP an additional $500,000. The Company's investment of $120 in LGP is accounted for at cost. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Company loaned an additional $200,000 to LGP at an annual interest rate of 10% originally scheduled to mature in 30 days with the maturity having been extended. The Company borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as the Company's loans to LGP. Interest on the notes amounted to approximately $52,000 and $106,000 for the three months and six months ended June 30, 2001 and $50,000 and $77,000 for the same periods of the preceding year. Interest receivable on the notes from LGP amounted to approximately $181,000 at June 30, 2001 and $186,000 at December 31, 2000 and is included in prepaid expense and other current assets. To assist LGP in achieving its long-term investment objectives, the Company agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. The Company transferred 100,000 of these shares to DCA in consideration for that subsidiary's extension of the loan to the Company. Additionally, LGP agreed to repay all monies owed to the Company prior to any other use of its private placement proceeds if Medicore chooses not to convert the loans. On May 14, 2001, LGP repaid the $200,000 August 2000 loan plus $15,500 accrued interest. The Company made payment of $215,500 to DCA. In June 2001, LGP paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the Company repaid DCA the remaining outstanding loan of $2,000,000 and accrued interest of $279,000. LGP is in the process of a private placement and the Company has agreed to further extend the loans to give LGP an opportunity to complete the placement. On August 2, 2001, the Company entered into an Extension Agreement with LGP extending the maturity date of the loans to the earlier of the termination or completion of LGP's proposed private placement or November 2, 2001, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement.

         The Company issued options to purchase 150,000 shares of its common stock to MainStreet and two of its officers as a finder's fee in conjunction with the Company's investment in LGP and recorded an expense of approximately $69,000 on these options in January 2000.

NOTE 11--Cessation of Scotland Manufacturing Operations

         As a result of continuing operating losses, in the second quarter of 2001, Techdyne decided to discontinue the manufacturing operations of its European subsidiary, Techdyne (Europe) Limited. In May 2001, Techdyne (Europe) entered into a management agreement with Simclar pursuant to which Simclar manufactures products for Techdyne (Europe) and assists in management coordination. As of June 30, 2001, Techdyne had incurred costs of approximately $225,000, primarily from post-employment benefits, as a result of its discontinuing of its European manufacturing operations. See Notes 1 and 12.

NOTE 12--Sale of Techdyne Interest

         On April 6, 2001, the Company entered into an agreement with Simclar to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000, with an earn-out consisting of 3% of consolidated Techdyne sales, net of returns, allowances and bad debts for the three fiscal years commencing January 1, 2001 with a $5,000,000 maximum and $2,500,000 minimum earn-out. The earn-out is payable in cash by March 31 of each year for the earn-out period just ended. The sale was subject to approval by the Company's shareholders' which was obtained at the Company's annual shareholders' meeting on June 27, 2001, with the sale to Simclar closing that same day. See Note 1.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 12--Sale of Techdyne Interest--Continued

         The pro forma consolidated condensed financial information presented below reflects the sale of the Company's interest in Techdyne as if it had occurred as of January 1, 2000. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company to Techdyne and which were included in the actual results of operations of Techdyne. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

         The summary pro forma information, which excludes the gain on the sale, is not necessarily representative of what the Company's results of operations would have been if the sale had actually occurred as of January 1, 2000 and may not be indicative of the Company's operating results for any future periods.


                          SUMMARY PRO FORMA INFORMATION

                                Three Months Ended               Six Months Ended
                                     June 30,                        June 30,
                           ----------------------------    ----------------------------
                               2001            2000            2001            2000
                               ----            ----            ----            ----
         Total revenues    $  4,679,000    $  2,501,000    $  8,842,000    $  4,965,000
                           ============    ============    ============    ============

         Net loss          $ (1,596,000)   $   (380,000)   $ (1,708,000)   $   (694,000)
                           ============    ============    ============    ============

         Loss per share:
            Basic          $       (.28)   $       (.07)   $       (.30)   $       (.12)
                           ============    ============    ============    ============
            Diluted        $       (.28)   $       (.07)   $       (.30)   $       (.12)
                           ============    ============    ============    ============

         The Company recorded a pre-tax gain on the sale of its interest in Techdyne of approximately $4,200,000, after estimated costs of $200,000, including the $2,500,000 minimum earn-out, with estimated income taxes of approximately $1,600,000.

         The Consolidated Condensed Statement of Operations reflects as discontinued operations the results of operations of Techdyne, net of applicable taxes, and the gain on disposal of Techdyne, net of applicable taxes. Certain reclassifications have been made to prior period amounts in accordance with this presentation.

         The Company provided certain financial and administrative services to Techdyne under a service agreement. Subsequent to the Company's sale of its 71.3% ownership interest in Techdyne to Simclar on June 27, 2001, the Company continued to provide services under the agreement through July 15, 2001, the effective date of cancellation of the agreement, for additional consideration of $15,000.

         The loan receivable from Techdyne on the balance sheet amounted to approximately $189,000 at June 30, 2001 with interest at 5.7%. Simclar agreed to attempt to refinance Techdyne's long-term debt and the loan payable to the Company within 60 days from the closing date of its purchase of the Company's interest in Techdyne. In the event that suitable financing is not available, Simclar, the Company and Techdyne will agree on a date by which Techdyne will repay the loan in full. It is anticipated that the loan will be repaid within one year; therefore the loan has been reflected as a current at June 30, 2001. See Notes 1, 3, and 9.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Information

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of the Company, the nature of the medical products and new technology divisions in which we are engaged, the character and development of the dialysis industry in which our public subsidiary, DCA, is engaged, our business strategies and plans for future operations, our needs for sources of funding for expansion opportunities and construction, expenditures and costs, and similar matters that are not historical facts. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our registration statement, Form S-3, as filed with the Securities and Exchange Commission ("Commission") (effective May 15, 1997) and the registration statement of our subsidiary, DCA Form S-3 (effective July 1, 1999) as amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

         Essential to the profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by HCFA. The level of DCA's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in rate cuts. Operating costs in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

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

         Our venture into new technology is uncertain and competitive. We initiated this segment in early 2000 with our investment and financing of LGP, a private company involved with investments in Linux operating systems and software companies. LGP remains in its initial and development stage, and although it has recently established a new Canadian company, Xandros Linux Desktop, in conjunction with Corel Corporation from which it acquired Corel's Linux Desktop Operating System which it intends to develop as LGP's first commercial product, Linux software systems require development, financing and are subject to uncertainties as to market acceptance, reliability, and other risks associated with new technologies.

Results of Operations

         Consolidated revenues, after reclassification of discontinued operations due to our sale of Techdyne on June 27, 2001, increased by approximately $2,175,000 (87%) and $3,870,000 (78%) for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. Sales revenues increased by approximately $2,177,000 (94%) and $4,091,000 (93%) compared to the preceding year.

         Other income which is comprised of interest income, rental income and miscellaneous other income increased approximately $2,000 and $31,000 compared to the preceding year. Interest income decreases of approximately $27,000 and $17,000 for the three months and six months ended June 30, 2001 were more than offset by management fee income of $32,000 and $38,000 pursuant to a Management Services Agreement between DCA and its 40% owned Toledo, Ohio affiliate and increases of $2,000 and $16,000 in rental income from Techdyne. We recorded gains of approximately $5,000 and $251,000 related to DCA warrant exercises during the three months and six months ended June 30, 2000. See Notes 1, 9 and 12 to "Notes to Consolidated Condensed Financial Statements."

         Medical product sales revenues decreased approximately $48,000 (19%) and $240,000 (37%) for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year reflecting decreased sales of the principal product of this division as a result of the general downturn in the economy, and reductions in government purchases and foreign competition, and decreased sales of diabetic disposable products. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The Medical Products Division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

         Medical service revenues, representing the revenues of our Dialysis Division, DCA, increased approximately $2,225,000 (107%) and $4,330,000 (115%) for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $361,000 and $742,000, increased revenues of approximately $484,000 and $1,114,000 for our New Jersey centers, and revenues of approximately $1,380,000 and $2,474,000 for our new Georgia centers in Valdosta and Homerville, which commenced operations in November 2000. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Cost of goods sold as a percentage of consolidated sales after reclassification of discontinued operations due to the Company's sale of Techdyne amounted to 71% and 68% for the three months and six months ended June 30, 2001 compared to 67% and 68% for the same periods of the preceding year. See Notes 1 and 12 to "Notes to Consolidated Condensed Financial Statements."

         Cost of goods sold for the Medical Products Division included a provision of $160,000 for obsolete and unusable inventory for the three months and six months ended June 30, 2001. Without this provision, cost of goods sold by the medical products division would have amounted to 107% and 92% for the three months and six months ended June 30, 2001 compared to 93% and 86% for the same periods of the preceding year with the changes resulting from a change in product mix, inefficiencies associated with the reduced sales level and costs associated with winding down the lancet manufacturing operations of this division to shift to overseas purchases of lancets.

         Cost of medical services sales as a percentage of sales remained relatively stable amounting to 65% for the three months and six months ended June 30, 2001 compared to 64% and 65% for the same periods of the preceding year.

         Selling, general and administrative expenses, after reclassification of discontinued operations due to the Company's sale of Techdyne, increased $1,525,000 and $1,726,000 for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. Included were $875,000 stock compensation for 875,000 shares issued to officers and directors, $158,000 from forgiveness of amounts due from exercise of stock options, and officer bonus compensation of $160,000. Without these items, selling, general and administrative expenses would have increased $332,000 and $533,000 for the three months and six months ended June 30, 2001.

This increase reflects operations of DCA's new dialysis centers, and the cost of additional support personnel for DCA. See Notes 1 and 12 to "Notes to Consolidated Condensed Financial Statements."

         Interest expense, after reclassification of discontinued operations due to the Company's sale of Techdyne, increased by approximately $40,000 and $66,000 for the three months and six months ended June 30, 2001 compared to the same period of the preceding year, primarily as a result of additional DCA equipment financing agreements, DCA's Vineland loan and DCA's April 2001 Georgia mortgage. See Notes 1 and 12 to "Notes to Consolidated Condensed Financial Statements."

         A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 6.75% at June 30, 2001 and 9.50% at December 31, 2000.

         Equity in affiliate loss represents equity in the loss of DCA's Ohio affiliate, in which DCA has a 40% ownership interest. This dialysis center commenced operations in February 2001 and is still in the developmental stage.


Liquidity and Capital Resources

         Working capital totaled $12,977,000 at June 30, 2001, which reflects a decrease of $4,413,000 (25%) during the six months ended June 30, 2001. The decrease in working capital reflects the Company's sale of Techdyne whose working capital is not reflected in the Company's Consolidated Condensed Balance Sheet at June 30, 2001. The change in working capital included an increase in cash of $9,614,000 including net cash used in operating activities of $663,000, net cash provided by investing activities of $9,439,000 (including net proceeds from the sale of Techdyne of approximately $9,852,000, additions to property, plant and equipment of $445,000, investments in DCA's 40% owned Ohio affiliate of $153,000 and repayments by LGP of a $200,000 note) and net cash provided by financing activities of $806,000 (including net line of credit borrowings of $507,000, payments on long-term debt of $414,000, repurchases by DCA of its stock of approximately $63,000 and proceeds of DCA's new Georgia mortgage of approximately $788,000). See Notes 1 and 12 to "Notes to Consolidated Condensed Financial Statements."

         In the first quarter of 2000, we acquired an 8% interest in LGP, and from January 27, 2000 through August 9, 2000, we loaned LGP $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as our loans to LGP. Interest on the notes amounted to $52,000 and $106,000 for the three months and six months ended June 30, 2001 and $50,000 and $77,000 for the same periods of the preceding year. To assist LGP in achieving its long-term investment objectives, we agreed to extend the maturity of LGP notes from January 26, 2001 to June 30, 2001, for additional consideration consisting of 400,000 additional shares of LGP stock and the right to convert all or part of the loans into Convertible Preferred A shares of LGP under the same terms and conditions as a private placement of its securities in process by LGP. On May 14, 2001, LGP made a payment of $215,500 to us for the August, 2000 $200,000 principal balance and $15,500 accrued interest. We paid a like amount to DCA. In June 2000, LGP paid $100,000 toward the accrued interest due on the notes. In June 2001, we repaid DCA the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into an Extension Agreement with LGP extending the maturity date of the loans to the earlier of the termination or completion of LGP's proposed private placement or November 2, 2001, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

         On February 9, 2000, Techdyne entered into two credit facilities with The Provident Bank in Ohio for an aggregate borrowing of $5,500,000. This new financing replaced the line of credit and the three commercial loans with NationsBank of Florida and a smaller borrowing from another Florida bank. The new financing included a three-year revolving line of credit, renewable annually at the discretion of the bank, which credit line carried an interest rate of prime minus .25%, or at a fixed rate equal to the relevant quoted LIBOR rate plus 2.5%, at Techdyne's election, and a five-year term loan of $1,000,000 at the same interest rate as the revolving line of credit. The line of credit had an outstanding balance of approximately $3,883,000 at December 31, 2000, and the term loan had an outstanding balance of approximately $833,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Lytton had a $3,000,000 three year committed line of credit and a $1,400,000 term loan and a $500,000 equipment loan agreement. The line of credit originally for one year, was amended to a three-year term coinciding with the term of Techdyne's line of credit with the interest rates the same as provided to Techdyne in its credit facilities. The line of credit had a balance of approximately $2,786,000 at December 31, 2000. The term loan had a balance of approximately $833,000 at December 31, 2000. The equipment loan agreement had an outstanding balance of $150,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Lytton had an equipment loan maturing in April 2001 which had an outstanding balance of $66,000 at December 31, 2000. In July 1994, Techdyne (Europe) obtained a 15-year mortgage on its facility which had a U.S. dollar equivalency of $414,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         Long-term debt of Techdyne and its subsidiaries, Lytton and Techdyne (Europe) was included in the Company's long-term debt balances at December 31, 2000. As a result of the Company's sale of its interest in Techdyne as of June 27, 2001, Techdyne and its subsidiaries long-term debt is not reflected in the Company's long-term debt at June 30, 2001. See Notes 1 and 12 to "Notes to Consolidated Condensed Financial Statements."

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

         DCA has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $174,000 at June 30, 2001 and $210,000 at December 31, 2000. DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. This loan had an outstanding balance of $700,000 at June 30, 2001 and December 31, 2000. In April 2001, we obtained a $788,000 five-year mortgage on DCA's building in Valdosta, Georgia which had an outstanding principal balance of $784,000 at June 30, 2001. DCA has an equipment financing agreement for kidney dialysis machines for its facilities. DCA had outstanding balances under this agreement of $1,119,000 at June 30, 2001 and $1,140,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

         The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

         We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

         DCA opened its sixth center in Vineland, New Jersey in February, 2000, and its seventh and eighth centers in Georgia in November, 2000, and its ninth center in Fitzgerald, Georgia in August, 2001 (waiting for Medicare provider number to allow for full operations). A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001. DCA will be opening two new Georgia center, one in Fitzgerald and the other in Valdosta (our second Valdosta center) in the third quarter of 2001 and is in the planning stages for another Pennsylvania center.

         DCA needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of DCA's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide an immediate ongoing operation, which most likely would be generating income. DCA plans to expand its operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. DCA is presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that DCA will be successful in implementing our growth strategy or that financing will be available to support such expansion. A substantial portion of the proceeds from the sale of Techdyne are anticipated to be used for expansion of our dialysis operations. See Note 12 to "Notes to Consolidated Condensed Financial Statements."

Discontinued Operations

         The Company sold its 71.3% interest in Techdyne in June 2001. Accordingly, the results of operations of Techdyne, net of applicable taxes, and the Company's gain on disposal of Techdyne, net of applicable taxes, have been reflected as discontinued operations in the Company's Consolidated Condensed Statements of Operations with prior period amounts reclassified to conform to this presentation.

Inflation

         Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in our Medical Products Division by increasing selling prices when and where possible. In our Dialysis Division, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis medical service revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs.

                          PART II -- OTHER INFORMATION
                          ----------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Reference is made to our Current Report on Form 8-K filed July 11, 2001 for the complete results of the voting for the three matters submitted to shareholders, all of which were approved, including (i) the sale of our control interest (71.3%) of Techdyne, Inc. to Simclar International Limited, (ii) amendment of our Restated Articles of Incorporation increasing the number of board positions, and (iii) the election of three class 3 directors, Messrs. Thomas K. Langbein, Seymour Friend and Charles B. Waddell.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)      Exhibits

                  Part I Exhibits

                           None

                  Part II Exhibits

                           None

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2001.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.



                                       By /s/ DANIEL R. OUZTS
                                          --------------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Principal
                                          Accounting Officer


Dated: August 14, 2001