Form 10-Q
period 2001-09-30
MEDICORE INC
filed 2001-11-13
CIK 8643

FORM 10--Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-6906

                             MEDICORE, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Florida                                  59-0941551
---------------------------------------------           ------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

2337 West 76th Street, Hialeah, Florida                       33016
----------------------------------------                    ----------
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

Yes [X] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -  6,635,975 shares as of October 31, 2001.

                        MEDICORE, INC. AND SUBSIDIARIES

                                   INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and September 30, 2000 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2001 and September 30, 2000.

     2) Consolidated Condensed Balance Sheets as of September 30, 2001 and December 31, 2000.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2001.

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

                        MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                                ----           ----           ----          ----
Revenues:
  Sales:
   Product sales                            $   239,736    $   228,944    $   652,416    $   881,149
   Medical service revenues                   5,034,559      2,267,691     13,129,853      6,032,920
          Total sales                         5,274,295      2,496,635     13,782,269      6,914,069
  Gain on subsidiary warrants exercise              ---            ---            ---        251,330
  Other income                                  313,986        166,107        655,764        476,987
                                            -----------    -----------    -----------    -----------
                                              5,588,281      2,662,742     14,438,033      7,642,386

Cost and expenses:
  Cost of sales:
   Cost of product sales                        144,397        193,413        682,742        755,182
   Cost of medical services                   3,166,574      1,445,669      8,430,073      3,896,506
                                            -----------    -----------    -----------    -----------
          Total cost of sales                 3,310,971      1,639,082      9,112,815      4,651,688
  Selling, general and administrative
   Expenses                                   1,819,506      1,070,243      5,830,190      3,354,732
  Provision for doubtful accounts               180,552         43,738        376,635        145,668
  Interest expense                               56,313         22,628        164,641         64,984
                                            -----------    -----------    -----------    -----------
                                              5,367,342      2,775,691     15,484,281      8,217,072

Income (loss) from continuing operations
  before income taxes, minority interest
  and equity in affiliate loss                  220,939       (112,949)    (1,046,248)      (574,686)

Income tax (benefit) provision                  (48,929)        19,620       (857,805)       155,923
                                            -----------    -----------    -----------    -----------

Income (loss) from continuing operations
  before minority interest and equity in
  affiliate loss                                269,868       (132,569)      (188,443)      (730,609)

Minority interest in income (loss) of
  consolidated subsidiaries                      70,887           (610)       197,567        (99,028)

Equity in affiliate income (loss)                 4,738            ---        (41,653)           ---
                                            -----------    -----------    -----------    -----------

Net income (loss) from continuing
  operations                                    203,719       (131,959)      (427,663)      (631,581)

Discontinued operations:
Income (loss) from operations of electro-
  mechanical manufacturing operations, net
  of applicable income tax (benefit)
  provision of $25,000 in 2001 and
  $107,000 and $152,000 in 2000                    ---         149,401       (962,814)       (36,501)
Gain on disposal of electro-mechanical
  manufacturing operations, net of
  applicable income taxes of $1,600,000            ---             ---      2,605,175            ---
                                            -----------    -----------    -----------    -----------

Net income (loss)                           $   203,719    $    17,442    $ 1,214,698    $  (668,082)
                                            ===========    ===========    ===========    ===========

Earnings (loss) per share:
  Basic                                        $.03            $.--          $.20           $(.12)
                                               ====            ====          ====           =====
  Diluted                                      $.03            $.--          $.20           $(.12)
                                               ====            ====          ====           =====

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30, December 31,
                                                                               2001        2000(A)
                                                                          ------------  ------------
                                                                           (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                                               $ 9,935,975    $ 1,464,543
  Accounts receivable, less allowances of $474,000 at
   September 30, 2001 and $452,000 at December 31, 2000                     3,756,779      9,612,264
  Note receivable                                                           2,000,000      2,200,000
  Loan receivable from Techdyne                                               192,102            ---
  Inventories, less allowance for obsolescence of
   $175,000 at September 30, 2001 and $798,000 at December 31, 2000           889,678     11,165,131
  Prepaid expenses and other current assets                                   838,381      1,199,846
  Deferred tax asset                                                          175,366        673,463
                                                                          -----------    -----------
          Total current assets                                             17,788,281     26,315,247

Property and equipment:
  Land and improvements                                                     1,027,108      1,205,908
  Building and building improvements                                        3,126,336      3,797,877
  Equipment and furniture                                                   4,321,605     11,729,212
  Leasehold improvements                                                    2,153,830      2,367,835
                                                                          -----------    -----------
                                                                           10,628,879     19,100,832
  Less accumulated depreciation and amortization                            3,357,123      7,760,067
                                                                          -----------    -----------
                                                                            7,271,756     11,340,765
Receivable from sale of Techdyne                                            2,500,000            ---
Deferred expenses and other assets                                            354,114        177,327
Goodwill, less accumulated amortization of $932,000 at
  December 31, 2000                                                           523,140      3,595,020
                                                                          -----------    -----------
                                                                          $28,437,291    $41,428,359
                                                                          ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   956,309    $ 4,914,570
  Accrued expenses and other current liabilities                            2,226,486      2,697,523
  Current portion of long-term debt                                           363,731      1,150,079
  Income taxes payable                                                      2,034,726        180,884
                                                                          -----------    -----------
          Total current liabilities                                         5,581,252      8,943,056

Long-term debt                                                              3,011,739     10,354,734
Deferred income taxes                                                         677,788      2,251,388
Minority interest in subsidiaries                                           3,066,661      6,345,310

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
   6,664,775 shares issued and outstanding at September 30, 2001;
   5,710,540 shares issued and outstanding at December 31, 2000                66,647         57,105
  Capital in excess of par value                                           12,889,059     11,705,837
  Retained earnings                                                         3,144,145      1,929,447
  Accumulated other comprehensive loss                                            ---       (158,518)
                                                                          -----------    -----------
          Total stockholders' equity                                       16,099,851     13,533,871
                                                                          -----------    -----------
                                                                          $28,437,291    $41,428,359
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

                        MEDICORE, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          ---------------------------
                                                                               2001        2000
                                                                               ----        ----
Operating activities:
  Net income (loss)                                                       $ 1,214,698    $  (668,082)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation                                                            1,289,487      1,438,794
    Amortization                                                               99,862        164,455
    Bad debt expense                                                          480,634        145,668
    Provision for inventory obsolescence                                      349,805        361,626
    Writeoff of goodwill                                                       52,471            ---
    Minority interest                                                        (183,751)       (98,075)
    Gain on sale of Techdyne                                               (2,605,173)           ---
    Equity in affiliate losses                                                 41,654            ---
    Consultant stock options expense                                              ---         23,448
    Finder's fee stock options expense                                            ---         64,500
    Gain on subsidiary warrants exercise                                          ---       (251,330)
    Stock and option compensation                                           1,032,550         96,750
    Subsidiary forgiveness of stock option notes                              207,825            ---
    Deferred income taxes                                                         ---         95,506
    Increase (decrease) relating to operating activities from:
     Accounts receivable                                                   (1,443,021)      (385,729)
     Inventories                                                              711,046     (1,503,714)
     Prepaid expenses and other current assets                               (497,766)      (203,333)
     Accounts payable                                                        (903,210)      (968,246)
     Accrued expenses and other current liabilities                           472,579        277,695
     Income taxes payable                                                    (987,982)        10,215
     Loan receivable from Techdyne                                             (2,772)           ---
                                                                          -----------    -----------
          Net cash used in operating activities                              (671,064)    (1,399,852)
Investing activities:
  Additions to property and equipment, net of minor disposals              (1,090,738)    (1,706,467)
  Net proceeds from sale of Techdyne                                        9,852,114            ---
  Additions to notes receivable                                                   ---     (2,340,000)
  Collection on notes receivable                                              200,000            ---
  Investment in affiliate                                                    (170,227)           ---
  Loans to medical director practice                                          (20,332)           ---
  Deferred expenses and other assets                                          (20,378)       (43,206)
  Subsidiary acquisition payments                                                 ---       (395,806)
  Purchase of minority interest in subsidiary                                (300,000)           ---
  Sale of minority interest in subsidiaries                                       ---        206,000
  Purchase of marketable securities                                               ---        (37,580)
                                                                          -----------    -----------
          Net cash provided by (used in) investing activities               8,450,439     (4,317,059)
Financing activities:
  Line of credit net borrowings                                               493,292      1,791,481
  Payments on short-term bank borrowings                                          ---        (30,024)
  Proceeds from long-term borrowings                                          787,500        150,000
  Payments on long-term borrowings                                           (485,874)      (553,630)
  Repurchase of company stock                                                 (39,386)           ---
  Repurchase of stock by subsidiaries                                         (85,221)           ---
  Exercise of stock options and warrants                                        1,150        739,168
  Deferred financing costs                                                    (11,882)          (386)
                                                                          -----------    -----------
          Net cash provided by financing activities                           659,579      2,096,609
Effect of exchange rate fluctuations on cash                                   32,478          2,815
                                                                          -----------    -----------
Increase (decrease) in cash and cash equivalents                            8,471,432     (3,617,487)
Cash and cash equivalents at beginning of year                              1,464,543      4,151,150
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $ 9,935,975    $   533,663
                                                                          ===========    ===========

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Condensed Financial Statements include the accounts of Medicore, Inc., Medicore's 62% owned subsidiary, Dialysis Corporation of America ("DCA") and its subsidiaries. On June 27, 2001, the Company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc. ("Techdyne") to Simclar International Limited ("Simclar"). All material intercompany accounts and transactions have been eliminated in consolidation. Techdyne's results of operations are shown as discontinued operations in the Consolidated Condensed Statement of Operations, requiring reclassification of amounts related to Techdyne. See Note 10.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. At December 31, 2000, inventories included those of Techdyne and its subsidiaries Lytton and Techdyne (Europe) for which the cost of finished goods and work in process consisted of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 10.

     Inventories are comprised of the following:

                                                                          September 30, December 31,
                                                                               2001         2000
                                                                          ------------  ------------
     Electronic and mechanical components, net:
       Finished goods                                                     $       ---    $   658,966
       Work in process                                                            ---      2,586,900
       Raw materials and supplies                                                 ---      6,937,268
                                                                          -----------    -----------
                                                                                  ---     10,183,134
     Medical supplies                                                         889,678        981,997
                                                                          -----------    -----------
                                                                          $   889,678    $11,165,131
                                                                          ===========    ===========

Accrued Expenses and Other Current Liabilities

     At December 31, 2000 accrued expenses and other current liabilities included those of Techdyne and its subsidiaries Lytton and Techdyne (Europe). The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 10.

     Accrued expenses and other current liabilities is comprised as follows:

                                                                          September 30, December 31,
                                                                               2001         2000
                                                                          ------------  ------------
     Accrued compensation                                                 $   897,850    $   761,174
     Payable subsidiary minority interest acquisition (See Note 11)           300,000            ---
     Other                                                                  1,028,636      1,936,349
                                                                          -----------    -----------
                                                                          $ 2,226,486    $ 2,697,523
                                                                          ===========    ===========

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Other Income

     Other income is comprised as follows:

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                                ----           ----           ----          ----
     Interest income                        $   171,298    $    73,012    $   300,939    $   212,844
     Interest income from discontinued
       operation                                    ---          8,020          7,997         22,426
     Rental income                               80,069         40,944        163,154        119,250
     Rental income from discontinued
       operation                                    ---         41,160         73,170         98,450
     Management fee income                       51,013            ---         89,261            ---
     Other                                       11,606          2,971         21,243         24,017
                                            -----------    -----------    -----------    -----------
                                            $   313,986    $   166,107    $   655,764    $   476,987

Earnings (Loss) Per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, using the treasury stock method and average market price. No potential dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 2001 or for the nine months ended September 30, 2000 as a result of exercise prices, and for 2000 the net loss, since to include them would be anti-dilutive. Potentially dilutive securities included 820,000 July 2000 options, of which 115,000 were exercised in June 2001, 475,000 February 2000 options, 150,000 January 2000 options, 5,000 May 1998 options (expired May 15, 2001), 35,000 June 1997 options, and 809,000 April 1995 options during such periods as these were outstanding until their expiration in April 2000. See Note 5.

      Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                                ----           ----           ----          ----
Net income (loss), numerator-basic
  computation                               $   203,719    $    17,442    $ 1,214,698    $  (668,082)
Adjustment due to subsidiaries' dilutive
  securities                                     (1,288)           ---         (1,253)           ---
                                            -----------    -----------    -----------    -----------
Net income (loss) as adjusted,
  numerator-diluted computation             $   202,431    $    17,442    $ 1,213,445    $  (668,082)
                                            ===========    ===========    ===========    ===========
Weighted average shares-denominator basic
  computation                                 6,697,540      5,710,540      6,055,672      5,709,821
Effect of dilutive securities:
Stock options                                       ---         20,131            ---            ---
                                            -----------    -----------    -----------    -----------
Weighted average shares, as adjusted-
  denominator diluted computation             6,697,540      5,730,671      6,055,672      5,709,821
                                            ===========    ===========    ===========    ===========
Earnings (loss) per share:
Basic                                          $.03           $.--           $.20           $(.12)
                                               ====           ====           ====           =====
Diluted                                        $.03           $.--           $.20           $(.12)
                                               ====           ====           ====           =====

Sale of Stock By Subsidiaries

     The Company follows an accounting policy of recognizing income on sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings. See Note 8.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and for 2000 an unrealized holding loss on marketable securities. Foreign currency translation adjustments relate to Techdyne (Europe), a subsidiary of Techdyne. The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 10. Below is a detail of comprehensive income (loss) for the three months and nine months ended September 30, 2001 and September 30, 2000:

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                                ----           ----           ----          ----
     Net income (loss)                      $  203,719     $   17,442     $1,214,698     $ (668,082)
     Other comprehensive income (loss):
     Foreign currency translation
      adjustments                                  ---        (18,333)       (39,416)       (87,260)
     Reclassification adjustment foreign
      currency translation adjustments
      upon sale of subsidiary                      ---            ---        197,934            ---
     Unrealized loss on marketable securities:
     Unrealized holding loss arising during
      period, net of tax                           ---         (2,323)           ---        (20,541)
                                            ----------     ----------     ----------     ----------
     Total other comprehensive income
      (loss)                                       ---        (20,656)       158,518       (107,801)
                                            ----------     ----------     ----------     ----------
     Comprehensive income (loss)            $  203,719     $   (3,214)    $1,373,216     $ (775,883)
                                            ==========     ==========     ==========     ==========

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, since the Company's remaining goodwill was acquired after June 30,2001 it will not be amortized but will be subject to impairment testing commencing in 2002. See "New Pronouncements" below.

     Goodwill at December 31, 2000 consisted of goodwill related to the Company's medical products division and Techdyne. The net remaining goodwill of approximately $52,000 related to the Company's medical products division was written off in September 2001 due to continuing operating losses of that division. The Company sold its interest in Techdyne in June 2001, accordingly, the remaining Lytton acquisition unamortized goodwill with a balance of approximately $3,072,000 at December 31, 2000 is no longer included in the Company's consolidated balance sheet. See Consolidation above and Note 10.

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. Since the Company does not presently utilize derivative financial instruments, the adoption of FAS 133 has had no effect on its results of operations, financial position or cash flows.

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

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     In July 2001, The FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had not effect on the Company's consolidated financial statements. Under
FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2002, the provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Pursuant to the provision so FAS 142, the goodwill resulting from DCA's acquisition of minority interest in August 2001 will not be amortized and will be subject to impairment testing provisions of FAS 142 commencing in 2002, prior to which it will be subject to the impairment provisions of Accounting Principles Board Opinion No. 17 "Intangible Assets", and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of.". See Note 11.

Reclassifications

     The Statement of Operations has been reclassified to reflect the operations of Techdyne as discontinued operations due to the Company's sale of its interest in Techdyne in June 2001. See Consolidation above and Note 10.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 2001 and September 30, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's latest annual report for the year ended December 31, 2000.

NOTE 3--Long-Term Debt

     The Company's medical products division has a $350,000 line of credit with a local Florida bank, which matured July 22, 2001 with interest at prime plus 1% payable monthly. This line of credit has been renewed through January 22, 2003. This line of credit is secured by the accounts receivable and inventory of the Company's medical products division and had an outstanding balance of approximately $186,000 at September 30, 2001 and $217,000 at December 31, 2000.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $69,000 and $93,000 at September 30, 2001 and December 31, 2000, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $87,000 and $117,000 at September 30, 2001 and December 31, 2000, respectively.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 3--Long-Term Debt--(Continued)

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 31, 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding balance of $700,000 at September 30, 2001 and December 31, 2000.

    DCA has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. Additional financing of $536,000 and $108,000 during the nine months ended September 30, 2001 and September 30, 2000, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,535,000 and $1,140,000 at September 30, 2001 and December 31, 2000, respectively.

     In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the Company. The remaining principal balance under this mortgage amounted to approximately $780,000 at September 30, 2001.

     Long-term debt at December 31, 2000 included Techdyne and its subsidiaries, Lytton and Techdyne (Europe). At December 31, 2000, Techdyne and Lytton had various cross-collateralized loans with the same bank. They had a combined amount of approximately $6,669,000 outstanding under three-year lines of credit maturing February 2003, $833,000 outstanding under a five-year term loan maturing February 2005, $1,028,000 outstanding under a five-year term loan maturing June 2004 and $150,000 outstanding under an equipment loan agreement maturing February 2003. In addition to these bank loans at December 31, 2000, Lytton had an equipment loan with an outstanding balance of $66,000 and Techdyne (Europe) had a 15-year mortgage originating in July 1994 with an outstanding balance of $414,000. The Company sold its interest in Techdyne in June 2001. In conjunction with its purchase of the Company's 71.3% interest in Techdyne, Simclar refinanced all of Techdyne's long-term debt, and Techdyne repaid its loan payable to the Company in October 2001. See Notes 1 and 10.

     The prime rate was 6% as of September 30, 2001 and 9.50% as of December 31, 2000.

     Interest payments on long-term debt amounted to approximately $78,000 and $541,000 for the three months and nine months ended September 30, 2001 and $239,000 and $612,000 for the same periods of the preceding year.

NOTE 4--Income Taxes

     DCA files separate federal and state income tax returns with its income tax liability reflected on a separate return basis. The Company sold its interest in Techdyne in June 2001. Techdyne filed separate federal and state income tax returns with its income tax liability reflected on a separate return basis for periods during which it was included in the Company's financial statements. See Notes 1 and 10.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 4--Income Taxes--(Continued)

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

     As a result of the Company's sale of its interest in Techdyne, in addition to $1,600,000 income tax expense recorded on the gain of $4,200,000 recorded for financial reporting purposes, deferred taxes of $1,312,000 have been reclassified to income taxes payable. These taxes result from income tax expense previously recorded on gains recognized for financial reporting purposes, but not for tax purposes, as a result of Techdyne stock offerings. See Notes 1 and 10.

     Continuing operations reflects a tax benefit of $49,000 and $858,000 for the three months and nine months ended September 30, 2001, resulting from utilization of operating loss carryforwards and current operating losses to offset a portion of the gain on the sale of the Company's interest in Techdyne. See Notes 1 and 10.

     The Company had income tax expense of approximately $20,000 and $156,000 for the three months and nine months ended September 30, 2000, which included deferred taxes of $96,000 on DCA warrant exercises for the nine months ended September 30, 2000. See Note 8.

     Income tax payments were approximately $21,000 and $238,000 for the three months and nine months ended September 30, 2001 and $4,000 and $192,000 for the same periods of the preceding year.

NOTE 5--Stock Options

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options under its 1989 plan, of which 3,000 were exercised at $2.38 in March 2000 for a total of $7,140 proceeds, with 3,000 cancelled and 803,000 options having expired at April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. These options remain outstanding at September 30, 2001. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the Company and its subsidiaries under the 1989 Plan of which 705,000 options remain outstanding at September 30, 2001. In June 2001, 115,000 options were exercised with cash for the par value and the balance due on the exercise price forgiven resulting in an expense of approximately $158,000. The options are exercisable at $1.38, the market price on the date of grant. In June 2001, the Company issued 875,000 shares of stock as compensation to officers and directors resulting in an expense of $875,000.

     On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 150,000 non-qualified and 325,000 incentive stock options which Plan was approved by shareholders on May 24, 2000, prior to which the options were restricted from exercise. The options are exercisable for three years at $3.25 and remain outstanding at September 30, 2001. The Company recorded an expense of approximately $71,000 on 75,000 of these options in May 2000.

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

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 5--Stock Options--(Continued)



     In June, 1998, DCA's board of directors granted an option under the now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In April, 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%.
On January 2, 2001, DCA's board of directors granted to DCA's president a five-year option for 165,000 shares exercisable at $1.25 per share with 33,000 options vesting January 2001 and 33,000 options vesting each January 1 for the next four years.

     In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, which agreement terminated in August, 1998, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share of which options for 5,000 shares vested and which options expired on May 14, 2001.

     In June, 2001, Techdyne forgave approximately $234,000 related to promissory notes from stock options exercises. Techdyne recorded approximately $7,000 and $23,000 expense related to consultant stock options during the three months and nine months ended September 30, 2000. As a result of the Company's sale of Techdyne in June 2001, these amounts are included in discontinued operations. See Notes 1 and 10.

     In January, 2000, the Company issued options to purchase 150,000 shares of its common stock to an entity and two of its then officers as a finder's fee in conjunction with the Company's investment in Linux Global Partners and recorded an expense of approximately $69,000 on these options. These options are exercisable at $3.00 per share through January 30, 2002. See Note 9.

NOTE 6--Commitments and Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 years of age requirement. DCA has made no contributions under this plan as of September 30, 2001.

     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense including that of the Company, Techdyne and Lytton for the three months and nine months ended September 30, 2001 (with Techdyne and Lytton included until June 27, 2001) amounted to approximately $2,000 and $44,000, with such expense amounting to approximately $13,000 and $67,000 for the same periods of the preceding year with the Company's expense of $2,000 and $7,000 for the three months and nine months ended September 30, 2001 and $2,000 and $5,000 for the same periods of the preceding year reflected in continuing operations and the balance for Techdyne and Lytton reflected in discontinued operations. Subsequent to the sale of its interest in Techdyne in June 2001, the Company remains as a participating employer in this multi-employer plan. See Notes 1 and 10.

NOTE 7--Business Segment Data

     The following summarizes information about the Company's three business segments, dialysis treatment centers (medical services), medical products and new technology. The medical products and new technology divisions have been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price. The Company sold its interest in Techdyne in June 2001 for which the operating results have been reclassified as discontinued operations and accordingly are not included in the business segment data below. See Notes 1 and 10.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 7--Business Segment Data--(Continued)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                                ----           ----           ----          ----
     BUSINESS SEGMENT REVENUES


     Medical products                       $   239,740    $   228,943    $   652,435    $   881,262
     Medical services                         5,148,585      2,391,747     13,508,005      6,388,918
     New technology                              79,255         53,261        185,775        130,384
     Corporate                                  123,901         48,061        214,529        385,511
     Elimination of corporate rental
      charges to medical products                   ---         (1,810)        (1,830)        (5,470)
     Elimination of medical services
      interest charge to new technology             ---        (53,261)      (109,108)      (130,384)
     Elimination of medical services
      interest charge to corporate               (3,200)        (4,199)       (11,773)        (7,835)
                                            -----------    -----------    -----------    -----------
                                            $ 5,588,281    $ 2,662,742    $14,438,033    $ 7,642,386
                                            ===========    ===========    ===========    ===========
     BUSINESS SEGMENT PROFIT (LOSS)
     Medical products                       $   (56,930)   $   (71,875)   $  (390,107)   $  (213,554)
     Medical services                           286,534         22,812        664,967       (212,388)
     New technology                              76,667            ---         76,667        (64,500)
     Corporate                                  (85,332)       (63,886)    (1,397,775)       (84,244)
                                            -----------    -----------    -----------    -----------
                                            $   220,939    $  (112,949)   $(1,046,248)   $  (574,686)

NOTE 8--Subsidiary Stock Offerings

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

     During the first half of 2000, approximately 170,000 DCA warrants were exercised with net proceeds to DCA of approximately $765,000. In accordance with its accounting policy, the Company recognized a gain of approximately $251,000 and deferred income taxes of approximately $96,000 related to DCA warrant exercises during the nine months ended September 30, 2000. See Note 1.

NOTE 9--Investment

     Over the period, January, March and August, 2000, the Company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners ("LGP"), a company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. During that period, the Company also acquired an 8% ownership interest in LGP. The Company's investment of $120 in LGP is accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001. The Company borrowed the funds for its financing of LGP from DCA under the same terms and at the same interest rate as its loan to LGP. Interest on the notes amounted to approximately $79,000 and

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 9-Investment--(Continued)

$185,000 for the three months and nine months ended September 30, 2001 and $53,000 and $130,000 for the same periods of the preceding year. Interest receivable on the notes from LGP amounted to approximately $256,000 at September 30, 2001 and $186,000 at December 31, 2000 and is included in prepaid expenses and other current assets. The Company agreed to extend the maturity of its notes receivable from LGP on several occasions, first to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. The Company transferred 100,000 of these shares to DCA in consideration for that subsidiary's extension of the loan to the Company. Additionally, LGP agreed to repay all monies owed to the Company prior to any other use of its private placement proceeds if the Company chose not to convert the loans. On May 14, 2001, LGP repaid the $200,000 August 2000 loan plus $15,500 accrued interest. The Company made payment of $215,500 to DCA. In June 2001, LGP paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the Company repaid DCA the remaining outstanding loan of $2,000,000 and accrued interest of $279,000. Further, on August 2, 2001, the Company entered into an Extension Agreement with LGP extending the maturity date of the loans pending completion of LGP's proposed private placement, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but no repayments.

NOTE 10--Sale of Techdyne Interest

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

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (Unaudited)

NOTE 10--Sale of Techdyne Interest--(Continued)

                         SUMMARY PRO FORMA INFORMATION

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                                ----           ----           ----          ----
     Total revenues
$ 5,588,000    $ 2,655,000    $14,438,000    $ 7,620,000
                                            ===========    ===========    ===========    ===========

     Net loss                                $(14,000)      $(230,000)    $(1,723,000)   $(924,000)
                                             =========      =========     ===========    =========

     Loss per share:
      Basic                                    $.--           $(.04)         $(.28)        $(.16)
                                               ====           =====          =====         =====
      Diluted                                  $.--           $(.04)         $(.28)        $(.16)
                                               ====           =====          =====         =====

     The Company recorded a pre-tax gain on the sale of its interest in Techdyne of approximately $4,200,000, including the $2,500,000 minimum earn-out after estimated costs of $200,000, with estimated income taxes of approximately $1,600,000.

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

     The loan receivable from Techdyne on the balance sheet amounted to approximately $192,000 at September 30, 2001 with interest at 5.7%. Simclar refinanced Techdyne's long-term debt and Techdyne repaid the loan payable to the Company in October 2001. See Notes 1 and 3.

NOTE 11--Acquisition of Minority Interest

     In August 2001, DCA acquired the 30% minority interest in DCA of So. Ga., LLC, for $600,000 with $300,000 paid in cash and $300,000 payable in August, 2002 with this liability included in accrued expenses and other current liabilities. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. DCA's decision to make this investment was based largely on the profitability of DCA of So. Ga. Subsequent to this acquisition, DCA of So. Ga. will continue to be included in the Company's and DCA's consolidated condensed statements of operations; however, minority interest in DCA of So. Ga.'s results of operations will not be recorded subsequent to DCA's acquisition of the minority interest. The party from which DCA acquired the minority interest has an agreement to act as medical director of another of DCA's subsidiaries. If this party should fail to satisfy the terms of the agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intuitions and beliefs with respect to the growth of our Company, the nature of the medical products and new technology divisions in which we are engaged, the character and development of the dialysis industry in which our public subsidiary, DCA, is engaged, our business strategies and plans for future operations, our needs for sources of funding for expansion opportunities and construction, expenditures and costs, and similar matters that are not historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels.
Words such as "anticipate," "estimate," "expects," "prospects," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance, identify forward-
looking statements.   Such forward-looking statements are subject to
substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our registration statement, Form S-3, as filed with the SEC (effective May 15, 1997) and the registration statement of our subsidiary, DCA Form S-3 (effective July 1, 1999) as amended and supplemented. We base our forward-looking statements on information currently available to us, and we assume no obligation to revise such statements to reflect events after the date made. Readers are cautioned not to place undue reliance on such forward-looking statements.

     Essential to the profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by CMS. The level of DCA's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in rate cuts. Operating costs in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by DCA. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the primary source of patients and are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller developing patient base.

     Our venture into new technology is uncertain and competitive. We initiated this segment in early 2000 with our investment and financing of LGP, a private company involved with investments in Linux operating systems and software companies and developing a Linux desktop software system. LGP remains in its initial and development stage. Linux software systems require development, financing and are subject to uncertainties as to market acceptance, reliability, and other risks associated with new technologies.


Results of Operations

     Consolidated revenues, after reclassification of discontinued operations due to our sale of Techdyne on June 27, 2001, increased by approximately $2,926,000 (110%) and $6,796,000 (89%) for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. Sales revenues increased by approximately $2,778,000 (111%) and $6,868,000 (99%) compared to the preceding year. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

     Other income which is comprised of interest income, rental income and miscellaneous other income increased approximately $148,000 and $179,000 compared to the preceding year. Interest income increased approximately $90,000 and $74,000 for the three months and nine months ended September 30, 2001 due to investment of the proceeds from the sale of Techdyne. Management fee income increased $51,000 and $89,000 for the three months and nine months ended September 30, 2001, compared to the same periods of the preceding year, with $36,000 and $74,000 of the increases related to a Management Services Agreement between DCA and its 40% owned Toledo, Ohio affiliate, and the remaining $15,000 increase in both periods resulting from Techdyne extending its service agreement with the Company until July 15, 2001. Rental income decreased by $2,000 for the three months ended September 30, 2001, but increased by $19,000 for the nine months ended September 30, 2001 compared to the same period of the preceding year with the increase for the nine month period largely due to increased rent income from Techdyne. We recorded a gain of approximately $251,000 related to DCA warrant exercises during the nine months ended September 30, 2000. See Notes 1, 8 and 10 to "Notes to Consolidated Condensed Financial Statements."

    Medical product sales revenues increased approximately $11,000 (5%) for the three months ended September 30, 2001, but decreased approximately $229,000 (26%) for the nine months ended September 30, 2001 compared to the same periods of the preceding year with the decrease for the nine months reflecting decreased sales of the principal product of this division as a result of the general downturn in the economy and reductions in government purchases and foreign competition, and decreased sales of diabetic disposable products. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The Medical Products Division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our Dialysis Division, DCA, increased approximately $2,767,000 (122%) and $7,097,000 (118%) for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $705,000 and $1,448,000, increased revenues of approximately $569,000 and $1,683,000 for our New Jersey centers, and revenues of approximately $1,493,000 and $3,966,000 for our new Georgia centers, the first of which commenced operations in November, 2000. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales after reclassification of discontinued operations due to the Company's sale of Techdyne amounted to 63% and 66% for the three months and nine months ended September 30, 2001 compared to 66% and 67% for the same periods of the preceding year. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

     Cost of goods sold for the Medical Products Division included a provision of $160,000 for obsolete and unusable inventory for the nine months ended September 30, 2001 with this provision occurring in the first half of the year. Without this provision, cost of goods sold by the medical products division would have amounted to 60% and 80% for the three months and nine months ended September 30, 2001 compared to 84% and 86% for the same periods of the preceding year. Changes in cost of goods sold for this division resulted from a change in product mix and a shift to overseas purchase of lancets.

     Cost of medical services sales as a percentage of sales remained relatively stable amounting to 63% and 64% for the three months and nine months ended September 30, 2001 compared to 64% and 65% for the same periods of the preceding year.

     Selling, general and administrative expenses, after reclassification of discontinued operations due to our sale of Techdyne, increased $749,000 and $2,475,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. Included in the first half of 2001 were $875,000 stock compensation for 875,000 shares issued to officers and directors, $158,000 from forgiveness of amounts due from exercise of stock options, and officer bonus compensation of $160,000.
Also included for the three months and nine months ended September 30, 2001 was a goodwill writeoff of $52,000 related to the Medical Supply Division due to continuing operating losses of this division. Without these items, selling, general and administrative expenses would have increased $697,000 and $1,230,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. This increase also reflects operations of DCA's new dialysis centers, and the cost of additional support personnel for DCA. See Notes 1 and 10 to "Notes to Consolidated condensed Financial Statements."

     Interest expense, after reclassification of discontinued operations due to our sale of Techdyne, increased by approximately $34,000 and $100,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year, primarily as a result of additional DCA equipment financing agreements, DCA's Vineland loan and DCA's April, 2001 Georgia mortgage. See Notes 1, 3 and 10 to "Notes to Consolidated Condensed Financial Statements."

     The prime rate was 6% at September 30, 2001 and 9.50% at December 31, 2000.

     Equity in affiliate loss represents equity in the loss incurred by DCA's Ohio affiliate, in which DCA has a 40% ownership interest. This dialysis center commenced operations in February, 2001, and is still in the developmental stage.


Liquidity and Capital Resources

     Working capital totaled $12,207,000 at September 30, 2001, which reflects a decrease of $5,165,000 (30%) during the nine months ended September 30, 2001. The decrease in working capital reflects our sale of Techdyne whose working capital, which totaled $12,443,000 at December 31, 2000, is not reflected in our Consolidated Condensed Balance Sheet at September 30, 2001. The change in working capital included an increase in cash of $8,471,000 including net cash used in operating activities of $671,000, net cash provided by investing activities of $8,450,000 (including net proceeds from the sale of Techdyne of approximately $9,852,000, additions to property, plant and equipment of $1,091,000, investments in DCA's 40% owned Ohio affiliate of $170,000, purchase of subsidiary minority interest of $300,000 and repayments by LGP of a $200,000 note) and net cash provided by financing activities of $660,000 (including net line of credit borrowings of $493,000, payments on long-term debt of $486,000, repurchase of stock of approximately $39,000, repurchases by DCA of its stock of approximately $85,000 and proceeds of DCA's new Georgia mortgage of approximately $788,000). See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

     During 2000, we acquired an 8% interest in LGP and loaned LGP $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from DCA with an annual interest rate of 10%, with the loans having the same terms as our loans to LGP. Interest on the notes amounted to $79,000 and $185,000 for the three months and nine months ended September 30, 2001 and $53,000 and $130,000 for the same periods of the preceding year. In May, 2001, LGP made a payment of $215,500 to us for the August, 2000 $200,000 principal balance and $15,500 accrued interest. We paid a like amount to DCA. In June, 2000, LGP paid $100,000 toward the accrued interest due on the notes. In June, 2001, we repaid DCA the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into an Extension Agreement with LGP extending the maturity date of the loans in consideration for additional LGP shares of common stock, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but not any repayments. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

     The Company repurchased and cancelled approximately 36,000 shares of its outstanding common stock at a cost of approximately $39,000 in the third quarter of 2001. DCA has repurchased and cancelled approximately 84,000 shares of its outstanding common stock at a cost of approximately $85,000 during the nine months ended September 30, 2001.

     DCA has mortgages with a Maryland bank on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $156,000 at September 30, 2001 and $210,000 at December 31, 2000. DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. This loan had an outstanding balance of $700,000 at September 30, 2001 and December 31, 2000. In April 2001, we obtained a $788,000 five-year mortgage on DCA's building in Valdosta, Georgia which had an outstanding principal balance of $780,000 at September 30, 2001. DCA has an equipment financing agreement for kidney dialysis machines for its facilities. DCA had outstanding balances under this agreement of $1,535,000 at September 30, 2001 and $1,140,000 at December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Long-term debt of Techdyne and its subsidiaries, Lytton and Techdyne (Europe) was included in the Company's long-term debt balances at December 31, 2000. As a result of the Company's sale of its interest in Techdyne as of June 27, 2001, Techdyne and its subsidiaries long-term debt is not reflected in the Company's long-term debt at June 30, 2001. See Notes 1, 3 and 10 to "Notes to Consolidated Condensed Financial Statements."

     The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

     We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

     DCA opened its ninth dialysis center in Fitzgerald, Georgia and its tenth center in Valdosta, Georgia (its second Valdosta center) both in August, 2001. DCA began construction of its eleventh dialysis center in Mechanicsburg, Pennsylvania in October, 2001. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001. DCA acquired the 30% minority interest in its DCA of So. Ga., LLC subsidiary in August, 2001 for $600,000 with $300,000 paid in cash and $300,000 payable in one year. See Notes 1 and 11 to "Notes to Consolidated Condensed Financial Statements."

     DCA needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of DCA's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide an immediate ongoing operation, which most likely would be generating income. DCA plans to expand its operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. DCA is constructing a new dialysis facility in Pennsylvania and is in the planning stages for construction of another facility in Ohio. DCA is also in different phases of negotiations for additional outpatient centers. DCA has recently entered into agreements with Omnicare to provide home dialysis support services to Omnicare's nursing home dialysis patients. No assurance can be given that DCA will be successful in implementing its growth strategy or that financing will be available to support such expansion. A substantial portion of the proceeds from the sale of Techdyne are anticipated to be used for expansion of our dialysis operations.


Discontinued Operations

     The Company sold its 71.3% interest in Techdyne in June 2001. Accordingly, the results of operations of Techdyne, net of applicable taxes, and the Company's gain on disposal of Techdyne, net of applicable taxes, have been reflected as discontinued operations in the Company's Consolidated Condensed Statements of Operations with prior period amounts reclassified to conform to this presentation. Costs of approximately $225,000 associated with Techdyne's discontinuation of its European manufacturing operations are included in the loss from discontinued operations. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."


New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 has had no effect on the Company's consolidated financial statements. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Other than expanded disclosures, FAS 141 has had no effect on the Company's consolidated financial statements. Pursuant to FAS 142, the goodwill arising after June 30, 2001, will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002. See Notes 1 and 11 to "Notes to Consolidated Condensed Financial Statements."


Inflation

     Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in our Medical Products Division by increasing selling prices when and where possible. In our Dialysis Division, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis medical service revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect DCA's and, accordingly, our future earnings.

                            PART II -- OTHER INFORMATION
                            ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

          None

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                          /s/  DANIEL R. OUZTS

                                       By:--------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Principal
                                          Accounting Officer

Dated:  November 13, 2001