Form 10-K
period 2001-12-31
MEDICORE INC
filed 2002-03-29
CIK 8643

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to __________
Commission file number 0-6906
                       ------

                                 MEDICORE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               59-0941551
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

2337 WEST 76TH STREET, HIALEAH, FLORIDA                        33016
----------------------------------------                    ------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 21, 2002 was approximately $6,551,000.

      As of March 21, 2002 the company had outstanding 6,600,275 shares of common stock.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE



      Part III incorporating information by reference from the Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on May 29, 2002.

      Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1997, 1998 and 1999 Part IV, Exhibits.

      Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the years ended December 31, 1996 to 2001, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business..........................................................  1

Item 2.    Properties........................................................ 24

Item 3.    Legal Proceedings................................................. 26

Item 4.    Submission of Matters to a Vote
           of Security Holders............................................... 26

                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters................................... 27

Item 6.    Selected Financial Data........................................... 27

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 28

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 35

Item 8.    Financial Statements and Supplementary Data....................... 35

Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure................... 35

                                    PART III

Item 10.   Directors and Executive Officers
           of the Registrant................................................. 36

Item 11.   Executive Compensation............................................ 37

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management.................................. 37

Item 13.  Certain Relationships and Related Transactions..................... 37

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 38

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

     The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of and future development of the dialysis industry in which our 62% owned public subsidiary, Dialysis Corporation of America, is engaged, anticipated revenues, our need for sources of funding for expansion, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not considered historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar import used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which the company undertakes no obligation to revise to reflect events after the date made.


ITEM 1.   BUSINESS

GENERAL



     Medicore, Inc., incorporated in Florida in 1961, has three business segments: (i) the medical products division which distributes medical supplies;
(ii) the operation of kidney dialysis centers through our 62% owned public subsidiary, Dialysis Corporation of America; and (iii) the investment in technology companies through our approximately 13% interest in Linux Global Partners (and in which Dialysis Corporation of America has an approximately 3% interest), a private speculative company attempting to develop and market a Linux desktop system and which invests in developing Linux software companies, to which company we loaned $2,200,000. See "Linux Division" and "Risk Factors" under this Item 1, "Business," Item 13, "Certain Relationships and Related Transactions," and Note 6 and Note 12 to "Notes to Consolidated Financial Statements." We sold our 71% owned public subsidiary, Techdyne, Inc., in June, 2001, subsequent to which we have no continuing operations as a contract manufacturer of electronic components. The dialysis operations are the most significant of our operations, accounting for approximately 91% of our sales revenues. Our investment in technology companies, currently limited to Linux Global Partners, has not generated any revenues other than interest income, and our medical products division accounts for approximately 4% of our sales revenues.


     Our executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Our telephone number in Florida is (305) 558-4000 and in New Jersey is (201) 288-8220.

     MEDICAL PRODUCTS

     We develop and distribute medical supplies, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. We additionally distribute a line of blood lancets used to draw blood for testing. The lancets are distributed under the names Producers of Quality Medical Disposables(TM), Lady Lite(TM), our brand name Lite Touch, or under a private label if requested by the customer. Medical devices are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance or a Premarket Approval Application. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed product. We received 510(k) clearance for our blood lancet line and insulin syringes, and for the sterile products. Our medical products are subject to continuing FDA oversight, including labeling, "good manufacturing practices," as defined in FDA regulations, and adverse event reporting, none of which adverse events have occurred to date. Although we hold three patents related to our lancets (see "Patents and Trade Names" below), and obtained required FDA approval relating to the production of lancets, we are no longer manufacturing these products. As of April 1, 2001, we commenced purchasing lancets from manufacturers in the Far East. Marketing of medical products is conducted by independent manufacturer representatives and our employees.


     DIALYSIS OPERATIONS

     Dialysis Corporation of America currently operates eleven outpatient dialysis facilities in Pennsylvania, New Jersey, Georgia and Ohio. It also provides acute dialysis services through contractual relationships with nine hospitals and medical centers. In addition, it provides homecare services through its wholly owned subsidiary, DCA Medical Services, Inc. Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff.

     General

     Dialysis Corporation of America's growth depends primarily on the availability of suitable dialysis centers for development or acquisition or development in appropriate and acceptable areas, and management's ability to develop new potential dialysis centers at costs within Dialysis Corporation of America's budget while competing with larger companies, some of which are public companies or divisions of public companies with much greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by our subsidiary. Two new dialysis facilities were opened in Georgia in 2001 and one dialysis center in the first quarter of 2002 in Pennsylvania. A center in Ohio, in which we have a 40% interest which we manage, opened in February, 2001. We are in the development stages for two new centers, one in Ohio and one in Maryland. We are completing the acquisition of a dialysis unit in Georgia, which should be operational in the second quarter of 2002.

     Dialysis Corporation of America's medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (47%, 51% and 50% of medical services revenues for 2001, 2000 and 1999, respectively); (ii) home peritoneal dialysis services, including method II services (3%, 6% and 9% of medical services revenues for 2001, 2000 and 1999, respectively);
(iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (15%, 10% and 10% of medical services revenues for 2001, 2000 and 1999, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells, since a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia (35%, 33% and 31% of medical services revenue for 2001, 2000 and 1999, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

     Essential to Dialysis Corporation of America's operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, Dialysis Corporation of America's operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals, and typically the rates are higher on a per treatment basis.

      Dialysis Industry

     Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, End Stage Renal Disease, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

     Based upon information published by the National Kidney Foundation, the number of ESRD patients requiring dialysis treatments in the United States is approximately 240,000, and continues to grow at a rate of approximately 7% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 3,600 dialysis facilities of which 260 are hospital-based, and the current annual cost of treating ESRD in the United States is approximately $18 billion.

          ESRD Treatment Options

     Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 86%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

     The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and at the same time the blood circulates through one chamber, a dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

     Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient's assistant, which usually encompasses four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to limitations on the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved over continuous ambulatory peritoneal dialysis.

     A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. Continuous ambulatory peritoneal dialysis utilizes dialysis solution infused manually into the patient's peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. Continuous cycling peritoneal dialysis is performed in a manner similar to continuous ambulatory peritoneal dialysis, but utilizes a mechanical device to cycle the dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

     The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

     Dialysis Corporation of America's Business Strategy

     Dialysis Corporation of America has 25 years' experience in developing and operating dialysis treatment facilities. Its first priority is to provide quality patient care. Dialysis Corporation of America intends to continue to establish alliances with physicians and hospitals, attempts to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care. Its smaller size allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

     Dialysis Corporation of America continues to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. Dialysis Corporation of America is in the development stages for two new centers, one in Ohio, and one in Maryland, and is anticipating completion of an acquisition of a dialysis unit in Georgia in the immediate future. In 2001 and through the first quarter of 2002, it has obtained five new acute inpatient dialysis services agreements with hospitals in Pennsylvania, Ohio, Georgia and New Jersey.

     We sold our controlling interest in Techdyne, Inc. in June, 2001 for $10,000,000 plus a three year earn-out which will amount to between $2,500,000 and $5,000,000. A substantial portion of our after tax proceeds from that sale are anticipated to be provided to Dialysis Corporation of America for expansion of its dialysis operations.

          Development and Acquisition of Facilities

     One of the primary elements in developing or acquiring facilities is locating an area with an existing patient base under the current treatment of a local nephrologist, since the facility is primarily going to serve such patients. Other considerations in evaluating development of a dialysis facility or a proposed acquisition are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity to the proposed center.

     Expansion is approached primarily through the development of Dialysis Corporation of America's own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but more costly means of growth. To construct and develop a new facility ready for operations takes an average of six to eight months, and 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility typically costs in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon the number of patients, and to a lesser extent, location, competition, nature of facility and negotiation. Dialysis Corporation of America has recently completed an agreement to acquire a dialysis unit in Georgia with approximately 18 dialysis stations. Assuming completion this acquisition, this center is expected to be operational in the second quarter of 2002. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.

          Inpatient Services

     Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by our facilities. The contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. In 2001, Dialysis Corporation of America entered into new acute inpatient dialysis services agreements with hospitals in New Jersey and Georgia, as did its 40% owned Ohio subsidiary.

     There is no certainty as to when any additional centers or service contracts will be implemented, or the number of dialysis stations or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that our company will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses and due to their having a smaller and slower developing patient base. See "Dialysis Corporation of America's Business Strategy," "Operations" and "Competition" of
Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Operations

          Location, Capacity and Use of Facilities

     Dialysis Corporation of America operates 11 outpatient dialysis facilities in Pennsylvania, New Jersey and Georgia, with a total designed capacity of 173 licensed stations. It has a 40% interest in an Ohio dialysis center which it operates in conjunction with the majority owner, which center has a total of 12 licensed dialysis centers.

     Dialysis Corporation of America also provides acute care inpatient dialysis services to nine hospitals in areas serviced by our dialysis facilities. Each dialysis facility provides training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 61,000 hemodialysis treatments in 2001.

     Management estimates that on average our centers were operating at approximately 60% of capacity as of December 31, 2001, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management of Dialysis Corporation of America believes it can increase the number of dialysis treatments at its centers without making additional capital expenditures.

          Operations of Dialysis Facilities

     Our dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Our facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

     Dialysis Corporation of America maintains a team of dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. These individuals supervise the patient's needs and treatments. See "Employees" below. Dialysis Corporation of America must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

     Our facilities also offer home dialysis, primarily continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. Training programs for continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis generally encompass two to three weeks at the dialysis facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the company.

          Inpatient Dialysis Services

     The company presently provides inpatient dialysis services to nine hospitals in New Jersey, Pennsylvania, Georgia and Ohio, under agreements either with the company or with one of our facilities in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

          Ancillary Services

     Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients.

          Physician Relationships

     An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home where the patient's nephrologist has an established practice.

     The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. The medical directors are typically a source of patients treated at the particular center served. The medical directors of four of our centers have acquired an ownership interest in the center they service ranging from 20% to 49%. Our Ohio affiliate is owned 60% by the physician. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and our medical directors treating patients at our facilities. See Item 1, "Business - Regulation - Dialysis Corporation of America."

     Agreements with medical directors typically range from a term of five years to ten years, with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed directly to government payment authorities on a direct basis by the treating physician and paid directly to the physician or the professional corporation.

     Dialysis Corporation of America's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility and Dialysis Corporation of America. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

          Quality Assurance

     Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements in the quality of care. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data, whether related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Our Vice President of Clinical Services, who is a certified nephrology nurse, oversees this program in addition to ensuring that the company meets federal and state compliance requirements for dialysis centers. See Item 1, "Business - Regulation - Dialysis Corporation of America."

          Patient Revenues

     A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, New Jersey, Georgia and Ohio, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

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

          Medicare Reimbursement

     Dialysis Corporation of America is reimbursed primarily by Medicare under a prospective reimbursement system for chronic dialysis services, and by third party payors including Medicaid and commercial insurance companies. Each of our dialysis facilities is certified to participate in the Medicare program. Under the Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by CMS governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications.

     Dialysis Corporation of America receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between approximately $121 and $135 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. An average ESRD reimbursement rate is approximately $124 per treatment for outpatient dialysis services.

     Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 26% of Dialysis Corporation of America's revenues in 2001 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement rate based upon patients' hematocrit levels. Except for the administration of EPO, other ancillary services are not significant sources of income. We routinely submit claims monthly and are usually paid by Medicare within 30 days of the submission.

     There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate would have a material adverse effect on Dialysis Corporation of America's and our business, revenues and net earnings.

          Medicaid Reimbursement

     Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD Medicaid provider in New Jersey, Pennsylvania and Georgia.


                                              Dialysis Corporation of America
                                            Sources of Medical Services Revenue
                                            -----------------------------------
                                                  Year Ended December 31,
                                                  -----------------------
                                                  2001               2000
                                                  ----               ----
Medicare                                           48%                59%
Medicaid and Comparable Programs                   11%                13%
Hospital inpatient dialysis services               15%                10%
Commercial and private payors                      26%                18%


          Management Services

     Dialysis Corporation of America has a management services agreement with each subsidiary and with DCA of Toledo, LLC, in which it holds a minority position, providing them with administrative and management services, including but not limited to providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of each particular facility.

     Potential Liability and Insurance

     Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although Dialysis Corporation of America has been involved in chronic and acute kidney dialysis services for approximately 25 years, that subsidiary has never been subject to any suit relating to its dialysis operations. We currently have general and umbrella liability insurance, as well as professional and products liability coverage. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against Dialysis Corporation of America in excess of our insurance coverage could have a material adverse effect upon Dialysis Corporation of America's and our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.


     LINUX DIVISION

     In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our only investment to date has been in Linux Global Partners, a private company in the development stage of its Linux desktop system and which invests in Linux-related software companies. We hold an approximately 13% interest in Linux Global Partners, and Dialysis Corporation of America holds an approximately 3% interest. During 2000, we loaned Linux Global Partners $2,200,000 at an annual rate of interest of 10%, which funds we borrowed from Dialysis Corporation of America. In May and June, 2001, we fully repaid this loan and accrued interest to Dialysis Corporation of America. Mr. Langbein, our Chairman of the Board, Chief Executive Officer and President, also holding such executive positions, other than President, with Dialysis Corporation of America, has been a director of Linux Global Partners since January, 2000. See Item 13, "Certain Relationships and Related Transactions."

     Linux is a free operating system, with its source code openly published, developed and improved over the years by a worldwide community of programmers. Linux has become an increasingly popular operating system posing a potential challenge to the current major operating systems, such as Microsoft's Windows NT and Sun Microsystems' Solaris, two of the leading operating systems used on server computers, the data-serving machines that are the engines of corporate networks and the Internet. In August, 2001, Linux Global Partners purchased Corel Corporation's Canadian Linux Business Division, which Linux Global Partners is operating through its subsidiary, Xandros, Inc. Corel, the world's second largest desktop software company, holds a 5% interest in that subsidiary. Xandros, building on Corel's $25 million in research and development of the Linux desktop system, has improved the system and has brought the Linux operating system and suite of applications for desktop computing to the first level of marketing by providing 1,000 Linux desktop systems to users for evaluation. Linux Global Partners believes its product will be ready for commercialization some time before the end of the third quarter of fiscal 2002. Linux Global Partners has been obtaining limited financing for its operations, and is in need of substantial capital to continue its development of the Linux desktop operating system and to bring the product to market. Although Linux Global Partners' management has been in discussions with a variety of very interested investors, some of whom have already provided funding to Linux Global Partners, there is no assurance such capital will be available or, if so, on favorable terms. We also recognize Linux Global Partners is subject to all the risks of a startup company, including the ability to continue operations to enable it to bring the Linux desktop system to market, whether its product will ever be brought to market, and, if so, whether it will be accepted, the extent of sales, its ability to generate revenues, and whether such revenues will be sufficient to reflect income, and the overall ability of management to operate and grow that company.

     Linux Global Partners also has a portfolio consisting of several companies that focus on the software capabilities of the Linux operating system. It holds ownership interests in those companies ranging from 6% to 90%. Some of its investments include Ximian (formerly Helix Code), which is involved in creating an applications suite, and maintains the GNOME graphical interface that ships with Red Hat, a Linux distribution; Code Weavers, a software development service and porting company; and Metro Link, involved in Linux graphics and the embedded sector. All of these companies are in the developmental stages, several with limited revenues, and their success remains speculative.

     We are holding Linux Global Partners' portfolio of investment as collateral for our loan to Linux Global Partners. Accrued interest on our loan was approximately $282,000 at December 31, 2001. The loan has been extended on various occasions, but we have been working with Linux Global Partners to enable them to raise sufficient capital to continue operations and be in a position to repay our loan. We were to receive $100,000 per month or 25% of the proceeds of Linux Global Partners' private financings, whichever first occurs, and until such repayment, Linux Global Partners has been and will continue to issue 50,000 shares of its common stock to us every month. See Item 1, "Business - Risk Factors - Investment in Technology Companies," Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 14 to "Notes to Consolidated Condensed Financial Statements."

     Thomas K. Langbein, our Chairman, CEO and President, has participated in certain financing negotiations, and has been advised by such potential investors that Linux Global Partners' technology is superior to most others in the desktop software segment. Accordingly, we have been encouraged that Linux Global Partners has a good possibility of obtaining the capital it currently needs. Assuming it is able to bring its Linux desktop system to market before the end of the third quarter of this year, Linux Global Partners may become a competitive force in Internet computer operating systems. We are hopeful that our investment in Linux Global Partners will supplement our operations and that Linux Global Partners will be in a position in the near future to repay its debt to us. There is no assurance that Linux Global Partners will be successful or will repay the debt, which would force us to foreclose on the collateral.

     Although we continue to evaluate new technologies, the economy and marketplace during 2001 and thus far in 2002 have not been friendly to many industries, particularly the technology sector. To date, we have not found or developed any other new technologies we believe were worthy of investment.


DISCONTINUED OPERATIONS

     We formerly were engaged as a contract manufacturer of electronic and electro-mechanical products, primarily for the data processing, telecommunications, instrumentation and food preparations equipment industries, accomplished through our 71% owned public subsidiary, Techdyne, Inc. We sold our 71% interest in Techdyne on June 27, 2001. Accordingly Techdyne is presented as a discontinued operation.


REGULATION

     Dialysis Corporation of America

     Dialysis Corporation of America is subject to extensive regulation, with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. Each of the dialysis facilities must be certified by CMS, and Dialysis Corporation of America must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. These requirements have been satisfied by each of Dialysis Corporation of America's dialysis facilities, and our record of compliance with federal, state and local governmental laws and regulations remains excellent. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Enforcement has become more stringent adding to compliance costs as well as potential sanctions. To date, none of Dialysis Corporation of America's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that Dialysis Corporation of America's business arrangements will not be the subject of a future investigation or prosecution by a federal or state governmental authority.

     Although management believes that Dialysis Corporation of America substantially complies with currently applicable state and federal laws and regulations and has never had any difficulty in maintaining its licenses or its Medicare and Medicaid and comparable authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on Dialysis Corporation of America's operations cannot be predicted. Any loss by of Dialysis Corporation of America's various certifications and approvals as a certified provider under the Medicare or Medicaid and comparable programs, or its licenses under the laws of any state or other governmental authority, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services would have a material adverse effect on Dialysis Corporation of America's business, and, in turn, ours.

     Fraud and Abuse

     Each year OIG publishes a general Work Plan. For the year 2002, OIG indicated it planned to concentrate, among other things, on utilization service patterns of beneficiaries and assess the medical necessity and accuracy of coding of selected categories of services provided outside the composite rate, Medicare payments for EPO, and method II billing, including the adequacy of CMS oversight and the impact on nursing home residents. Dialysis Corporation of America has reviewed the OIG 2002 Work Plan, and management believes it is and will make every effort to continue to be in compliance with applicable regulations to be addressed by OIG. Nevertheless, the continuous review of risk areas inherent to dialysis treatment and service, and maintenance of compliance programs is necessary. These programs focus on employee education concerning applicable billing rules, regulations and insurance carrier interpretations, as well as auditing medical records to ensure the medical necessity of services provided and billed.

     The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-Kickback Statute." The Anti-Kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. Included in the civil penalties is exclusion of the provider from participation in the Medicare and Medicaid programs. The language of the Anti-Kickback Statute has been construed broadly by the courts. Over the years, the federal government has published regulations that established exceptions, "safe harbors," to the Anti-Kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception and immunize the arrangement from prosecution, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

     As required by Medicare regulations, a medical director who is a licensed nephrologist or otherwise qualified physician supervises each of Dialysis Corporation of America's dialysis centers. The compensation of medical directors is fixed by a medical director agreement and reflects competitive factors in each respective location, and the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account the amount of referrals to the dialysis center. Four of Dialysis Corporation of America's outpatient dialysis centers are owned jointly between the company and a group of physicians, who hold a minority position. DCA's Ohio affiliate is majority-owned by a physician. These physicians also act as the medical director for those facilities. We attempt to structure arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our dialysis facilities. We believe that the value of the minority interest represented by subsidiaries' stock issued to physicians has been consistent with the fair market value of the cash consideration paid, assets transferred to, or services performed by such physicians for the subsidiary, and there is no intent to induce referrals to our facilities. See "Business - Physician Relationships" above. Certain states in which we operate have similar statutes to the federal anti-kickback laws limiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships Dialysis Corporation of America has with its medical directors who hold joint ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties. There are safe harbors for certain arrangements. However, these relationships with medical director ownership of a minority interest in a Dialysis Corporation of America facility satisfies many but not all of the criteria for the safe harbor, and there can be no assurance that these relationships will not be subject of investigation or prosecution by enforcement agencies. In an effort to further the position of adhering to the law, Dialysis Corporation of America has medical and corporate compliance plans and medical chart audits to confirm medical necessity of referrals.

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

     Stark II

     The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. If Stark II is applicable, the entity is prohibited from claiming reimbursement for such services under the Medicare or Medicaid and comparable programs, is liable for the amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per referral, and can be excluded from participation in the Medicare and Medicaid and comparable programs.

     HHS' regulations to Stark II recently became effective in January, 2002, primarily excluding from Stark II, services included in the ESRD composite rate. These regulations exclude from covered designated health services and referral prohibitions, EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from "inpatient hospital services" are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude

Dialysis Corporation of America inpatient hospital services agreements, since the hospitals to which it provides these services are not providing outpatient dialysis. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of "durable medical equipment." HHS is revisiting its regulations and intends to issue additional regulations to the Stark legislation. We are unable to predict the extent or nature of such revised and/or new HHS regulations, which may negatively impact Dialysis Corporation of America's operations or require it to restructure different aspects of its business.

     If the provisions of Stark II were found to apply to Dialysis Corporation of America's arrangements however, management believes that it would be in compliance. We compensate our nephrologist-physicians as medical directors of our dialysis centers pursuant to medical director agreements, which we believe are in compliance with Stark II. Non-affiliated physicians who send or treat their patients at any of Dialysis Corporation of America's facilities do not receive any compensation from the company. Medical directors of Dialysis Corporation of America's facilities, which hold a minority investment interest, may refer patients to hospitals with which Dialysis Corporation of America has an acute inpatient dialysis service arrangement. Stark II may be interpreted to apply to these types of interests. We believe that the contractual arrangements we have with hospitals for acute care inpatient dialysis services are in compliance with this exception. We believe that the language and legislative history of Stark II and phase I of final Stark II regulations indicate that Congress did not intend to include as designated health services dialysis services and the services and items provided incident to dialysis services.

     If CMS or any other government entity takes a contrary position in interpreting the Stark II final regulations or otherwise, Dialysis Corporation of America may be required to restructure certain existing compensation or investment agreements with its medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. If such were to be the case, it could adversely affect Dialysis Corporation of America's and our operations and future financial results.

     Health Insurance Reform Act

     Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to Dialysis Corporation of America for its services, or impose further regulation or restrictions on healthcare providers. Any new legislation or regulations may adversely affect Dialysis Corporation of America's and our business and operations, as well as our competitors.

     The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities, known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program, which is funded by the Medicare Hospital Insurance Trust Fund, will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud.

     As part of the administrative simplification provisions of HIPAA, final regulations governing electronic transactions relating to healthcare information were published by HHS. These regulations require a party transmitting or receiving healthcare transactions electronically to send and receive data in single format, rather than the different data formats currently used. This regulation applies to Dialysis Corporation of America's submissions and processing of healthcare claims. We are in the process of developing the single format transmission, which is required to be in place in October, 2003.

     HHS also published regulations relating to the exchange of healthcare information to comply with HIPAA privacy standards. HSS' privacy rules cover all individually identifiable health information covering healthcare providers and others. The regulations, which require organizations to comply no later than April 14, 2003, require covered entities to continually obligate business associates and employers to follow the privacy rules. The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient consent before using or disclosing protected healthcare information for heathcare, payment or other uses; (ii) respond to patient requests for access to their healthcare information; and (iii) develop policies and procedures with respect to uses and disclosures of protected healthcare information. HHS recently proposed changes to these privacy regulations to correct unintended consequences that threatened patient's access to quality health care. These proposals include, among others, removing consent requirements hindering access to care, clarifying oral communication restrictions by allowing doctors to discuss a patient's treatment with other doctors and professionals involved in their care, parental access to children's records, and prohibiting use of patients' records for marketing while allowing appropriate communications.

     Dialysis Corporation of America has developed and continues to refine its processing of patient healthcare information to comply with HHS' patient privacy regulations, to insure proper patient healthcare information protection. It is anticipated that these privacy regulations will be further amended and developed, which could require our company to spend additional effort and money toward compliance.

     HIPAA increases significantly the civil and criminal penalties for offenses related to healthcare fraud and abuse. The Attorney General is provided with a greatly expanded subpoena power under HIPAA to investigate fraudulent criminal activities, and federal prosecutors may utilize asset freezes, injunctive relief and forfeiture of proceeds to limit fraud during such an investigation.

     Although we believe we substantially comply with currently applicable state and federal laws and regulations and to date have not had any difficulty in maintaining our licenses and Medicare and Medicaid and comparable authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on our operations cannot be predicted. No assurance can be given that our activities will not be reviewed or challenged by regulatory authorities.

     Any loss by Dialysis Corporation of America of its various federal certifications, its approval as a certified provider under the Medicare or Medicaid and comparable programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services, would have a material adverse effect on Dialysis Corporation of America's and on our business.

     Environmental and Health Regulations

     Our dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of our waste is non-hazardous. CMS requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. We also follow OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies primarily responsible for compliance with such laws.

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

     Other Regulation

     There are also federal and state laws prohibiting anyone from presenting false claims or fraudulent information to obtain payments from Medicare, Medicaid and comparable programs and other third-party payors. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties under the False Claims Act. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. We believe we have the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. Such reports and requests are subject to a challenge under these laws.

     Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-Kickback Statute and Stark
II. We have no reason to believe that Dialysis Corporation of America is not in compliance with such state laws.


PATENTS AND TRADE NAMES

     We sell certain of our medical supplies and products under the trademark Medicore(TM). Certain of our lancets are marketed under the trademarks Providers of Quality Medical Disposables(TM) and Lady Lite(TM) and under the brand name Lite Touch.

     We do not rely on patents or trademarks in our medical products division. Rather, we place importance upon design, engineering, cost containment, quality and marketing skills to establish or maintain market position.


COMPETITION

     The medical supply operations are extremely competitive and we are not a significant competitive factor in this area.

     The dialysis industry is very competitive. There are numerous providers who have dialysis facilities in the same areas as the company. Many are owned by major corporations which operate dialysis facilities regionally, nationally and internationally. Our dialysis operations are small in comparison with those corporations. Some of Dialysis Corporation of America's major competitors are public companies, including Fresenius Medical Care, Gambro Healthcare, Inc., Renal Care Group, Inc., and Davita, Inc. Most of these companies have substantially greater financial resources, many more centers, patients and services than Dialysis Corporation of America has, and by virtue of such have a significant advantage in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with an even greater competitive edge. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. Dialysis Corporation of America also faces competition from hospitals and physicians that operate their own dialysis facilities. We are not very competitive based on our ownership of limited number of centers and the size of each of our facilities. However, upon completion of the sale of controlling stock of Techdyne, we plan to focus on expansion of our dialysis facilities, and improvement of our dialysis operation's competitive position.

     Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis facility for it to participate in the Medicare ESRD program, and are responsible for the supervision and operations of the center. Dialysis Corporation of America's medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

     Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor, renal transplantations could become a more significant competitive aspect to the dialysis treatments we provide. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and returned to dialysis treatments.


EMPLOYEES

     The company and its subsidiaries employ approximately 176 full time employees of which 8 are administrative, 163 are with the dialysis operations and 5 are engaged in the medical supply operations. In addition, Dialysis Corporation of America employs approximately 27 part-time and 22 independent contractors, including its medical directors and the social workers and dietitians at Dialysis Corporation of America's Georgia dialysis facilities.


RISK FACTORS

     Our dialysis operations are the most significant business segment, and, therefore, most of the risk factors will relate to that business.

     Investment in Technology Companies

WE ONLY HAVE ONE INVESTMENT IN A DEVELOPMENT STAGE PRIVATE LINUX SOFTWARE COMPANY, LINUX GLOBAL PARTNERS, INC., WHICH HAS NOT YET MARKETED A PRODUCT, AND NEEDS SIGNIFICANT FINANCING

     In 2000, we initiated a new division which was to be investments in technology companies. Although we have had several reviews of and negotiations with development stage technology companies, to date we have made only one investment, with Linux Global Partners, a private development stage company involved in Linux software product development and investment. The following risks relate to Linux Global Partners

     o    no audited financial statements
     o anticipate incurring additional losses in implementing the production and marketing of its Linux desktop system
     o    demand for its Linux desktop system may be minimal
     o assuming the Linux desktop system is marketed, sufficient revenues may not be generated to cover expenses or reflect income
     o significant funding is required to continue its existence and development of its product
          - no assurance funding will be available, or if so, on favorable terms
          - presently has significant outstanding indebtedness, some of which is due but not paid
          - all of its investments in Linux software companies are collateral security for its indebtedness to Medicore
     o    no operating history; inability to evaluate future prospects
     o    early stage company; rapidly evolving market; intense competition
     o reliance on prominent Linux developers of the Linux kernal could impair it from upgrading its product


OUR $2,000,000 LOAN TO LINUX GLOBAL PARTNERS IS PAST DUE WITH ACCRUED INTEREST AT DECEMBER 31, 2001 OF APPROXIMATELY $282,000; LINUX GLOBAL PARTNER'S INABILITY TO REPAY US

     In 2000, we made our investment in Linux Global Partners, obtaining an 8% interest and having loaned $2,200,000 to Linux Global Partners at an annual interest rate of 10%. We borrowed those funds from Dialysis Corporation of America, and fully repaid our subsidiary in June, 2001. In May, 2001, Linux Global Partners paid us $215,500 of which $200,000 was principal. In August, 2001, we entered into an extension of our loan with Linux Global Partners based upon repayment of $100,000 per month or 25% of any proceeds it received from its financing attempts. We also received, and continue to receive, 50,000 shares of Linux Global Partners' common stock per month until our loan is repaid. Our equity interest in Linux Global Partners is currently 13%, and Dialysis Corporation of America owns approximately 3% of that company.

     The Linux Global Partners debt to us has been extended on various occasions, and is past due. We hold their investments in Linux software companies. We continue our efforts to work with Linux Global Partners, hopefully until the persons and entities negotiating financing with them provide the necessary funding for their continued development and operations, and repayment of their indebtedness to us. With accrued interest, Linux Global Partners owed us $2,282,000 at December 31, 2001.

     There is no assurance Linux Global Partners will be able to obtain sufficient financing, or if so, whether on favorable terms, and whether any such financing will be sufficient to continue its limited operations and to repay its debt to us. The collateral for its debt consists of securities of private companies in which Linux Global Partners invested, and there is no assurance we will be able to sell such collateral, or if so, in amounts sufficient to satisfy the Linux Global Partner's indebtedness to us. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and
Note 14 to "Notes to Consolidated Financial Statements."

     Dialysis Operations

UNTIL FISCAL 2001, DIALYSIS CORPORATION OF AMERICA HAD EXPERIENCED OPERATIONAL LOSSES

     Since 1989, when Dialysis Corporation of America sold four of its five dialysis centers, that subsidiary had experienced operational losses. Not until fiscal 2001 did Dialysis Corporation of America reflect net income. Dialysis Corporation of America initiated an expansion program in 1995, opening two new dialysis centers that year, and to date it has 11 centers in New Jersey, Pennsylvania and Georgia, with a 40% interest in a dialysis facility in Ohio which Dialysis Corporation of America manages. However, some of our dialysis centers have generated losses since their commencement of operations. This is due to operational costs and time needed to reach full capacity of dialysis treatments. Even though we have two facilities in the development stage in Maryland and Ohio and are in the process of completing the acquisition of another in Georgia, this expansion should generate greater revenues, but until these dialysis centers develop their patient base toward a fuller capacity, these centers may not reflect profitable operations.


DIALYSIS OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

     Our dialysis operations are subject to extensive federal and state government regulations which include:

     o    licensing requirements for each dialysis facility
     o    patient referral prohibitions
     o    false claims prohibitions for health care reimbursement
     o    record keeping requirements
     o    health, safety and environmental compliance
     o restriction of disclosure of individually identifiable health information

     Many of these laws and regulations are complex and open to a variety of interpretations. If Dialysis Corporation of America is forced to change its method of operations because of these regulations, Dialysis Corporation of America's and our earnings, financial condition and business might be adversely affected. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, and exclusion from participating in Medicare and Medicaid and comparable programs. Any loss of federal or state certifications or licenses would adversely impact Dialysis Corporation of America and our business.

     Neither Dialysis Corporation of America's arrangements with the medical directors of its facilities nor the minority ownership interests of referring physicians in certain of its dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid and similar state programs. Transactions that do not fall within the safe harbor may be subject to greater scrutiny by enforcement agencies.


DIALYSIS CORPORATION OF AMERICA'S REVENUES AND FINANCIAL STABILITY ARE DEPENDENT ON FIXED REIMBURSEMENT RATES UNDER MEDICARE AND MEDICAID

     Approximately 48% of Dialysis Corporation of America's patient revenues for 2001 was derived from

Medicare reimbursement. Approximately 11% of its patient revenues for 2001 was derived from Medicaid. Decreases in the Medicare and Medicaid rates and programs for Dialysis Corporation of America's dialysis treatments would adversely affect its revenues and profitability. Furthermore, operating costs tend to increase over the years without any comparable increase in the prescribed dialysis treatment rates.


DECREASES IN REIMBURSEMENT PAYMENTS FROM THIRD-PARTY, NON-GOVERNMENT PAYORS COULD ADVERSELY AFFECT OUR EARNINGS

     Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations could adversely affect Dialysis Corporation of America's and our business. We estimate approximately 41% of Dialysis Corporation of America's patient revenues for 2001 was obtained from sources other than Medicare or Medicaid and comparable programs. Dialysis Corporation of America generally charges non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and comparable rates. Any limitation on Dialysis Corporation of America's ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed corporate rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than we charge, could adversely affect our business, results of operations, and financial condition.


ANY DECREASE IN THE AVAILABILITY OF OR THE REIMBURSEMENT RATE OF EPO WOULD REDUCE OUR REVENUES AND EARNINGS

     EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. Two years ago, Amgen increased the price of EPO, and there is no assurance there will not be further price increases this year or in the near future. There currently is no alternative drug available to us for dialysis patient treatment of anemia. The available supply could also be reduced, whether by Amgen or through excessive demand. This would adversely impact our revenues and profitability, since approximately 26% of Dialysis Corporation of America's medical revenues in 2001 were based upon the administration of EPO to its dialysis patients. Most of Dialysis Corporation of America's EPO reimbursement is from government programs. We are unsure whether there will be an EPO reimbursement rate reduction, but if such occurs, it would adversely affect Dialysis Corporation of America's and our revenues and earnings.


DIALYSIS CORPORATION OF AMERICA'S ABILITY TO GROW IS SUBJECT TO ITS RESOURCES AND AVAILABLE LOCATIONS

     To date, expansion of Dialysis Corporation of America's operations has been through construction of dialysis facilities rather than acquisition. This is due to the substantial costs involved in an acquisition, usually valued on a per-patient basis. Dialysis Corporation of America is attempting to complete its first acquisition of a dialysis unit in Georgia. Dialysis Corporation of America has limited resources. Therefore, it looks for areas with qualified and cost-effective nursing and technical personnel, with a sufficient population to sustain a dialysis facility. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. Construction through commencement of operations generally takes four to six months and sometimes longer. Once the facility is operable, it generates revenues, but usually does not operate at full capacity, thereby generating losses for up to approximately a 12 month period or more. Our growth strategy based on development of dialysis centers also involves the risks of Dialysis Corporation of America's ability to identify suitable locations to develop additional facilities. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

     Our inability to acquire or develop facilities in a cost-effective manner would adversely affect our ability to expand our dialysis business and our profitability.

     Growth places significant demands on Dialysis Corporation of America's financial and management skills. Inability on its behalf to meet the challenges of expansion and to manage any such growth would have an adverse effect on Dialysis Corporation of America's management, and Dialysis Corporation of America's and our results of operations and financial condition.


DIALYSIS CORPORATION OF AMERICA'S ATTEMPTS TO EXPAND THROUGH DEVELOPMENT OR ACQUISITION OF DIALYSIS FACILITIES WHICH ARE NOT CURRENTLY IDENTIFIED ENTAILS RISKS WHICH SHAREHOLDERS AND INVESTORS WILL NOT HAVE A BASIS TO EVALUATE

     Dialysis Corporation of America expands generally through seeking an appropriate location considering the patient base, availability of a physician nephrologist to be Dialysis Corporation of America's medical director, and a skilled work force. Construction and equipment costs for a new dialysis facility typically range from $600,000 to $750,000. The cost of acquiring a center is usually much greater. Dialysis Corporation of America cannot ensure that it will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding its operations. Dialysis Corporation of America is negotiating with nephrologists and others to establish new dialysis centers, but it cannot ensure these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.


DIALYSIS CORPORATION OF AMERICA DEPENDS ON PHYSICIAN REFERRALS, AND THE LIMITATION OR CESSATION OF SUCH REFERRALS WOULD ADVERSELY IMPACT DIALYSIS CORPORATION OF AMERICA'S AND OUR REVENUES AND EARNINGS

     Our dialysis facilities and those centers we seek to develop are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology. Generally, the nephrologist or medical professional association of physicians supervising a particular dialysis center's operations, known as a medical director of that facility, account for most of the patient base. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other conveniently located dialysis facility. The loss of these key referring physicians at a particular center could have a material adverse effect on the operations of the center and could adversely affect Dialysis Corporation of America's and our revenues and earnings.

     Some of the referring physicians own minority interests in certain of Dialysis Corporation of America's dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect Dialysis Corporation of America's relationship with these referring physicians, who may move their patients elsewhere, which would have an adverse effect on Dialysis Corporation of America's and our business.


INDUSTRY CHANGES COULD ADVERSELY AFFECT DIALYSIS CORPORATION OF AMERICA'S
BUSINESS

     The healthcare industry is in a period of change and uncertainty. Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. Dialysis

Corporation of America's business is designed to function within the current healthcare financing and reimbursement system. In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things. In addition, proposals to reform the healthcare system have been considered by Congress, and still remain a priority issue. Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of those events or what impact they may have on Dialysis Corporation of America's or our earnings, financial condition or business.


DIALYSIS CORPORATION OF AMERICA'S BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION, AND IT MUST COMPETE EFFECTIVELY, OTHERWISE ITS GROWTH COULD SLOW

     Dialysis Corporation of America is operating in a very competitive environment in terms of operations and development and acquisition of existing dialysis centers. Competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating. There are some very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Most of Dialysis Corporation of America's competitors have much greater financial resources, more dialysis facilities and a larger patient base.

     Competition also comes from technological advances that provide more effective dialysis treatments than the services provided by our centers.

We experience competition from physicians who open their own dialysis facilities. Competition for existing centers has increased the costs of acquiring such facilities. Competition is also intense for qualified nursing and technical staff as well as for nephrologists with an adequate patient base. Management can provide no assurance Dialysis Corporation of America can compete effectively, and thereby continue its growth.

MEDICORE, WHICH OWNS 62% OF DIALYSIS CORPORATION OF AMERICA COMPANY, HAS SOME COMMON OFFICERS AND DIRECTORS, WHICH PRESENTS THE POTENTIAL FOR CONFLICTS OF INTEREST

     We own 62% of Dialysis Corporation of America, and are able to elect all of Dialysis Corporation of America's directors and otherwise control Dialysis Corporation of America's management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board and Chief Executive Officer of both our company and Dialysis Corporation of America, and also the President of our company, and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to Dialysis Corporation of America. The costs of executive salaries and other shared corporate overhead for these companies are charged first on the basis of direct usage when identifiable, with the remainder allocated on the basis of time spent. The amount of expenses charged by Medicore to Dialysis Corporation of America for 2001 amounted to approximately $200,000.

     Additionally, there have been past and there are current transactions between our company and Dialysis Corporation of America and their directors, including loans and insurance coverage. Dialysis Corporation of America advanced funds to us for working capital requirements until we sold Techdyne, Inc., another of our public subsidiaries, in June, 2001. Dialysis Corporation of America also loaned us $2,200,000 over the last two years for our financing and investment in Linux Global Partners, Inc., a private company involved in developing a Linux desktop product and investing in Linux software companies, and which company is in its developmental stages. We repaid that loan to Dialysis Corporation of America in June, 2001, with approximately $294,000 of accrued interest.

     Since Medicore holds a majority interest in Dialysis Corporation of America, there exists the potential for conflicts between Medicore and Dialysis Corporation of America, and the responsibilities of our management to our shareholders could conflict with the responsibilities owed by management of Dialysis Corporation of America to its shareholders.

     General

THERE IS A POSSIBILITY OF CONTINUED VOLATILITY IN OUR SECURITY PRICE

     Our common stock trades on the Nasdaq SmallCap Market. Over the years the market price of the common stock has significantly fluctuated. During the last two years, the common stock has been as high as $1.92 in the fourth quarter of 2001 and as low as $.63 in the fourth quarter of 2000 and the first quarter of 2001. On March 21, 2002, the closing price of the common stock was $1.50. The market price of our common stock could fluctuate substantially based upon announcements concerning our company, such as operating results, government regulatory changes, technological innovations, or information concerning our competitors. In addition, security prices fluctuate widely for reasons unrelated to operations, usually general political, and worldwide and domestic economic conditions, and the stock market's reaction. These fluctuations and events could adversely affect the market price of our common stock.


POSSIBLE DELISTING AND RISKS OF LOW PRICED STOCKS

     Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or a market capitalization of $35,000,000 or a net income of $500,000 for our most recently completed fiscal year or in two of the last three most recently completed fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among others. Usually, if a deficiency occurs for a period of 30 consecutive business days, the particular company is notified by Nasdaq and has 90 days to achieve compliance. Nasdaq has proposed adjustments to its SmallCap Market bid price grace period from 90 days to 180 days. Following this grace period, issuers that demonstrate compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal years), stockholders' equity of $5,000,000, or market capitalization of $50,000,000, will be afforded an additional 180-day grace period within which to regain compliance. If the company is unable to demonstrate compliance, the security is subject to delisting. The security might be able to trade on the OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of the common stock.

     In December, 2000 and again in April, 2001, we received notification from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market that our common stock failed to maintain a closing bid price greater than or equal to $1.00 per share for 30 consecutive days, as required by

Marketplace Rule 4310(c)(4). In each instance, we maintained our Nasdaq SmallCap Market listing. These situations dealing with the trading market are beyond our control. There can be no assurance that some other listing maintenance criteria will not become deficient, whether within or beyond our control, and without a timely cure, could cause our common stock to be delisted from the Nasdaq SmallCap Market.


SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

     Officers and directors of our company own approximately 2,118,000 shares of common stock and 1,095,000 options exercisable into an additional 1,095,000 shares of common stock. Approximately 60% of the shares held by these officers and directors are freely tradable under the conditions of Rule 144 of the Securities Act. There is also a block of 115,000 restricted shares held by former officers and directors of Techdyne. A registration statement covering the sale of shares held by these officers, directors and Medicore, may be effected, since these are controlling persons of the company, and all their shares, including those issuable upon exercise of their options, would be eligible for resale in the public market without restriction, if so registered. Also, the officers' and directors' common stock now owned, as well as the shares obtainable upon exercise of their options, and the 115,000 restricted block of common stock, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. These conditions include holding the shares for one year from acquisition, volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale, the filing of a Form 144, our company continuing to timely file its reports under the Exchange Act, and the sales are sold directly to a market maker or otherwise sold through a typical broker's transaction, with normal commissions and no prearranged solicitations of the purchase order. Our tradable common stock, known as the float, is approximately 4,367,000 shares, and the approximately 2,118,000 shares of common stock directly owned by the officers and directors represents approximately 49% of the float, and with the options for 1,095,000 additional shares, would represent approximately 59% of the float. Accordingly, the sale by such officers and directors, whether through a registration statement or under Rule 144, may have an adverse affect on the market price of our common stock, and may hamper our ability to manage subsequent equity or debt financing. If these shareholders sell substantial amounts of their common stock of our company, including shares issued upon the exercise of their options into the public market, the market price of our common stock could fall.


ITEM 2.  PROPERTIES

     The company leases 2,800 square feet for its executive offices in Hialeah, Florida, and at a different location in Hialeah, Florida, leases 5,000 square feet for its medical supply operations, each lease through December 31, 2002. It also leases 1,500 square feet of warehouse space in Hialeah, Florida for its medical supply operations under a lease through January 31, 2003. Medicore also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2006.

     Dialysis Corporation of America owns three properties, one located in Lemoyne, Pennsylvania, the second in Easton, Maryland, and the third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under 10 year lease through June 30, 2009 with two five-year renewal options. The lease is guaranteed by the tenant's parent company.

     The Easton, Maryland property is subject to two mortgages from affiliated Maryland banking institutions. The Lemoyne, Pennsylvania property is also subject to a mortgage from one of the Maryland banking institutions which holds the first mortgage on the Easton, Maryland property. Each of these mortgages is under the same terms and extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the company's personal property at each respective location. The bank also has a lien on rents due the company and security deposits from leases of the properties, and each tenant is required to sign a tenant subordination agreement as part of its lease with us. Written approval of the bank is required for all leases, assignments or sublettings, alterations and improvements and sales of the properties. The Easton, Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary, at an annual interest rate of 1 1/2% over the prime rate, which loan Dialysis Corporation of America guarantees, and is further secured by that subsidiary's assets, exclusive of financed dialysis equipment. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 3 to "Notes to Consolidated Financial Statements."

     The Lemoyne property of approximately 15,000 square feet houses one of Dialysis Corporation of America's dialysis center of approximately 5,400 square feet, approved for 17 dialysis stations with space available for expansion. The lease is for five years through December 22, 2003, with two renewals of five years each. Dialysis Corporation of America uses approximately 2,500 square feet for an administrative office.

     Dialysis Corporation of America also leases space at its Lemoyne, Pennsylvania property to unrelated parties for their own business activities unrelated to dialysis services. One lease is for approximately 1,500 square feet through December 31, 2002, a second lease is for approximately 530 square feet through May 21, 2001 on a month-to-month basis, and another month-to-month lease for an office.

     Dialysis Corporation of America constructed a new dialysis center in Valdosta Georgia on property it acquired in February, 2000 for $207,000. This property is subject to a five-year $788,000 mortgage obtained April, 2001, with interest at 8.29%, which matures April, 2006. This mortgage had a remaining principal balance of approximately $776,000 at December 31, 2001. Dialysis Corporation of America leases approximately 6,000 square feet to one of its dialysis centers for $90,600 per year under a 10-year lease, with two renewals of five years; and leases an additional 2,160 square feet to a professional association for its medical offices, which acts as the medical director of that Valdosta, Georgia dialysis facility, under a 10-year lease, with two renewals of five years each.

     In addition to the Lemoyne, Pennsylvania, and Valdosta, Georgia facilities, Dialysis Corporation of America presently has nine other dialysis facilities. Each is leased from unaffiliated parties most under five or ten year leases, with two renewals of five years each, for space ranging from approximately 3,000 square feet to 7,000 square feet. One lease in Homerville, Georgia is for approximately 1,700 square feet for two years to October 15, 2002. Dialysis Corporation of America sublets a minimal amount of space at two of its dialysis facilities to the physicians who are medical directors at those facilities for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See Item 1, "Business - Regulation - Dialysis Corporation of America - Fraud and Abuse."

     Dialysis Corporation of America leases approximately 2,300 square feet in Hanover, Maryland for executive offices pursuant to a five year lease with one five year renewal option.

     Dialysis Corporation of America develops most of its dialysis facilities, and each is relatively new with state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis machines under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through May, 2005. See
Note 3 to "Notes to Consolidated Financial Statements."

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

     We own two adjacent buildings and a parcel of land adjacent to these buildings in Hialeah, Florida which we lease to our former subsidiary, Techdyne, under a ten year lease expiring August 31, 2010. We also own two other parcels of undeveloped land near Techdyne in Hialeah, Florida.


ITEM 3.   LEGAL PROCEEDINGS

     We are not involved in or subject to any material pending legal actions.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our shares trade on the Nasdaq SmallCap Market under the symbol "MDKI." The table below reflects for the periods indicated the high and low bid prices for our common stock as reported by Nasdaq.

                                                       Sale Price
                                                       ----------
                                                 HIGH               LOW
                                                 ----               ---
     2001
     1st Quarter ..................              $1.28              $.63
     2nd Quarter ..................               1.54               .72
     3rd Quarter ..................               1.38               .85
     4th Quarter ..................               1.92              1.04

                                                 HIGH               LOW
                                                 ----               ---
     2000
     1st Quarter ..................              $5.00             $1.59
     2nd Quarter ..................               2.94              1.69
     3rd Quarter ..................               2.25               .97
     4th Quarter ..................               1.25               .63

     The high and low sales price of Medicore common stock at March 21, 2002 was $1.50.

     Bid prices represent prices between bidders, and do not include retail mark-ups, mark-downs, or any commission, and may not necessarily represent actual transactions.

     As of March 21, 2002, there were 1,116 shareholders of record, as reported by our transfer agent. We have been advised by ADP, which organization holds securities for brokers and depositories, that our common stock is beneficially held by approximately 1,560 shareholders.

     We have not paid any cash dividends in the last two years. Dividends are paid at the discretion of the board of directors, and no such payments are expected to be made in the immediate future. Any earnings will be retained for use in our business.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2001 is derived from the audited consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (in thousands except per share amounts)


                                                                  YEARS ENDED DECEMBER 31
                                               -------------------------------------------------------
                                                2001         2000        1999        1998       1997(1)
                                                ----         ----        ----        ----       ----
Revenues--continuing operations(2)             $20,691     $10,797      $7,507      $5,644     $44,119
Net (loss) income--continuing operations(2)       (339)       (776)       (758)       (373)      1,378
Net income (loss)                                1,232        (406)       (613)         98       2,241
Income (loss) per common share:
  Basic                                          $.20       $(.07)      $(.11)       $.02        $.39
  Diluted                                        $.20       $(.07)      $(.11)       $.01        $.36


                         CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                                                       DECEMBER 31
                                               --------------------------------------------------------
                                                2001        2000(2)     1999(3)     1998(3)     1997(3)
                                                ----        ----        ----        ----        ----
Working capital                                $13,094     $17,372     $15,840     $15,421     $18,857
Total assets                                    29,833      41,428      38,610      36,310      40,862
Long-term debt, net of current
   portion                                       3,124      10,355       8,363       5,127       5,240
Stockholders' equity                            16,035      13,534      14,282      15,368      16,077


---------------


(1) Reflects the sale of the Florida dialysis operations on October 31, 1997 for $5,065,000 consisting of $4,585,000 of cash with the balance consisting of 13,873 shares of common stock of the purchaser.

(2) Reflects reclassification as discontinued operations of amounts related to Techdyne, of which subsidiary we sold our 71.3% interest in June, 2001.

(3)  Includes Techdyne in 2000, 1999, 1998 and 1997. See Note (2) above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide the investor with a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. In conjunction with our discussion of MD&A, shareholders should read the company's consolidated financial statements, including the notes, contained at the back part of this annual report on Form 10-K. Please also review the Cautionary Notice Regarding Forward-Looking Information on page one of this annual report.


GENERAL

     Although we have a medical products division and investment in one technology company, our primary operations, revenues and income are derived from our dialysis operations through our 62% public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 11 outpatient dialysis centers, plus an additional center in which it holds a minority interest. Through its acute inpatient dialysis services agreements with hospitals, Dialysis Corporation of America provides dialysis treatments to the hospital's dialysis patients. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration of EPO.

     Essential to profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by CMS. The level of Dialysis Corporation of America's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Operating costs in treatment tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

     The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that Dialysis Corporation of America will not be required to restructure its practice and will not experience material adverse effects as a result of any such challenges or changes. See Item 1, "Business - Regulation - Dialysis Corporation of America."

     Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the company. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base until they develop.


RESULTS OF OPERATIONS

     2001 COMPARED TO 2000

     Consolidated revenues, after reclassification of discontinued operations due to our sale of our public subsidiary, Techdyne, on June 27, 2001, increased by approximately $9,894,000 (92%) in 2001 compared to the preceding year. Sales revenues increased by approximately $9,899,000 (100%) compared to the preceding year. See Notes 1 and 13 to "Notes to Consolidated Financial Statements."

     Other income which is comprised of interest income, rental income and miscellaneous other income increased approximately $272,000 compared to the preceding year. Interest income increased approximately $84,000 due to investment of the proceeds from the sale of Techdyne. Management fee income increased $131,000 with $115,000 of the increase related to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and the remaining $15,000 increase resulting from Techdyne extending its service agreement with our company until July

15, 2001. Rental income increased by $25,000 due to increased rent income from Techdyne and increased rent income of our dialysis operations. Miscellaneous other income increased by $32,000. We recorded a gain of approximately $251,000 related to Dialysis Corporation of America warrant exercises during 2000. See Notes 1, 11 and 13 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues decreased approximately $252,000 (23%) for 2001 compared to the preceding year reflecting decreased sales of the principal product of this division as a result of the general downturn in the economy, reductions in government purchases and foreign competition, and decreased sales of diabetic disposable products. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The medical products division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $10,150,000 (116%) for 2001 compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,894,000, increased revenues of approximately $2,239,000 for our New Jersey centers, and increased revenues of approximately $5,902,000 for our Georgia centers, where we commenced operations at our first Valdosta center in the fourth quarter of 2000 and opened two new centers during 2001, and $115,000 consulting and license income. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect Dialysis Corporation of America's and our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Cost of goods sold as a percentage of consolidated sales after reclassification of discontinued operations due to our sale of Techdyne amounted to 65% for 2001 compared to 69% for the preceding year. See Notes 1 and 13 to "Notes to Consolidated Financial Statements."


     Cost of goods sold for the medical products division as a percentage of sales was 90%, including a provision of $160,000 for obsolete and unusable inventory for 2001. Without this provision, cost of goods sold by the medical products division for 2001 would have amounted to 72% compared to 86% for the preceding year. Changes in cost of goods sold for this division resulted from a change in product mix and a shift to overseas purchase of lancets.


     Cost of medical services sales as a percentage of sales decreased to 64% for the year ended December 31, 2001, compared to 67% for the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, after reclassification of discontinued operations due to our sale of Techdyne, increased $3,280,000 for 2001 compared to the preceding year. Included in 2001 were $875,000 stock compensation expenses for 875,000 shares issued to officers and directors, $158,000 from forgiveness of amounts due from exercise of stock options, officer bonus compensation of $190,000, and a goodwill write-off of $52,000 related to the Medical Supply Division due to continuing operating losses of this division. Included for 2000 was approximately $140,000 of stock option expense. Without the increase in unusual items, selling, general and administrative expenses would have increased $2,149,000 for 2001 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Georgia and Pennsylvania, and the cost of additional support personnel for Dialysis Corporation of America. As a percent of consolidated sales revenue, without the unusual items, selling, general and administrative expenses decreased to 33% for the year ended December 31, 2001 compared to 45% for the year ended December 31, 2000 reflecting efficiencies associated with Dialysis Corporation of America's expanded operations. See Notes 1 and 13 to "Notes to Consolidated Financial Statements."

     Provision for doubtful accounts increased approximately $466,000, including $67,000 related to an uncollectible note, as a result of expanded operations of Dialysis Corporation of America. The provision on doubtful accounts receivable, excluding the note provision, amounted to 3% of sales for the year ended December 31, 2001 compared to 2% for the year ended December 31, 2000. This increase reflects different collectibility levels associated with Dialysis Corporation of America's operations in new geographic areas, such as Dialysis Corporation of America's Georgia operations.

     Interest expense, after reclassification of discontinued operations due to our sale of Techdyne, increased by approximately $130,000 for 2001 compared to the preceding year, primarily as a result of additional Dialysis Corporation of America equipment financing agreements, Dialysis Corporation of America's Vineland loan and Dialysis Corporation of America's April, 2001 Georgia mortgage. See Notes 1, 3 and 13 to "Notes to Consolidated Financial Statements."

     The prime rate was 4.75% at December 31, 2001 and 9.50% at December 31,
2000.

     Equity in affiliate loss represents equity in the loss incurred by Dialysis Corporation of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001, and is still in the developmental stage.

     2000 COMPARED TO 1999

     Consolidated revenues after reclassification of discontinued operations due to our sale of Techdyne on June 27, 2001 increased by approximately $3,289,000 (44%) in 2000 compared to the preceding year. Sales revenues increased by approximately $3,264,000 (49%) compared to the preceding year.

     Other income increased approximately $12,000 compared to the preceding year, which includes interest of approximately $186,000 earned on the company's loan to Linux Global Partners which more than offset a reduction in interest on other invested funds. We recorded gains of approximately $276,000 related to Dialysis Corporation of America warrant exercises during 2000. During the prior year, we had a realized gain on the sale of marketable securities of $263,000. See Notes 11 and 12 to "Notes to Consolidated Financial Statements."

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

     Cost of goods sold as a percentage of consolidated sales after reclassification of discontinued operations amounted to 69% compared to 73% for the preceding year.

     Cost of goods sold by the medical products division increased to 85% compared to 76% for the preceding year, as a result of a change in product mix due to decreased sales of the principal product of the division and sales of new products with lower profit margins.

     Cost of medical services sales amounted to 67% for the year ended December 31, 2000 compared to 72% for the preceding year reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

     Selling, general and administrative expenses after reclassification of discontinued operations increased by approximately $799,000 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Vineland, New Jersey, Valdosta, Georgia and Homerville, Georgia, $69,000 expense from issuance by us of stock options as a finders fee related to our investment in Linux Global Partners and approximately $71,000 in conjunction with issuance of non-employee stock options. Also included are the cost of additional support personnel for Dialysis Corporation of America. As a percent of consolidated sales revenues, without the unusual items, selling, general and administrative expenses decreased to 46% of sales revenues for the year ended December 31, 2000 compared to 57% for the previous year reflecting efficiencies associated with Dialysis Corporation of America's expanded operations. Provision for doubtful accounts increased approximately $94,000 as a result of Dialysis Corporation of America's expanded operations.

     Interest expense after reclassification of discontinued operations increased by approximately $19,000 compared to the preceding year, which includes interest on additional dialysis equipment financing agreements, interest on borrowings under our line of credit for our medical products division to fund payments under letters of credit for foreign purchases.

     A substantial portion of our outstanding borrowings are tied to the prime interest rate. The prime rate was 9.5% at December 31, 2000 and 8.5% at December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $13,094,000 at December 31, 2001, which reflects a decrease of $4,278,000 (25%) during 2001. The decrease in working capital reflects our sale of Techdyne whose working capital, which totaled $12,443,000 at December 31, 2000, is not reflected in our Consolidated Balance Sheet at December 31, 2001. The change in working capital included an increase in cash of $8,894,000 including net cash provided by operating activities of $135,000, net cash provided by investing activities of $8,264,000 (including net proceeds from the sale of Techdyne of approximately $9,852,000, additions to property, plant and equipment of $1,393,000, investments in Dialysis Corporation of America's 40% owned Ohio affiliate of $153,000, purchase of subsidiary minority interest of $300,000 and repayments by Linux Global Partners of a $200,000 note) and net cash provided by financing activities of $463,000 (including net line of credit borrowings of $493,000, payments on long-term debt of $584,000, repurchase of stock of approximately $126,000, repurchases by Dialysis Corporation of America of its stock of approximately $98,0000 and proceeds of Dialysis Corporation of America's new Georgia mortgage of approximately $788,000). See Notes 1, 12 and 13 to "Notes to Consolidated Financial Statements."

     During 2000, we acquired an 8% interest in Linux Global Partners and loaned Linux Global Partners $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from Dialysis Corporation of America with an annual interest rate of 10%, with the loans having the same terms as our loans to Linux Global Partners. Interest on the notes amounted to $211,000 for 2001 compared to $186,000 the preceding year. In May, 2001, Linux Global Partners made a payment of $215,500 to us for the August, 2000 $200,000 principal balance and $15,500 accrued interest. We paid a like amount to Dialysis Corporation of America. In June, 2000, Linux Global Partners paid $100,000 toward the accrued interest due on the notes. In June, 2001, we repaid Dialysis Corporation of America the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into an Extension Agreement with Linux Global Partners extending the maturity date of the loans in consideration for additional Linux Global Partners shares of common stock, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from Linux Global Partners' proposed private placement. We have received the shares but not any repayments. See Note 12 to "Notes to Consolidated Financial Statements."

     The Company repurchased and cancelled approximately 100,000 shares of its outstanding common stock at a cost of approximately $125,000 in 2001. Dialysis Corporation of America repurchased and cancelled approximately 93,000 shares of its outstanding common stock at a cost of approximately $97,000 during 2001.

     Dialysis Corporation of America has mortgages with a Maryland bank on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $138,000 at December 31, 2001 and $210,000 at December 31, 2000. Dialysis Corporation of America through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on Dialysis Corporation of America's real property in Easton, Maryland. This loan had an outstanding balance of $700,000 at December 31, 2001 and December 31, 2000. In April 2001, we obtained a $788,000 five-year mortgage on Dialysis Corporation of America's building in Valdosta, Georgia which had an outstanding principal balance of $776,000 at December 31, 2001. Dialysis Corporation of America has an equipment financing agreement for kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $1,678,000 at December 31, 2001 and $1,140,000 at December 31, 2000. See Note 3
to "Notes to Consolidated Financial Statements."

     Long-term debt of Techdyne and its subsidiaries, Lytton and Techdyne (Europe) was included in the company's long-term debt balances at December 31, 2000. As a result of our sale of our interest in Techdyne as of June 27, 2001, Techdyne and its subsidiaries long-term debt is not reflected in the company's long-term debt at June 30, 2001. See Notes 1, 3 and 13 to "Notes to Consolidated Financial Statements."

     The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

     We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

     Dialysis Corporation of America opened its ninth dialysis center in Fitzgerald, Georgia, its tenth center in Valdosta, Georgia (its second Valdosta center), both in August, 2001, and its eleventh center in Mechanicsburg, Pennsylvania in January, 2002. Dialysis Corporation of America is in the planning stages for a new Ohio center and a new Maryland center, and is anticipating completion of an acquisition of a dialysis unit in Georgia in the immediate future. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001. Dialysis Corporation of America acquired the 30% minority interest in its DCA of So. Ga., LLC subsidiary in August, 2001 for $600,000 with $300,000 paid in cash and $300,000 payable in one year. See Notes 1 and 14 to "Notes to Consolidated Financial Statements."

     Dialysis Corporation of America needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of Dialysis Corporation of America's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition provides an immediate ongoing operation, which most likely would be generating income. Dialysis Corporation of America plans to expand its operations primarily through development of new centers. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. Dialysis Corporation of America is in the planning stages for two new facilities, one in Ohio and one in Maryland, and anticipates completing the acquisition of a dialysis unit in Georgia in the immediate future. Dialysis Corporation of America is also in different phases of negotiations for additional outpatient centers. No assurance can be given that Dialysis Corporation of America will be successful in implementing its growth strategy or that financing will be available to support such expansion. A substantial portion of the proceeds from the sale of Techdyne are anticipated to be used for expansion of our dialysis operations.


DISCONTINUED OPERATIONS

     The Company sold its 71.3% interest in Techdyne in June 2001. Accordingly, the results of operations of Techdyne, net of applicable taxes, and the company's gain on disposal of Techdyne, net of applicable taxes, have been reflected as discontinued operations in our Consolidated Statements of Operations with prior period amounts reclassified to conform to this presentation. Costs of approximately $250,000 associated with Techdyne's discontinuation of its European manufacturing operations are included in the loss from discontinued operations. See Notes 1 and 13 to "Notes to Consolidated Financial Statements."


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Other than expanded disclosures, FAS 141 has had no effect on the company's consolidated financial statements. Pursuant to FAS 142, the goodwill arising after June 30, 2001, will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144).

The adoption of FAS 144, which is required in 2002, is not expected to have a significant effect on the company's consolidated operations, financial position or cash flows. See Notes 1 and 14 to "Notes to Consolidated Financial Statements."


INFLATION

     Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in our medical products division by increasing selling prices when and where possible. In our dialysis division, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis medical service revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect Dialysis Corporation of America's and, accordingly, our future earnings. See "Regulation
- Dialysis Corporation of America" and "Risk Factors" under Item 1, "Business."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $9,523,000 invested as of December 31, 2001.

     We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,040,000 of such debt outstanding as of December 31, 2001. A 1% increase in interest rates its year-end variable rate debt would result in a negative impact of approximately $6,000 on our results of operations.

     A1/2% decrease in rates on our year-end investments would result in a negative impact of approximately $ 14,000 on our --- results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are appointed each year by the board of directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year. The following information indicates the position with the company and age of the executive officers at March 23, 2002.

                                                        CURRENT POSITION AND                     POSITION
NAME                                  AGE              AREAS OF RESPONSIBILITY                  HELD SINCE
----                                  ---              -----------------------                  ----------

Thomas K. Langbein                     56              Chairman of the Board of                    1980
                                                         Directors, Chief Executive
                                                         Officer and President

Seymour Friend                         81              Vice President and                          1981
                                                         Director                                  1975

Daniel R. Ouzts                        55              Vice President (Finance)                    1986
                                                         Controller and Treasurer                  1983


OTHER SIGNIFICANT EMPLOYEES

Stephen W. Everett                     45              President and Director of Dialysis          2000
                                                       Corporation of America


     DANIEL R. OUZTS - a certified public accountant, joined our company in 1980 as Controller of its plasma division. In 1983 he became Controller of our company and Dialysis Corporation of America, and in 1986 became Vice-President of Finance and Treasurer of our company. In June, 1996, Mr. Ouzts was appointed Vice President and Treasurer of Dialysis Corporation of America. See Item 13, "Certain Relationships and Related Transactions."

     STEPHEN W. EVERETT has been involved in the healthcare industry for over 22 years. From 1993 to 1997, Mr. Everett was responsible for oversight, deal structuring, physician recruitment and practice management for the renal care division of Vivra, Inc., the second largest provider of dialysis services in the United States. Mr. Everett held positions of similar responsibility in 1998 in his affiliation with Physicians Practice Management, engaged in consulting and management in the renal healthcare field. He joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, and President on March 1, 2000.

     For more detailed information about or executive officers and directors, you are referred to the caption "Information About Directors and Executive Officers" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation is included under the caption "Executive Compensation" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.

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

     None

(c)  Exhibits*

     3.1 Restated Certificate of Incorporation, Articles of Incorporation, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(3)(i)).

     3.2 By-laws, as amended (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).

     4 Instruments defining the rights of security holders, including indentures.

     4.1 1989 Stock Option Plan (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14 (c)(10)(i)).

     4.2 Form of Stock Option Agreement issued pursuant to the 1989 Stock Option Plan (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14 (c)(10)(ii)).

     4.3 Form of Additional Non-Qualified Stock Option Agreement issuable under the Stock Option Agreement (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14 (c)(10)(iii)).

     4.4 Form of 2000 Option granted to MainStreet IPO.com Inc. and Affiliates (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"), Part IV, Item 14 (c)(10)(iv)).

     4.5 2000 Stock Option Plan (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14 (c)(10)(v)).

     4.6 Form of Stock Option Certificate issued under the 2000 Stock Option Plan (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14 (c)(10)(vi)).

     4.7 1999 Stock Option Plan of the Dialysis Corporation of America(1) (May 21, 1999) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1999 ("DCA 1999 Form 10-K"), Part IV, Item 14(c)(10)(xxiii)).

     4.8 Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxiv)).

     10        Material contracts.

     10.1 Employment Agreement between the Company and Thomas K. Langbein dated August, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 1998 ("1998 Form 10-K"), Part IV, Item 14(c)(10)(i)).

     10.2 Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(ii)).

     10.3 Amendment to lease between the Company and Heights Plaza Associates, dated February 12, 2001.

     10.4 Lease between the Company and Viragen, Inc.(2) dated December 8, 1992 (incorporated by reference to the Company's 1997 Form 10-K,
               Part IV, Item 14(c)(10)(xi)).

     10.5 Addendum to Lease between the Company and Viragen, Inc.(2) dated January 15, 1993 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xii)).

     10.6 Lease Renewal Letter by the Company to Viragen, Inc.(2) lease dated August 12, 1997 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xiii)).

     10.7 Loan Agreement between Dialysis Corporation of America(1) and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(3) (incorporated by reference to Dialysis Corporation of America's Form 10-Q for the quarter ended March 31, 1998 ("DCA's March, 1998 Form 10-Q"), Part II, Item 6(a), Part II, Item 10(iii)).

     10.8 First Amendment to Loan Agreement between Dialysis Corporation of America(1) and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(3) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1997 ("DCA's 1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

     10.9 Promissory Note to Mercantile-Safe Deposit and Trust Company by Dialysis Corporation of America(1) dated November 30, 1988(3) (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(ii)).

     10.10 First Amendment and Modification to Promissory Note to Mercantile-Safe Deposit and Trust Company by Dialysis Corporation of America(1)(3) (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(xxix)).

     10.11 Lease Agreement between Dialysis Services of PA., Inc. - Wellsboro(4) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).

     10.12 Lease between Dialysis Corporation of America(1) and Dialysis Services of PA., Inc. - Lemoyne(4) dated December 23, 1998 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1998 ("DCA's 1998 Form 10-K"), Part IV, Item 14(c)(ii)).

     10.13     Medical Director Agreement between Dialysis Services of PA., Inc.
               - Wellsboro(4) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Form 10-Q"), Part II, Item 6(a)(10)(i)).

     10.14 Agreement for In-Hospital Dialysis Services between Dialysis Services of PA., Inc. - Wellsboro(4) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II,
               Item 6(a)(10)(ii)).

     10.15     Medical Director Agreement between Dialysis Services of PA., Inc.
               - Lemoyne(4) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the Company's 1994 Form 10-K,
               Part IV, Item 14(a) 3 (10)(lx)).

     10.16 Agreement for In-Hospital Dialysis Services between Dialysis Services of PA., Inc. - Lemoyne(4) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 19, 1997, Part II, Item 7(c)(10)(i)).

     10.17 Lease between Dialysis Services of PA., Inc. - Carlisle(5) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3
               (10)(xxiii)).

     10.18 Lease between Dialysis Services of NJ., Inc. - Manahawkin(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3
               (10)(xxiv)).

     10.19 Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(5) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(10)(xviii)).

     10.20 Agreement for In-Hospital Dialysis Services between Dialysis Services of PA., Inc. - Carlisle(5) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 29, 1997, Item 7(c)(10(i)).

     10.21 Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(1) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).


[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

     10.22 Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA's June, 1997 10-Q"), Part II,
               Item 6(a), Part II, Exhibit 10(i)).(6)

     10.23 Lease between Dialysis Services of PA., Inc. - Chambersburg(5) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a),
               Part II, Item 10(i)).

     10.24 Lease between Dialysis Corporation of America(1) and Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to DCA's 1998 Form 10-K, part IV, Item 14(c)(10)(xxvi)).

     10.25 Lease between DCA of Vineland, LLC(7) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

     10.26 Medical Director Agreement between DCA of Vineland, LLC(7) and Vineland Dialysis Professionals dated April 30, 1999(8) (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
               Item 14(c)(10)(xxvi)).

     10.27     Medical Director Agreement between Dialysis Services of PA., Inc.
               - Carlisle(5) and Cumberland Valley Nephrology Associates, P.C. dated April 30, 1999(9) (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvii)).

     10.28 Management Services Agreement between Dialysis Corporation of America(1) and DCA of Vineland, LLC(7) dated April 30, 1999(10) (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
               Item 14(c)(10)(xxviii)).

     10.29 Amendment No. 1 to Management Services Agreement between Dialysis Corporation of America(1) and DCA of Vineland, LLC(7) dated October 27, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

     10.30 Indemnity Deed of Trust from Dialysis Corporation of America(1) to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated December 13, 1999 ("DCA's December Form 8-K"), Item 7(c)(99)(i)).

     10.31 Guaranty Agreement from Dialysis Corporation of America(1) to St. Michaels Bank dated December 3, 1999 (incorporated by reference to DCA's December Form 8-K, Item 7(c)(99)(ii)).

     10.32 Lease between Dialysis Corporation of America and DCA of So. Ga., LLC(4) dated November 8, 2000 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated January 3, 2001 ("DCA January, 2001 8-K"), Item 7(c)(10)(i)).

     10.33 Lease between DCA of Fitzgerald(4) and Hospital Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated March 5, 2001 ("DCA March, 2001 8-K"), Item 7(c)(10)(i)).

     10.34 Lease between Dialysis Corporation of America(1) and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2000 ("DCA 2000 Form 10-K"), Part IV, Item 14 (c)(10)(xlii)).

     10.35 Employment Agreement between Stephen W. Everett and Dialysis Corporation of America(1) dated December 29, 2000 (incorporated by reference to DCA 2000 Form 10-K, Part IV, Item
               14(c)(10)(vii)).

     10.36 Commercial Loan Agreement between Dialysis Corporation of America(1) and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 14, 2001 ("DCA June, 2001 Form 8-K"), Item 7(c)(i)).

     10.37 Promissory Note by Dialysis Corporation of America(1) to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the DCA June, 2001 Form 8-K, Item 7(c)(ii)).

     10.38 Guaranty of the Company to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the DCA June, 2001 Form 8-K, Item 7(c)(iii)).

     10.39 Lease between Dialysis Corporation of America(1) and Commons Office Research dated June 11, 2001 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("DCA June, 2001 Form 10-Q"),
               Part II, Item 6(a)(10((i)).

     10.40 Lease between DCA of Mechanicsburg, LLC(4) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the DCA June, 2001 Form 10-Q, Part II, Item 6(a)(10)(ii)).

     10.41 Lease between Dialysis Corporation of America(1) and Clinch Memorial Hospital dated September 29, 2000 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2001 ("DCA 2001 Form 10-K"), Part IV, Item 14(c) 10.38).

     10.42 Lease between DCA of Valdosta, LLC(4) and W. Wayne Fann dated March 20, 2001 (incorporated by reference to DCA 2001 Form 10-K,
               Part IV, Item 14(c) 10.39).

     10.43 Promissory Note Modification Agreement between DCA of Vineland, LLC(7) and St. Michaels Bank dated November 28, 2001 (incorporated by reference to DCA 2001 Form 10-K, Part IV, Item 14(c) 10.43).

     21        Subsidiaries of the Company.

     23        Consent of experts and counsel.

               (i) Consent of Wiss & Company, LLP, Independent Certified Public Accountants.

     27        Financial Data Schedule (for SEC use only).

---------------

(1)  62% owned subsidiary.

(2) Viragen, Inc. sold the property to Gesualdo and Rosanna Vitale in 2000; the Vitales are the new landlords.

(3) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.

(4)  100% owned subsidiary of Dialysis Corporation of America.

(5)  80% owned subsidiary of Dialysis Corporation of America.

(6) Dialysis equipment is leased from time to time and a new schedule is added to the Master Lease; other than the nature of the equipment and length of the lease, the schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

(7)  51% owned subsidiary of Dialysis Corporation of America.

(8) Each dialysis subsidiary has a Medical Director Agreement which is substantially similar to the exhibit but for the area of non-competition and compensation. Dialysis Corporation of America's affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.

(9) There are two Medical Director Agreements with Cumberland Valley Nephrology Associates, P.C. and such agreements conform to the exhibit filed but for the facility, the other being located in Chambersburg, Pennsylvania.

(10) Each of Dialysis Corporation of America's dialysis subsidiaries has a Management Service Agreement which is substantially similar to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement and the compensation.

*    Documents incorporated by reference not included in Exhibit Volume.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICORE, INC.


                                        By   /S/ THOMAS K. LANGBEIN
                                          --------------------------------------
                                             THOMAS K. LANGBEIN, Chairman
                                             of the Board of Directors, Chief
                                             Executive Officer and President


March 26, 2002

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

Name                                                Title                                     Date
----                                                -----                                     ----

/s/ THOMAS K. LANGBEIN              Chairman of the Board of Directors,
---------------------------         Chief Executive Officer and President                March 26, 2002
    Thomas K. Langbein

/s/ SEYMOUR FRIEND                  Vice President and Director                          March 26, 2002
---------------------------
    Seymour Friend

/s/ DANIEL R. OUZTS                 Vice-President (Finance), Principal
---------------------------         Financial Officer, Controller and Treasurer          March 26, 2002
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN              Director                                             March 26, 2002
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE              Director                                             March 26, 2002
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN               Director                                             March 26, 2002
---------------------------
    Robert P. Magrann

/s/ CHARLES B. WADDELL              Director                                             March 26, 2002
---------------------------
    Charles B. Waddell

/s/ LAWRENCE E. JAFFE               Director                                             March 26, 2002
---------------------------
    Lawrence E. Jaffe

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a) (1) and (2), (c) and (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2001
                                 MEDICORE, INC.
                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(A)(1) AND (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:


                                                                                                                 Page
                                                                                                                 ----


Consolidated Balance Sheets--December 31, 2001 and 2000........................................................   F-3

Consolidated Statements of Operations--Years ended December 31, 2001,
   2000, and 1999..............................................................................................   F-4

Consolidated Statements of Stockholders' Equity--Years ended December 31, 2001,
   2000 and 1999...............................................................................................   F-5

Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000, and 1999...........................   F-6

Notes to Consolidated Financial Statements--December 31, 2001..................................................   F-7


The following financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 14(d):


     Schedule II-Valuation and qualifying accounts...............................................................F-28


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the Financial Statement Schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ WISS & COMPANY LLP



March 8, 2002
Livingston, New Jersey

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,   DECEMBER 31,
                                                                                     2001           2000
                                                                                  ------------   ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                       $10,359,372    $ 1,464,543
  Accounts receivable, less allowances of
    $753,000 in 2001 and $452,000 in 2000                                           4,054,718      9,612,264
  Note receivable                                                                   2,000,000      2,200,000
  Receivable from sale of Techdyne                                                  1,100,000            ---
  Inventories, less allowance for obsolescence
    of $175,000 in 2001 and $798,000 in 2000                                          976,596     11,165,131
  Prepaid expenses and other current assets                                           975,894      1,199,846
  Deferred income taxes                                                               372,000        673,463
                                                                                  -----------    -----------
     Total current assets                                                          19,838,580     26,315,247

Property and equipment
  Land and improvements                                                             1,027,108      1,205,908
  Building and building improvements                                                3,121,406      3,797,877
  Equipment and furniture                                                           4,728,377     11,729,212
  Leasehold improvements                                                            2,270,034      2,367,835
                                                                                  -----------    -----------
                                                                                   11,146,925     19,100,832
  Less accumulated depreciation and amortization                                    3,601,794      7,760,067
                                                                                  -----------    -----------
                                                                                    7,545,131     11,340,765
  Receivable from sale of Techdyne                                                  1,400,000            ---

Deferred income taxes                                                                 166,000            ---

Deferred expenses and other assets                                                    360,541        177,327

Goodwill, less accumulated amortization of $0 in 2001 and $932,000 in 2000            523,140      3,595,020
                                                                                  -----------    -----------
                                                                                  $29,833,392    $41,428,359
                                                                                  ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                $ 1,629,391    $ 4,914,570
  Accrued expenses and other current liabilities                                    2,422,805      2,697,523
  Current portion of long-term debt                                                   370,000      1,150,079
  Income taxes payable                                                              2,322,736        180,884
                                                                                  -----------    -----------
    Total current liabilities                                                       6,744,932      8,943,056

Long-term debt                                                                      3,123,645     10,354,734

Deferred income taxes                                                                 688,000      2,251,388

Minority interest in subsidiaries                                                   3,242,046      6,345,310

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares; 6,600,275 shares issued and outstanding in 2001;
    5,710,540 shares issued and outstanding in 2000                                    66,002         57,105
  Capital in excess of par value                                                   12,806,898     11,705,837
  Retained earnings                                                                 3,161,869      1,929,447
  Accumulated other comprehensive loss:
  Foreign currency translation adjustment                                                 ---       (158,518)
                                                                                  -----------    -----------
    Total stockholders' equity                                                     16,034,769     13,533,871
                                                                                  -----------    -----------
                                                                                  $29,833,392    $41,428,359
                                                                                  ===========    ===========


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Revenues                                                                           2001                2000                1999
                                                                               ------------        ------------        ------------
  Sales:
    Product sales                                                              $    861,077        $  1,112,366        $  1,119,180
    Medical service revenues                                                     18,919,752           8,769,470           5,498,541
                                                                               ------------        ------------        ------------
      Total sales                                                                19,780,829           9,881,836           6,617,721
  Gain on subsidiary warrants exercise                                                  ---             276,178                 ---
  Realized gain on sale of marketable securities                                        ---                 ---             263,144
  Other income                                                                      910,264             638,646             626,591
                                                                               ------------        ------------        ------------
                                                                                 20,691,093          10,796,660           7,507,456
Cost and expenses:
  Cost of sales:
    Cost of product sales                                                           775,969             949,939             837,109
    Cost of medical services                                                     12,021,907           5,833,081           3,964,258
                                                                               ------------        ------------        ------------
      Total cost of sales                                                        12,797,876           6,783,020           4,801,367
    Selling, general and administrative expenses                                  7,869,714           4,588,776           3,789,419
    Provision for doubtful accounts                                                 661,158             195,244             101,399
    Interest expense                                                                228,312              97,923              78,792
                                                                               ------------        ------------        ------------
                                                                                 21,557,060          11,664,963           8,770,977
                                                                               ------------        ------------        ------------
Loss from continuing operations before income
  taxes, minority interest and equity in affiliate loss                            (865,967)           (868,303)         (1,263,521)

Income tax (benefit) provision                                                     (928,125)             23,061            (292,462)
                                                                               ------------        ------------        ------------

Income (loss) from continuing operations before
  minority interest and equity in affiliate loss                                     62,158           (891,364)           (971,059)

Minority interest in income (loss) of consolidated subsidiaries                     385,233            (136,534)           (213,510)

Equity in affiliate loss                                                            (16,345)            (20,896)                ---
                                                                               ------------        ------------        ------------

Net loss from continuing operations                                                (339,420)           (775,726)           (757,549)

Discontinued operations:
(Loss)income from operations of electro-mechanical
   manufacturing operations, net of applicable income
   taxes of $25,000 in 2001, $91,000
   in 2000 and $350,000 in 1999                                                    (962,814)            369,292             144,492
Gain on disposal of electro-mechanical manufacturing
   operation, net of applicable income taxes of
   $1,621,000                                                                     2,534,656                 ---
                                                                               ------------        ------------        ------------

Net income (loss)                                                              $  1,232,422        $   (406,434)       $   (613,057)
                                                                               ============        ============        ============

Earnings (loss) per share:
  Basic                                                                                $.20               $(.07)              $(.11)
                                                                                       ====               =====               =====
  Diluted                                                                              $.20               $(.07)              $(.11)
                                                                                       ====               =====               =====


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                 CAPITAL IN
                                                                  COMMON         EXCESS OF       COMPREHENSIVE      RETAINED
                                                                  STOCK          PAR VALUE        INCOME (LOSS)     EARNINGS
                                                              -------------     ------------     -------------    ------------
Balance December 31, 1998                                      $     58,569     $ 12,470,817                      $  2,948,938
Comprehensive (loss) income:
  Net loss                                                                                       $   (613,057)        (613,057)
  Foreign currency translation adjustments                                                            (55,048)
  Unrealized loss on marketable securities:
  Unrealized holding gain arising during period, net of tax                                             2,966
  Less reclassification adjustments, net of tax,
    for gain included in net (loss) income                                                           (130,204)
                                                                                                 ------------
  Unrealized holding loss, net of reclassification                                                   (127,238)
                                                                                                 ------------
Comprehensive loss                                                                               $   (795,343)
                                                                                                 ============
Consultant stock options                                                              24,360
Exercise of subsidiary stock options                                                 (53,205)
Subsidiary stock option issuances                                                    104,040
Conversion of Techdyne note                                                            7,363
Sale of subsidiary minority interest                                                   2,693
Settlement subsidiary acquisition price guarantee                                   (366,987)
Repurchase of 8,000 common shares
Cancellation of treasury shares                                      (1,494)        (228,051)
                                                               ------------     ------------                      ------------

Balance December 31, 1999                                            57,075       11,961,030                         2,335,881
Comprehensive loss
Net loss                                                                                         $   (406,434)        (406,434)
Foreign currency translation adjustments                                                              (84,013)
Unrealized loss on marketable securities:
Unrealized holding loss arising during period, net of tax                                                 ---
Less reclassification adjustments, net of tax,
for shares written off                                                                                 (2,966)
                                                                                                 ------------
Comprehensive loss                                                                                   (493,413)
Finders fee stock option expense                                                      69,000
Stock option expense                                                                  70,500
Adjustment for subsidiary minority capital contribution                              123,817
Exercise of subsidiary stock options                                                (602,055)
Repurchase of stock by subsidiary                                                     76,435
Stock option exercises                                                   30            7,110
                                                               ------------     ------------                      ------------
Balance December 31, 2000                                            57,105       11,705,837                         1,929,447
Comprehensive income (loss):
Net income                                                                                       $  1,232,422        1,232,422
Foreign currency translation adjustments                                                              (39,416)
Reclassification adjustment for foreign
  for foreign currency translation adjustments
  upon sale of subsidiary                                                                             197,934
                                                                                                 ------------
Comprehensive income                                                                             $  1,390,940
                                                                                                 ============

Forgiveness of subsidiary stock option notes                                         148,179
Stock compensation                                                    8,750          866,250
Exercise of stock options                                             1,150          157,550
Repurchase of 100,000 common shares                                  (1,003)        (124,715)
Repurchase of stock by subsidiary                                       ---           53,797
                                                               ------------     ------------                      ------------
Stock option exercises
Balance December 31, 2001                                      $     66,002     $ 12,806,898                      $  3,161,869
                                                               ============     ============                      ============

                                                                     (continued)


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE       TREASURY
                                                                INCOME (LOSS)         STOCK          TOTAL
                                                                -------------         -----          -----
Balance December 31, 1998                                     $    110,747     $   (221,379)    $ 15,367,692
Comprehensive (loss) income:
  Net loss
  Foreign currency translation adjustments                         (55,048)
  Unrealized loss on marketable securities:
  Unrealized holding gain arising during period, net of tax
  Less reclassification adjustments, net of tax,
    for gain included in net (loss) income

  Unrealized holding loss, net of reclassification                (127,238)

Comprehensive loss                                                                                  (795,343)
Consultant stock options                                                                              24,360
Exercise of subsidiary stock options                                                                 (53,205)
Subsidiary stock option issuances                                                                    104,040
Conversion of Techdyne note                                                                            7,363
Sale of subsidiary minority interest                                                                   2,693
Settlement subsidiary acquisition price guarantee                                                   (366,987)
Repurchase of 8,000 common shares                                                    (8,166)          (8,166)
Cancellation of treasury shares                                                     229,545              ---
                                                              ------------     ------------     ------------
Balance December 31, 1999                                          (71,539)                       14,282,447
Comprehensive loss
Net loss
Foreign currency translation adjustments                           (84,013)
Unrealized loss on marketable securities:
Unrealized holding loss arising during period, net of tax
Less reclassification adjustments, net of tax,
for shares written off                                              (2,966)
Comprehensive loss                                                                                  (493,413)
Finders fee stock option expense                                                                      69,000
Stock option expense                                                                                  70,500
Adjustment for subsidiary minority capital contribution                                              123,817
Exercise of subsidiary stock options                                                                (602,055)
Repurchase of stock by subsidiary                                                                     76,435
Stock option exercises                                                                                 7,140
                                                              ------------                      ------------
Balance December 31, 2000                                         (158,518)             ---       13,533,871
Comprehensive income (loss):
Net income
Foreign currency translation adjustments                           (39,416)
Reclassification adjustment for foreign
  for foreign currency translation adjustments
  upon sale of subsidiary                                          197,934

Comprehensive income                                                                               1,390,940
Forgiveness of subsidiary stock option notes                                                         148,179
Stock compensation                                                                                   875,000
Exercise of stock options                                                                            158,700
Repurchase of 100,000 common shares                                                                 (125,718)
Repurchase of stock by subsidiary                                      ---                            53,797
                                                              ------------                      ------------
Stock option exercises
Balance December 31, 2001                                                               ---     $ 16,034,769
                                                              ============     ============     ============


                 See notes to consolidated financial statements.

                                 MEDICORE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                   2001                2000                1999
                                                                               ------------        ------------        ------------
Operating activities:
  Net income (loss)                                                            $  1,232,422        $   (406,434)       $   (613,057)
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
    Depreciation                                                                  1,534,158           1,943,524           1,732,487
    Amortization                                                                    101,023             220,647             181,594
    Bad debt expense                                                                765,158             220,244             103,113
    Provision for inventory obsolescence                                            349,805             421,888             404,762
    Write-off of goodwill                                                            52,471                 ---                 ---
    Stock and option related compensation write-off of goodwill                   1,032,550              70,500             153,000
    Subsidiary stock option note forgiveness                                        207,825                 ---                 ---
    Gain on sale of securities                                                          ---                 ---            (263,144)
    Minority interest                                                                 3,917              28,205             (85,507)
    Gain on sale of Techdyne                                                     (2,534,656)                ---                 ---
    Equity in affiliate losses                                                       16,345              20,896                 ---
    Loss on writeoff of marketable securities                                           ---              42,317                 ---
    Deferred income taxes                                                          (391,939)            162,348              40,100
    Consultant stock option expense                                                     ---              23,448              16,552
    Finders' fee stock options expense                                                  ---              69,000                 ---
    Gain on subsidiary stock offering and warrants exercise                             ---            (276,178)                ---
    Increase (decrease) relating to operating activities from:
      Accounts receivable                                                        (2,025,484)           (939,556)         (2,819,365)
      Inventories                                                                   624,128          (1,531,788)         (2,122,458)
      Prepaid expenses and other current assets                                    (540,279)           (178,725)           (142,453)
      Accounts payable                                                             (230,128)           (636,582)          1,966,247
      Accrued expenses and other current liabilities                                618,898             523,597             194,881
      Income taxes payable                                                         (680,972)             31,871            (141,852)
                                                                               ------------        ------------        ------------
        Net cash provided by (used in) operating activities                         135,242            (190,778)         (1,395,100)
Investigating activities:
  Redemption of minority interest in subsidiaries                                  (300,000)                ---                 ---
  Notes receivable from Linux Global Partners                                       200,000          (2,200,000)                ---
  Subsidiary acquisition payments                                                       ---            (395,806)         (1,389,530)
  Additions to property and equipment, net of minor disposals                    (1,392,884)         (2,362,673)         (2,406,650)
  Net proceeds from sale of Techdyne                                              9,852,114                 ---                 ---
  Loan receivable from Techdyne                                                     189,330                 ---                 ---
  Proceeds from sale of securities                                                      ---                 ---             292,354
  Deferred expenses and other assets                                                (20,073)            (13,517)             55,025
  Purchase of marketable securities                                                     ---             (37,580)            (33,947)
  Sale of minority interest in subsidiaries                                           4,000             206,000               6,040
  Loan to MainStreet                                                                    ---            (140,000)                ---
  Investment in affiliate                                                          (152,811)            (28,589)                ---
  Loan to medical director practice                                                 (20,332)            (83,521)                ---
  Loan to subsidiary officer                                                        (95,000)                ---                 ---
                                                                               ------------        ------------        ------------
        Net cash provided by (used in) investing activities                       8,264,344          (5,055,686)         (3,476,708)
Financing activities:
  Line of credit borrowings                                                         493,292           1,779,375           1,867,590
  Other short-term bank borrowings                                                      ---                 ---             405,024
  Payments on short-term bank borrowings                                                ---             (30,024)           (375,000)
  Proceeds from long-term borrowings                                                787,500             850,000             783,333
  Payments on long-term borrowings                                                 (583,599)           (741,999)           (922,145)
  Proceeds from exercise of stock options and warrants                                1,150             777,440                 500
  Subsidiary repurchase of stock                                                    (97,978)            (96,031)                ---
  Repurchase of stock                                                              (125,718)                ---              (8,166)
  Deferred financing costs                                                          (11,882)               (505)                ---
                                                                               ------------        ------------        ------------
        Net cash provided by financing activities                                   462,765           2,538,256           1,751,136
Effect of exchange rate fluctuations on cash                                         32,478              21,601             (22,885)
                                                                               ------------        ------------        ------------
Increase (decrease) in cash and cash equivalents                                  8,894,829          (2,686,607)         (3,143,557)
Cash and cash equivalents at beginning of year                                    1,464,543           4,151,150           7,294,707
                                                                               ------------        ------------        ------------
Cash and cash equivalents at end of year                                       $ 10,359,372        $  1,464,543        $  4,151,150
                                                                               ============        ============        ============


                See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: The Company has three reported business segments. The medical services segment, DCA, owns and operates eleven kidney dialysis centers located in Pennsylvania, New Jersey and Georgia, and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the manufacture and distribution of medical supplies. A third segment, investment in technology companies, was initiated in January, 2000 with an investment in and financing to Linux software companies.

     Consolidation: The Consolidated Financial Statements include the accounts of Medicore, Inc., and Medicore's 62% owned subsidiary, Dialysis Corporation of America ("DCA"). All material intercompany accounts and transactions have been eliminated in consolidation. DCA has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes.

     On June 27, 2001, the Company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc. ("Techdyne") to Simclar International Limited ("Simclar"). All material intercompany accounts and transactions have been eliminated in consolidation. Techdyne's results of operations are shown as discontinued operations in the Consolidated Condensed Statement of Operations, requiring reclassification of amounts related to Techdyne. See Note 13.


     Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


     Sale of Stock By Subsidiaries: The Company follows an accounting policy of recognizing income on sales of stock by its subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings.

     Marketable Securities: The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company is required to classify its marketable equity securities as either trading or available-for-sale. The Company does not purchase equity securities for the purpose of short-term sales; accordingly, securities it has owned were reclassified as available-for-sale. Marketable securities are recorded at fair value. Unrealized gains and losses relating to available-for-sale securities are included separately as a component of accumulated other comprehensive income (loss) included in shareholders' equity, net of income tax effect, until realized. Realized gains and losses are computed based on the cost of securities sold using the specific identification method.

     Proceeds from sales of securities were approximately $292,000 with a gain of approximately $263,000 for the year ended December 31, 1999. Due to other than temporary declines in their value, marketable securities were written off during 2000. These securities, including approximately $5,000 of securities purchased in 1999 and approximately $37,000 purchased during 2000, consisted of several technology startup stocks.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Inventories: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value. At December 31, 2001, inventories consists of inventory of the Company's medical products division and the Companies Medical Services Division. At December 31, 2000, inventories included those of Techdyne and its subsidiaries Lytton and Techdyne (Europe) for which the cost of finished goods and work in process consisted of direct materials, direct labor and an appropriate portion of fixed and variable manufacturing overhead. The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 13.

     Inventories are comprised of the following:

                                                   DECEMBER 31,     DECEMBER 31,
DISCONTINUED OPERATIONS:                               2001             2000
                                                  -------------     -----------
Electronic and mechanical components, net:
  Finished goods                                  $         ---     $   658,966
  Work in process                                           ---       2,586,900
  Raw materials and supplies                                ---       6,937,268
                                                    -----------     -----------
                                                            ---      10,183,134
CONTINUING OPERATIONS:
  Medical supplies                                      976,596         981,997
                                                    -----------     -----------
                                                    $   976,596     $11,165,131
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

     Goodwill: Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, since the Company's remaining goodwill was acquired after June 30, 2001 it will not be amortized but will be subject to impairment testing commencing in 2002. See New Pronouncements below and Note 14.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Goodwill at December 31, 2000 consisted of goodwill related to the Company's medical products division and Techdyne and was being amortized on a straight-line basis over 25 years. The net remaining goodwill of approximately $52,000 related to the Company's medical products division was written off in September 2001 due to continuing operating losses of that division. The Company sold its interest in Techdyne in June 2001, accordingly, the remaining Lytton acquisition unamortized goodwill with a balance of approximately $3,072,000 at December 31, 2000 is no longer included in the Company's consolidated balance sheet. See Consolidation above and Note 13.

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

     DCA was included in the consolidated tax returns of the Company until the completion of its public offering in April 1996, after which it files separate income tax returns with its income tax liability reflected on a separate return basis.

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

     Foreign Currency Translation: The financial statements of Techdyne's foreign subsidiary Techdyne (Europe) were translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts were translated using the current exchange rates at the balance sheet date. Income statement amounts were translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) included in stockholders' equity. Foreign currency transaction gains and losses, which were not material, were included in results of operations. These gains and losses resulted from exchange rate changes between the time transactions are recorded and settled and, for unsettled transactions, exchange rate changes between the time transactions were recorded and the balance sheet date. The Company sold its interest in Techdyne in June 2001; accordingly foreign currency translation adjustments are no longer included in the Company's stockholder's equity. See Consolidation above and Note 13.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Other Income: Other income is comprised as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  2001        2000        1999
                                                --------    --------    --------
Interest income                                 $391,833    $284,670    $222,910
Interest income from discontinued operations       7,997      30,979     143,086
Rental income                                    240,724     160,432     142,561
Rental income from discontinued operations        73,170     128,630      79,707
Management fee income                            130,715         ---         ---
Other                                             65,825      33,935      38,327
                                                --------    --------    --------
                                                $910,264    $638,646    $626,591
                                                ========    ========    ========

     At December 31, 2000 accrued expenses and other current liabilities included those of Techdyne and its subsidiaries Lytton and Techdyne (Europe). The Company sold its interest in Techdyne in June 2001. See Consolidation above and Note 13.

     Accrued expenses and other current liabilities is comprised as follows:

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     2001          2000
                                                                 ------------   ------------
Accrued compensation                                              $  813,664     $  761,174
Due to insurance companies                                           671,935        294,659
Payable subsidiary minority interest acquisition (See Note 11)       300,000            ---
Other                                                                637,206      1,641,690
                                                                  ----------     ----------
                                                                  $2,422,805     $2,697,523
                                                                  ==========     ==========

     Earnings Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.


                                                                           YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   2001             2000            1999
                                                                -----------     -----------     -----------
Net income (loss), numerator-basic computation                  $ 1,232,422     $  (406,434)    $  (613,057)
Adjustment due to subsidiaries' dilutive securities                 (12,496)         (1,476)         (7,624)
                                                                -----------     -----------     -----------
Net income (loss) as adjusted, numerator-diluted computation    $ 1,219,926     $  (407,910)    $  (620,681)
                                                                ===========     ===========     ===========

Weighted average shares                                           6,217,458       5,710,007       5,710,696
                                                                ===========     ===========     ===========

Earnings (loss) per share:
Basic                                                               $.20           $(.07)          $(.11)
                                                                    ====           =====           =====
Diluted                                                             $.20           $(.07)          $(.11)
                                                                    ====           =====           =====


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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

     Comprehensive Income: The Company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments (related to Techdyne, sold June 2001; see Consolidation above and Note 13) and unrealized gains on marketable securities and is presented in the Consolidated Statement of Shareholders' Equity.


     Revenue Recognition: The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Medical service revenues are recorded as services are rendered.

     New Pronouncements: In July 2001, The FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had not effect on the Company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED


indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2002, the provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Pursuant to the provision so FAS 142, the goodwill resulting from DCA's acquisition of minority interest in August 2001 will not be amortized and will be subject to impairment testing provisions of FAS 142 commencing in 2002, prior to which it will be subject to the impairment provisions of Accounting Principles Board Opinion No. 17 "Intangible Assets", and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." See Note 14.


     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS
144). FAS 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies provision guidance under FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of.." The Company will be required to adopt FAS 144 in 2002. The adoption of FAS 144 is not expected to have a significant effect on the Company's consolidated operations, financial position or cash flows.

     Reclassification: The Statement of Operations has been reclassified to reflect the operations of Techdyne as discontinued operations due to the Company's sale of its interest in Techdyne in June 2001. See Consolidation above and Note 13.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

     During 1999, the Company sold approximately 259,000 shares of Viragen (formerly a majority owned subsidiary of the Company) stock and recognized a gain of approximately $228,000.

     The Company has a royalty agreement with Viragen, pursuant to which it is to receive a royalty on Viragen's net sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. No royalty income was earned under the agreement in 2001, 2000 or 1999. In addition, a payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the new agreement.

NOTE 3--LONG-TERM DEBT

     The Company's medical products division has a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit originally matured April 22, 2001, was extended to July 22, 2001 and subsequently extended to January 22, 2003 and is secured by the accounts receivable and inventory of the Company's medical products division. The line had an outstanding balance of approximately $186,000 at December 31, 2001 and $217,000 at December 31, 2000.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3--LONG-TERM DEBT--CONTINUED

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $61,000 and $93,000 at December 31, 2001 and December 31, 2000, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $77,000 and $117,000 at December 31, 2001 and December 31, 2000, respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1 1/2% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan had an outstanding balance of $700,000 at December 31, 2001 and December 31, 2000.

     In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the Company. The remaining principal balance under this mortgage amounted to approximately $776,000 at December 31, 2001.

     The DCA equipment financing agreement provides financing for kidney dialysis machines for DCA's facilities in Pennsylvania, New Jersey and Georgia. Additional financing totaled approximately $387,000 in 1999, $525,000 in 2000 and $752,000 in 2001. Payments under the agreement are pursuant to various schedules extending through August 2006. Payments under some schedules begin one year after commencement of the financing which would increase monthly payments from $28,426 as of December 31, 2001 to $50,825 if all payments had commenced as of that date. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95.

     Long-term debt at December 31, 2000 included Techdyne and its subsidiaries, Lytton and Techdyne (Europe). At December 31, 2000, Techdyne and Lytton had various cross-collateralized loans with the same bank. They had a combined amount of approximately $6,669,000 outstanding under three-year lines of credit maturing February 2003, $833,000 outstanding under a five-year term loan maturing February 2005, $1,028,000 outstanding under a five-year term loan maturing June 2004 and $150,000 outstanding under an equipment loan agreement maturing February 2003. In addition to these bank loans at December 31, 2000, Lytton had an equipment loan with an outstanding balance of $66,000 and Techdyne (Europe) had a 15-year mortgage originating in July 1994 with an outstanding balance of $414,000. The Company sold its interest in Techdyne in June 2001. In conjunction with its purchase of the Company's 71.3% interest in Techdyne, Simclar refinanced all of Techdyne's long-term debt, and Techdyne repaid its loan payable to the Company in October 2001. See Notes 1 and 13.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3--LONG-TERM DEBT--CONTINUED

     Long-term debt is as follows:


                                                                                                                DECEMBER 31
                                                                                                     -------------------------------
                                                                                                          2001                2000
                                                                                                          ----                ----
Mortgage note of Techdyne (Europe), a subsidiary of Techdyne (sold June 2001)                        $         ---       $   413,608

Mortgage note secured by land and building with a net book value of of $355,000 at December 31, 2001.  Monthly principal payments of
   $3,333 plus interest at 1% over the prime rate through November 2003,                                    76,719           116,715
   as described above

Mortgage note secured by land and building with a net book value of
   $623,000 at December 31, 2001. Monthly principal payments of $2,667 plus interest at 1% over the prime rate through November 2003,
   as described above                                                                                       61,281            93,284

Equipment financing agreement secured by DCA equipment with a net book value of $1,588,000 at December 31, 2001. Monthly payments totaling
   $28,426 as of December 31, 2001, including principal and interest, pursuant to various schedules extending through August 2006 with interest
   at rates ranging from 4.14% to 10.48%, as described above                                             1,678,067         1,140,260

Development and equipment loan secured by assets of DCA of Vineland and land and building with a total net book value of $1,542,000 at
   December 31, 2001. Payments of principal and
   interest as described above                                                                             700,000           700,000

Mortgage note secured by land and building with a net book value of
   $940,000 at December 31, 2001. Monthly payments of $6,800 including principal and interest at 8.29% commencing May 2001,
   with remaining balance due April 2006                                                                   755,842               ---

Line of credit maturing January 22, 2003 secured by accounts receivable and inventory of medical supply division with a carrying value of approximately $273,000 at December 31, 2001. Monthly payments
   of interest as described above                                                                          185,530           216,930

Mortgage note secured by land with a net book value of $107,000 at
   December 31, 2001. Monthly principal payments of $1,083 plus interest at 1.5% over the prime
   rate.  The entire unpaid principal balance and accrued interest is due May 1, 2003                       16,205            30,285

Line of credit agreement of Techdyne (sold June 2001)                                                          ---         3,883,058

Installment loan of Techdyne (sold June 2001)                                                                  ---           833,330

Line of credit agreement of Lytton subsidiary of Techdyne (sold June 2001)                                     ---         2,786,442

Installment loan of Lytton a subsidiary of Techdyne (sold June 2001)                                           ---         1,028,337

Equipment loan of Lytton, a subsidiary of Techdyne (sold June 2001)                                            ---           150,000

Equipment loan  of Lytton, a subsidiary of Techdyne (sold June 2001)                                           ---            66,157

Other - Techdyne (sold June 2001)                                                                              ---            46,407
                                                                                                       -----------       -----------
                                                                                                         3,493,644        11,504,813
Less current portion                                                                                       370,000         1,150,079
                                                                                                       -----------       -----------
                                                                                                       $ 3,123,644       $10,354,734
                                                                                                       ===========       ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3--LONG-TERM DEBT--CONTINUED

     The prime rate was 4.75% as of December 31, 2001 and 9.50% as of December 31, 2000.


     Scheduled maturities of long-term debt outstanding at December 31, 2001 are: 2002 - $370,000; 2003 - $ 1,400,000; 2004 - $502,000; 2005- $356,000; 2006-
$866,000. Interest payments on all of the above debt amounted to $535,000, $883,000 and $649,000 in 2001, 2000 and 1999, respectively.


     The Company's various debt agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, restrict rent commitments, restrict additional indebtedness, prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios.

NOTE 4--INCOME TAXES

     The Company had net operating loss carryforwards of approximately $950,000 at December 31, 2000 with expirations through the year through 2020, including Techdyne (sold June 2001; see Notes 1 and 13) net operating loss carryforwards of approximately $170,000 at December 31, 2000. DCA had federal net operating loss carryforwards $170,000 at December 31, 2000 with expirations through 2020. DCA files separate federal and state income tax returns with their respective income tax liabilities reflected on a separate basis.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                           DECEMBER 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      -----------
Deferred tax liabilities:
  Tax over book depreciation                      $        ---      $    81,200
  Gain on sale of Techdyne and DCA stock               688,000        2,067,000
                                                  ------------      -----------
      Total deferred tax liability                     688,000        2,148,200

Deferred tax assets:
  Obsolescence and other reserves                      349,500          435,480
  Inventory capitalization                                 ---          111,328
  Book over tax depreciation                           201,500              ---
  Net operating loss carryforwards                      86,000              ---
  Accrued expenses and other                           118,000          118,195
                                                  ------------      -----------
Sub-total                                              755,000          665,003

Valuation allowance                                   (217,000)        (820,000)
                                                  ------------      -----------
Net deferred tax asset                            $    538,000      $   570,275
                                                  ------------      -----------
Net deferred tax liability                        $    150,000      $ 1,577,925
                                                  ============      ===========


Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $217,000 and $820,000 was recorded as of December 31, 2001 and 2000, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 4--INCOME TAXES--CONTINUED

Deferred taxes in the accompanying balance sheets consist of the following components:


                                                           DECEMBER 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      -----------
Current deferred tax asset                        $    372,000      $    73,178
Current deferred tax liabilities                           ---         (252,600)
                                                  ------------      -----------
Net current deferred tax asset (liability)             372,000         (179,422)
                                                  ------------      -----------

Long-term deferred tax asset                           166,000          671,097
Long-term deferred tax liability                      (688,000)      (2,069,600)
                                                  ------------      -----------
Net long-term deferred tax liability                  (522,000)      (1,398,503)
                                                  ------------      -----------
Net deferred tax liability                        $   (150,000)     $(1,577,925)
                                                  ============      ===========

     A deferred tax liability of $698,000 and $2,067,000 at December 31, 2001 and 2000, respectively, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the Company's investment in Techdyne (sold June 2001) and DCA. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of DCA or Techdyne (as occurred June 2001). This deferred tax liability has been classified as noncurrent. See Notes 1 and 13.

Significant components of the provision (benefit) for income taxes are as follows:


                             YEAR ENDED DECEMBER 31,
                     ---------------------------------------
                     2001            2000               1999
                     ----            ----               ----
Current:
  Federal         $(472,239)     $ (180,309)         $(330,358)
  State            (151,286)         55,422             30,456
                  ---------      ----------          ---------
                   (623,525)       (124,887)          (299,902)
                  ---------      ----------          ---------
Deferred:
 Federal           (291,721)        123,365              7,440
 State              (12,879)         24,583                ---
                  ---------      ----------          ---------
                   (304,600)        147,948              7,440
                  ---------      ----------          ---------
                  $(928,125)      $  23,061          $(292,462)
                  =========       =========          =========

     The reconciliation of income tax attributable to income before income taxes and minority interests computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                  2001       2000         1999
                                                                  ----       ----         ----
Tax at statutory rate                                          $(300,002) $(312,866)   $ (430,506)
Adjustments resulting from:
  State income taxes-net of federal income tax effect            (34,617)    36,578        21,290
  Non deductible items                                           203,876     58,006         3,395
  Prior year tax return to provision adjustment                      ---   (268,433)       (3,641)
  Change in valuation allowance                                 (603,000)   623,000       117,000
  Other                                                         (194,382)  (113,224)          ---
                                                               ---------  ---------    ----------
                                                               $(928,125) $  23,061    $ (292,462)
                                                               =========  =========    ==========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 4--INCOME TAXES--CONTINUED

     Income tax (refunds) payments were approximately $253,000 in 2001, $(72,000) in 2000 and $101,000 in 1999.

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

     The Company has 1,000,000 shares of common stock reserved for future issuance pursuant to its 1989 Stock Option Plan. On April 18, 1995, the Company granted 809,000 options under its 1989 plan, of which 3,000 were exercised at $2.38 in March 2000 for a total of $7,140 proceeds, with 3,000 cancelled and 803,000 options having expired at April 17, 2000. On June 11, 1997, the Company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date. These options remain outstanding at December 31, 2001. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the Company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant. In June 2001, 115,000 options were exercised with cash for the par value and the balance due on the exercise price forgiven resulting in an expense of approximately $158,000 leaving 705,000 options outstanding at December 31, 2001. In June 2001, the Company issued 875,000 shares of stock as compensation to officers and directors resulting in an expense of $875,000.

     On February 17, 2000, the Company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 150,000 non-qualified and 325,000 incentive stock options which Plan was approved by shareholders on May 24, 2000, prior to which the options were restricted from exercise. The options are exercisable for three years at $3.25 and remain outstanding at December 31, 2001. The Company recorded an expense of approximately $71,000 on 75,000 of these options in May 2000.

     On May 6, 1996, the Company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the Company or otherwise providing substantial benefit for the Company. In July, 1996, 2,000 shares under this Plan were issued to the managing director of Techdyne's European operations. Techdyne was sold June 2001. See Notes 1 and 13.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5--STOCK OPTIONS--CONTINUED

     In June, 1998, DCA's board of directors granted an option under the now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In April, 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. On January 2, 2001, DCA's board of directors granted to DCA's president an option for 165,000 shares exercisable at $1.25 per share for five years from vesting with 33,000 options vesting January 2001 and 33,000 options vesting each January 1 for the next four years.

     In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, which agreement terminated in August, 1998, the Company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share of which options for 5,000 shares vested and which options expired on May 14, 2001.

     In June, 2001, Techdyne (sold June 2001) forgave approximately $234,000 related to promissory notes from stock options exercises with this amount reflected in discontinued operations. Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services, which ended on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that expired September 15, 2000. These options were valued at $40,000 resulting in approximately $23,000 expense during 2000 and $17,000 expense during 1999 with these amounts reflected in discontinued operations. See Notes 1 and 13.

     In January, 2000, the Company issued options to purchase 150,000 shares of its common stock to an entity and two of its then officers as a finder's fee in conjunction with the Company's investment in Linux Global Partners and recorded an expense of approximately $69,000 on these options. These options are exercisable at $3.00 per share through January 30, 2002. See Note 12.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option grants: risk-free interest rates of 6.43% for the January 2000 options, 6.75% for the February 2000 and July 2000 options and 5.59% for the 1997 options; no dividend yield; volatility factor of the expected market price of the Company's common stock of .78 for the January 2000 and February 2000 options, .81 for the July 2000 options, and .97 for the 1997 options; and an expected life of 3 years for the January 2000 options, 2.75 years for the February 2000 options, 2.5 years for the July 2000 options, and
2.5 years for the 1997 options.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The Company's pro forma information which includes the pro forma effect of its own options, as well as the pro forma effects related to the Company's interest in DCA and (Techdyne (sold June 2001; see Notes 1 and 13) pro forma adjustments follows:


                                                          2001                 2000                1999
                                                          ----                 ----                ----
Pro forma net income (loss)                            $1,225,658          $(1,401,506)         $(874,361)
                                                       ==========          ===========          =========
Pro forma earnings (loss) per share
   Basic                                                  $.20                $(.25)              $(.15)
                                                          ====                =====               =====-
   Diluted                                                $.20                $(.25)              $(.15)
                                                          ====                =====               =====


     A summary of the Company's stock option activity, and related information for the years ended December 31, follows, with modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                        2001                                  2000
                                                        ----                                  ----
                                                                WEIGHTED-                            WEIGHTED-
                                                                 AVERAGE                              AVERAGE
                                               OPTIONS       EXERCISE PRICE        OPTIONS         EXERCISE PRICE
                                               -------       --------------        -------         --------------

Outstanding-beginning of year                 $1,485,000                             846,000
Granted                                              ---            $1.38          1,445,000               $2.16
Exercised                                       (115,000)            4.25             (3,000)               2.38
Expired                                           (5,000)                           (803,000)               2.38
                                              -----------                         -----------
Outstanding-end of year                        1,365,000                           1,485,000
                                               =========                           =========
Outstanding and exercisable at end of year:
1995 and 1997 options                             35,000             2.38             35,000               $2.38
1998 options                                         ---                               5,000                2.25
January 2000 and February 2000 options           625,000             3.19            625,000                3.19
July 2000 options                                705,000             1.38            820,000                1.38
                                              ----------                          ----------
                                               1,365,000                           1,485,000
                                               =========                           =========
Weighted-average fair value of
   options granted, including
   modified options, during the year            $.--                                 $.77
                                                ====                                 ====

                                                                     (continued)

                                                       1999
                                                       ----
                                                            WEIGHTED-AVERAGE
                                               OPTIONS        EXERCISE PRICE
                                               -------        --------------

Outstanding-beginning of year                  846,000
Granted                                            ---
Exercised                                          ---
Expired                                            ---
                                              --------
Outstanding-end of year                        846,000
                                               =======
Outstanding and exercisable at end of year:
1995 and 1997 options                          841,000                $2.38
1998 options                                     5,000                 2.25
January 2000 and February 2000 options             ---
July 2000 options                                  ---
                                              --------
                                               846,000
                                               =======
Weighted-average fair value of
   options granted, including
   modified options, during the year            $ .--
                                                =====

     The weighted average remaining contractual life at December 31, 2001 of the 1997 options is .4 years, .9 years for the January 2000 and February 2000 options, and 3.4 years for the July 2000 options.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

     The Company has 1,905,000 shares reserved for future issuance at December 31, 2001, including: 882,000 shares for the 1989 plan; 500,000 shares for the February 2000 plan, 98,000 shares for key employee stock plan; 25,000 for the January 2000 options, and 400,000 shares for an employment agreement.

     The fair value of DCA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for options granted/modified during 2001 and 1999; risk-free interest rate of 5.75% and 5.65%; no dividend yield; volatility factor of the expected market price of DCA common stock of 1.15 and .95 and a weighted average expected life of 4 years and 1.9 years.

     A summary of DCA's stock option activity, and related information for the years ended December 31, follows:

                                              2001                         2000                          1999
                                              ----                         ----                          ----
                                                 WEIGHTED-AVERAGE             WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                       OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE     OPTIONS   EXERCISE PRICE
                                       -------    --------------    -------    --------------     -------   --------------

Outstanding-beginning of year          465,000                      809,500                         19,500
Granted                                165,000     $      1.25          ---                        800,000    $      1.25
Cancellations                              ---                                                         ---            ---
Exercised                                  ---                     (340,000)    $      1.25            ---           1.50
Expired                                                              (4,500)           1.50        (10,000)          3.50
                                       -------                  -----------                    -----------
Outstanding-end of year                630,000                      465,000                        809,500
                                       =======                  ===========                    ===========

Outstanding and exercisable
   at end of year:
   January 2001 options                 33,000            1.25
   April 1999 options                  460,000            1.25      460,000            1.25        800,000           1.25
   November 1995 options                   ---                          ---             ---          4,500           1.50
   June 1998 options                     5,000            2.25        5,000            2.25          5,000           2.25
                                       -------                  -----------                    -----------
                                       498,000                      465,000                        809,500
                                       =======                  ===========                    ===========
Weighted-average fair value of
   options granted during the year     $   .43                                                 $       .59
                                       =======                                                 ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

     The remaining contractual life at December 31, 2001 is 2.3 years for 460,000 options issued in April 1999 and 1.4 years for the options issued in June 1998. The remaining contractual life for the January 2001 options is 4 years for the 33,000 options which vested January 2001 and 6 years, 7 years, 8 years and 9 years for the 33,000 options vested January 2002, January 2003, January 2004 and January 2005, respectively.

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

     The following summarizes information about the Company's three reported business segments. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets included unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price. The Company sold its interest in Techdyne in June 2001 for which the operating results have been reclassified as discontinued operations and accordingly are not included in the business segment data below. Subsequent to the sale of Techdyne, the Company's operations are primarily domestic, with all property, plant and equipment located in the United States and minimal sales outside the Untied States. See Notes 1 and 13.


BUSINESS SEGMENT REVENUES
                                                                      2001             2000             1999
                                                                  ------------     ------------     ------------
Medical Products                                                  $    864,035     $  1,112,490     $  1,119,179
Medical Services                                                    19,441,170        9,247,101        5,865,571
New Technology                                                         211,330          185,836              ---
Corporate                                                              299,255          457,839          538,603
Elimination of corporate rental charges
     to medical products                                                (1,830)          (7,320)         (14,200)
Elimination of medical services interest
    charge to new technology                                          (109,108)        (185,836)             ---
Elimination of medical services
     interest charge to corporate                                      (13,759)         (13,450)          (1,697)
                                                                  ------------     -------------    -------------
                                                                  $ 20,691,093     $  10,796,660    $   7,507,456
                                                                  ============     =============    =============
BUSINESS SEGMENT PROFIT (LOSS)
Medical Products                                                  $   (401,178)        (284,380)        (192,644)
Medical Services                                                       966,388         (379,198)        (960,821)
New Technology                                                      (1,533,399)         (69,000)             ---
Corporate                                                              102,222         (135,725)        (110,056)
                                                                  ------------     -------------    -------------
                                                                  $   (865,967)    $   (868,303)    $ (1,263,521)
                                                                  ============     =============    =============
BUSINESS SEGMENT ASSETS
Continuing Operations:
Medical Products                                                  $    335,588     $    899,650     $    723,204
Medical Services                                                    15,683,433       11,177,382        9,035,947
New Technology                                                       2,281,666        2,385,836              ---
Corporate                                                           11,733,433        1,889,881        2,202,517
Elimination of medical services advance receivable
     from corporate                                                   (200,728)        (414,339)        (105,142)
Elimination of medical services notes receivable
     from new technology                                                   ---       (2,200,000)             ---
Elimination of medical services accrued interest
     from new technology                                                   ---         (185,836)             ---
                                                                  ------------     -------------    -------------
                                                                  $ 29,833,392     $ 13,552,574     $ 11,856,526
                                                                  ============     =============    =============
Discontinued Operations:
Electro-mechanical                                                         ---       27,875,785       26,760,202
Elimination of electro-mechanical trade receivable                         ---              ---           (6,763)
                                                                  ------------     -------------    -------------
     from medical products                                        $ 29,833,392     $ 41,428,359     $ 38,609,968
                                                                  ============     =============    =============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED


                                                                2001            2000            1999
                                                            -----------     -----------     -----------
OTHER BUSINESS SEGMENT INFORMATION
INTEREST INCOME:
Medical Services                                            $   180,368     $   289,350     $   195,344
New Technology                                                  211,330         185,836             ---
Corporate                                                       130,999          39,747         172,349
Elimination of medical services intercompany
   interest charge to corporate                                 (13,759)        (13,450)            ---
Elimination of medical services intercompany
   interest charge to new technology                           (109,108)       (185,836)         (1,697)
                                                            -----------     -----------     -----------
                                                            $   399,830     $   315,649     $   365,996
                                                            ===========     ===========     ===========
INTEREST EXPENSE:
Medical Products                                            $    15,933     $    11,485     $     1,377
Medical Services                                                210,805          82,456          72,605
New Technology                                                  109,108         185,836
Corporate                                                        15,333          17,432           6,507
Elimination of medical services
   interest charge to new technology                           (109,108)       (185,836)
Elimination of medical services intercompany
   interest charge to corporate                                 (13,759)        (13,450)         (1,697)
                                                            -----------     -----------     -----------
                                                            $   228,312     $    97,923     $    78,792
                                                            ===========     ===========     ===========
DEPRECIATION AND AMORTIZATION:
Continuing Operations:
Medical Products                                            $    22,068     $    39,307     $    36,702
Medical Services                                                808,659         596,305         452,203
Corporate                                                        54,973          58,089          63,159
                                                            -----------     -----------     -----------
                                                            $   885,700     $   693,701     $   552,064
                                                            ===========     ===========     ===========
DISCONTINUED OPERATIONS:
Electro-mechanical                                              749,481       1,470,470       1,362,017
                                                            -----------     -----------     -----------
                                                            $ 1,635,181     $ 2,164,171     $ 1,914,081
                                                            ===========     ===========     ===========
OTHER SIGNIFICANT NON-CASH ITEMS:
MEDICAL SERVICES:
     Stock and stock option related compensation expens$    $       ---     $       ---     $   153,000
NEW TECHNOLOGY:
Finders' fee stock option expense                                   ---          69,000             ---
CORPORATE:
   Gain on subsidiary warrant exercise                              ---     $   276,178     $       ---
   Gain on sale of marketable securities                            ---             ---         263,144
   Stock option related compensation expense                $ 1,032,550          70,500             ---
DISCONTINUED OPERATIONS:
Gain on disposal of electro-mechanical
   manufacturing operations, net of tax                     $ 2,574,173             ---             ---
CAPITAL EXPENDITURES:
Medical Products                                            $       ---           1,897          19,710
Medical Services                                              1,984,980       1,912,049       1,202,819
Corporate                                                           ---           2,802          20,681
                                                            -----------     -----------     -----------
                                                            $ 1,984,980     $ 1,916,748     $ 1,243,210
                                                            ===========     ===========     ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

MAJOR CUSTOMERS

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

NOTE 7--COMMITMENTS

Commitments

     The Company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 2001 are approximately: 2002 - $609,000; 2003 - $541,000; 2004 - $423,000, 2005 -
$338,000; 2006 - $241,000; thereafter - $694,000. Total rent expense for continuing operations was approximately $464,000, $357,000 and $297,000 in 2001, 2000 and 1999, respectively.

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of December 31, 2000.


     Lytton sponsors a 401(k) Profit Sharing Plan covering substantially all of its employees. The Company and Techdyne adopted this plan as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense of the Company, $10,000 for 2001, $8,000 for 2000, and $6,000 for 1999.
Techdyne and Lytton are reflected in discontinued operations. Subsequent to the sale of its interest in Techdyne in June 2001, the Company remains as a participating employer in this multi-employer plan. See Notes 1 and 13.


NOTE 8--RELATED PARTY TRANSACTIONS

     During 2001, 2000 and 1999, the Company and DCA paid premiums of approximately $283,000, $242,000 and $294,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

     During 2001, 2000 and 1999, legal fees of approximately $271,000, $215,000 and $219,000, respectively, were paid by the Company and DCA to an attorney who acts as general counsel and is secretary of the Company (of which he is also a director), and served as general counsel and secretary to DCA.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 8--RELATED PARTY TRANSACTIONS--CONTINUED

     In May 2002, DCA loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all DCA President's stock options in DCA, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $4,000 for 2001. This loan and the related accrued interest of $4,000 have been included in prepaid expenses and other current assets at December 31, 2001.

     The company accrued $20,000 as compensation to be paid to Techdyne's President for assistance with affairs related to the sale of Techdyne and subsequent transition matters. See Notes 1 and 13.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The Company recorded an adjustment to the valuation allowance relating to its deferred tax asset of approximately $320,000 during the fourth quarter of 2000 and $28,000 during the fourth quarter of 1999.

NOTE 10--ACQUISITION

     On July 31, 1997, Techdyne (sold In June 2001; see Consolidation above and
Note 13), acquired Lytton, which manufactures and assembles printed circuit boards and other electronic products, for $2,5000,000 cash and 300,000 shares of Techdyne common stock with a guaranteed sales value of $2,400,000. Additional contingent consideration was due if Lytton achieved pre-defined sales levels. Additional consideration of approximately $396,000, $290,000 and $154,000 was paid in April 2000, April 1999, and April 1998, respectively, based on sales levels. As the contingencies were resolved, additional consideration due, was recorded as goodwill. In July 1998, Techdyne advanced the seller approximately $1,278,000 ("Advance") toward the guarantee for the sale of Techdyne's common stock in addition to prior sales by the seller. In July 1999, Techdyne forgave the Advance and issued payment of $1,100,000 to the seller, which together with proceeds realized by the seller from the sale of Techdyne stock in 1998 satisfied Techdyne's remaining obligation under the $2,400,000 guarantee.

NOTE 11--SUBSIDIARY STOCK OFFERINGS

     Pursuant to a 1996 public offering, DCA issued common stock and 2,300,000 redeemable common stock purchase warrants to purchase one DCA common share each with an exercise price of $4.50, originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining outstanding warrants expired. The underwriters received options to purchase 100,000 shares of DCA common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through their expiration, April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share. The underwriters' options expired unexercised.

     During 2000, approximately 170,000 DCA warrants were exercised with net proceeds to DCA of approximately $765,000. In accordance with its accounting policy, the Company recognized a gain of approximately $276,000 and deferred income taxes of approximately $105,000 related to the DCA warrant exercises.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 12--INVESTMENT


     Over the period, January, March and August, 2000, the Company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners ("LGP"), a company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. During that period, the Company also acquired an 8% ownership interest in LGP. The Company's investment of $120 in LGP is accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001. The Company borrowed the funds for its financing of LGP from DCA under the same terms and at the same interest rate as its loan to LGP. Interest on the notes amounted to approximately $211,000 for the year ended December 31, 2001 and $186,000 for the year ended December 31, 2000. Interest receivable on the notes from LGP amounted to approximately $282,000 at December 31, 2001 and $186,000 at December 31, 2000 and is included in prepaid expenses and other current assets. The Company has agreed to extend the maturity of its notes receivable from LGP on several occasions, first to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. The Company transferred 100,000 of these shares to DCA in consideration for that subsidiary's extension of the loan to the Company. This increased DCA's ownership in LGP to 400,000 shares, including 300,000 LGP shares previously securing a note receivable written off by DCA with a cost basis of approximately $145,000, which is included in deferred expenses and other assets. Additionally, LGP agreed to repay all monies owed to the Company prior to any other use of its private placement proceeds if the Company chose not to convert the loans. On May 14, 2001, LGP repaid the $200,000 August 2000 loan plus $16,000 accrued interest. The Company made payment of $216,000 to DCA. In June 2001, LGP paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the Company repaid DCA the remaining outstanding loan of $2,000,000 and accrued interest of $279,000. Further, on August 2, 2001, the Company entered into an Extension Agreement with LGP extending the maturity date of the loans pending completion of LGP's proposed private placement, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but no repayments.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 13--SALE OF TECHDYNE INTEREST


     On April 6, 2001, the Company entered into an agreement with Simclar to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000, with an earn-out consisting of 3% of consolidated Techdyne sales, net of returns, allowances and bad debts for the three fiscal years commencing January 1, 2001 with a $5,000,000 maximum and $2,500,000 minimum earn-out. The earn-out is payable in cash by March 31 of each year for the earn-out period just ended. A receivable of $1,100,000, representing an estimate of the first earn-out payment, has been included in current assets with the remaining $1,400,000 of the minimum $2,500,000 earn-out reflected as non-current. The sale was subject to approval by the Company's shareholders' which was obtained at the Company's annual shareholders' meeting on June 27, 2001, with the sale to Simclar closing that same day. See Note 1.


     The pro forma consolidated condensed financial information presented below reflects the sale of the Company's interest in Techdyne as if it had occurred as of January 1, 1999. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company to Techdyne and which were included in the actual results of operations of Techdyne. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale. The summary pro forma information, which excludes the gain on the sale, is not necessarily representative of what the Company's results of operations would have been if the sale had actually occurred as of January 1, 1999 and may not be indicative of the Company's operating results for any future periods.

                          SUMMARY PRO FORMA INFORMATION
                                  (Unaudited)

                                          YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                               2001                2000                1999
                               ----                ----                ----

Total revenues            $   20,683,000      $   10,766,000      $    7,364,000
                          ==============      ==============      ==============

Net loss                  $   (1,522,000)     $   (1,167,000)     $   (1,309,000)
                          ==============      ==============      ==============

Loss per share
  Basic                   $         (.24)     $         (.20)     $         (.23)
                          ==============      ==============      ==============
  Diluted                 $         (.25)     $         (.20)     $         (.23)
                          ==============      ==============      ==============


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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 13--SALE OF TECHDYNE INTEREST--CONTINUED

     The Company provided certain financial and administrative services to Techdyne under a service agreement. Subsequent to the Company's sale of its 71.3% ownership interest in Techdyne to Simclar on June 27, 2001, the Company continued to provide services under the agreement through July 15, 2001, the effective date of cancellation of the agreement, for additional consideration of $15,000.

     Simclar refinanced Techdyne's long-term debt and Techdyne repaid its remaining loan payable to the Company including accrued interest in October 2001. See Note 1.

NOTE 14--ACQUISITION OF MINORITY INTEREST

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
MEDICORE, INC. AND SUBSIDIARIES
DECEMBER 31, 2001


---------------------------------------------------------------------------------------------------------------------------
                  COL. A                         COL. B                       COL. C                       COL. D
---------------------------------------------------------------------------------------------------------------------------
                                                Balance at  Additions (Deductions)     Charged to        Other Changes
                                                Beginning    Charged (Credited) to   Other Accounts       Add (Deduct)
             Classification                     of Period    Cost and Expenses          Describe           Describe
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectable accounts          $  452,000    $          765,000                      $        (223,000)(1)
                                                                                                               (241,000)(3)
  Reserve for inventory obsolescence               798,000               350,000                               (511,000)(2)
                                                                                                               (462,000)(3)
  Valuation allowance for deferred tax asset       820,000              (603,000)                                   ---
                                                ----------    ------------------                      -----------------
                                                $2,070,000    $          512,000                      $      (1,437,000)
                                                ==========    ==================                      =================
YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectable accounts          $  431,000    $          220,000                      $        (199,000)(1)
  Reserve for inventory obsolescence               724,000               422,000                               (348,000)(2)
  Valuation allowance for deferred tax asset       500,000               320,000           ---
                                                ----------    ------------------     ---------        -----------------
                                                $1,655,000    $          962,000     $       0        $        (547,000)
                                                ==========    ==================     =========        =================

YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectable accounts          $  317,000    $          103,000                      $          11,000)(1)
  Reserve for inventory obsolescence               559,000               405,000                               (240,000)(2)
  Valuation allowance for deferred tax asset       528,000               (28,000)                                   ---
                                                ----------    ------------------     ---------        -----------------
                                                $1,404,000    $          480,000     $       0        $        (229,000)
                                                ==========    ==================     =========        =================


(1)  Net (write-offs) recoveries against receivables allowance.
(2)  Net write-offs against inventory reserves.
(3)  Sale of Techdyne

                                                                     (continued)

------------------------------------------------------------------
                  COL. A                             COL. E
------------------------------------------------------------------
                                                    Additions
                                                    Balance
                                                    at End of
             Classification                          Period
------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectable accounts          $         753,000

  Reserve for inventory obsolescence                      175,000

  Valuation allowance for deferred tax asset              217,000
                                                -----------------
                                                $       1,145,000
                                                =================
YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectable accounts          $         452,000
  Reserve for inventory obsolescence                      798,000
  Valuation allowance for deferred tax asset              820,000
                                                -----------------
                                                $       2,070,000
                                                =================


YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
   from asset accounts:
  Allowance for uncollectable accounts          $         431,000
  Reserve for inventory obsolescence                      724,000
  Valuation allowance for deferred tax asset              500,000
                                                -----------------
                                                $       1,655,000
                                                =================


(1)  Net (write-offs) recoveries against receivables allowance.
(2)  Net write-offs against inventory reserves.
(3)  Sale of Techdyne