Form 10-Q
period 2002-03-31
MEDICORE INC
filed 2002-05-14
CIK 8643

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number 0-6906

                               MEDICORE, INC.
            (Exact name of registrant as specified in its charter)

                  Florida                                    59-0941551
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

  2337 West 76th Street, Hialeah, Florida                      33016
  (Address of principal executive offices)                   (Zip Code)

                               (305) 558-4000
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -  6,600,275 shares as of April 30, 2002.

                        MEDICORE, INC. AND SUBSIDIARIES

                                   INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2002 and March 31, 2001 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2002 and March 31, 2001.

     2) Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001.

     4) Notes to Consolidated Condensed Financial Statements as of March 31,
        2002.

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

                        MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
Revenues
 Sales:
  Product sales                                     $   241,035    $   208,743
  Medical service revenues                            5,488,045      3,796,149
                                                    -----------    -----------
        Total sales                                   5,729,080      4,004,892
 Other income                                           228,717        162,336
                                                    -----------    -----------
                                                      5,957,797      4,167,228
Cost and expenses:
 Cost of sales:
  Cost of product sales                                 146,566        158,471
  Cost of medical services                            3,394,661      2,460,359
                                                    -----------    -----------
        Total cost of sales                           3,541,227      2,618,830
 Selling, general and administrative expenses         2,062,238      1,331,406
 Provision for doubtful accounts                        186,027         73,893
 Interest expense                                        57,203         44,563
                                                    -----------    -----------
                                                      5,846,695      4,068,692
Income from continuing operations before income
   taxes, minority interest and equity in affiliate
   earnings (loss)                                      111,102         98,536

Income tax provision                                     71,736         17,821
                                                    -----------    -----------

Income from continuing operations before
   minority interest and equity in affiliate
   earnings (loss)                                       39,366         80,715

Minority interest in income of consolidated
   subsidiaries                                          67,689         57,679

Equity in affiliate earnings (loss)                      46,704        (41,155)
                                                    -----------    -----------

Net income (loss) from continuing operations             18,381        (18,119)

Discontinued operations:
Loss from operations of electro-mechanical
   manufacturing operations, net of applicable
   income taxes of $139,000 in 2001                         ---         (7,191)
                                                    -----------    -----------

Net income (loss)                                   $    18,381    $   (25,310)
                                                    ===========    ===========

Earnings (loss) per share:
  Basic                                                 $.--           $.--
                                                        ====           ====
  Diluted                                               $.--           $.--
                                                        ====           ====

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       2002          2001(A)
                                                    ----------    ------------
                                                    (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents                         $ 7,177,646    $10,359,372
  Accounts receivable, less allowances of
    $790,000 at March 31, 2002 and $753,000
    at December 31, 2001                              4,129,723      4,054,718
  Note receivable                                     2,000,000      2,000,000
  Receivable from sale of Techdyne                    1,100,000      1,100,000
  Inventories, less allowance for obsolescence
    of $175,000 at March 31, 2002 and
    December 31, 2001                                   994,455        976,596
  Prepaid expenses and other current assets           1,103,820        975,894
  Deferred income taxes                                 372,000        372,000
                                                    -----------    -----------
        Total current assets                         16,877,644     19,838,580

Property and equipment:
  Land and improvements                               1,027,108      1,027,108
  Building and building improvements                  3,138,642      3,121,406
  Equipment and furniture                             4,836,225      4,728,377
  Leasehold improvements                              2,386,018      2,270,034
                                                    -----------    -----------
                                                     11,387,993     11,146,925
  Less accumulated depreciation and amortization      3,862,605      3,601,794
                                                    -----------    -----------
                                                      7,525,388      7,545,131
Receivable from sale of Techdyne                      1,400,000      1,400,000

Deferred income taxes                                   166,000        166,000

Deferred expenses and other assets                      383,865        360,541

Goodwill                                                523,140        523,140
                                                    -----------    -----------
                                                    $26,876,037    $29,833,392
                                                    ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   961,104    $ 1,629,391
  Accrued expenses and other current liabilities      2,440,115      2,422,805
  Current portion of long-term debt                     651,000        370,000
  Income taxes payable                                      ---      2,322,736
                                                    -----------    -----------
        Total current liabilities                     4,052,219      6,744,932

Long-term debt                                        2,772,933      3,123,645

Deferred income taxes                                   688,000        688,000

Minority interest in subsidiaries                     3,309,735      3,242,046

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized
    12,000,000 shares; 6,600,275 shares issued
    and outstanding at March 31, 2002; and
    December 31, 2001                                    66,002         66,002
  Capital in excess of par value                     12,806,898     12,806,898
  Retained earnings                                   3,180,250      3,161,869
                                                    -----------    -----------
        Total stockholders' equity                   16,053,150     16,034,769
                                                    -----------    -----------
                                                    $26,876,037    $29,833,392
                                                    ===========    ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission in March, 2002.

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                        2002           2001
                                                        ----           ----
Operating activities:
  Net income (loss)                                 $    18,381    $   (25,310)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
    Depreciation                                        269,150        517,627
    Amortization                                          1,162         48,317
    Bad debt expense                                    186,027         73,893
    Provision for inventory obsolescence                    ---        112,971
    Minority interest                                    67,689         57,905
    Equity in affiliate (earnings) loss                 (46,704)        41,155
    Increase (decrease) relating to operating
       activities from:
     Accounts receivable                               (261,032)    (1,882,322)
     Inventories                                        (17,859)       244,069
     Prepaid expenses and other current assets         (127,926)       (97,364)
     Accounts payable                                  (668,287)      (538,695)
     Accrued expenses and other current
        liabilities                                      17,310        268,213
     Income taxes payable                            (2,322,736)        63,741
                                                    -----------    -----------
        Net cash used in operating activities        (2,884,825)    (1,115,800)
Investing activities:
  Additions to property and equipment, net of
    minor disposals                                    (249,407)      (245,624)
  Deferred expenses and other assets                     22,218         (3,199)
  Investment in affiliate                                   ---       (123,011)
  Loan to medical director practice                         ---        (20,000)
                                                    -----------    -----------
        Net cash used in investing activities          (227,189)      (391,834)
Financing activities:
  Line of credit borrowings                                 ---        675,660
  Payments on long-term borrowings                      (69,712)      (199,438)
  Subsidiary repurchase of stock                            ---        (63,396)
  Deferred financing costs                                  ---           (263)
                                                    -----------    -----------
        Net cash (used in) provided by financing
           activities                                   (69,712)       412,563
Effect of exchange rate fluctuations on cash                ---         20,537
Decrease in cash and cash equivalents                (3,181,726)    (1,074,534)
Cash and cash equivalents at beginning of period     10,359,372      1,464,543
                                                    -----------    -----------
Cash and cash equivalents at end of period          $ 7,177,646    $   390,009
                                                    ===========    ===========

See notes to consolidated condensed financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The Consolidated Financial Statements include the accounts of Medicore, Inc., and Medicore's 62% owned subsidiary, Dialysis Corporation of America ("DCA"). Medicore and its subsidiaries are collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. DCA has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes.

     On June 27, 2001, the company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc. ("Techdyne") to Simclar International Limited ("Simclar"). All material intercompany accounts and transactions have been eliminated in consolidation. Techdyne's results of operations are shown as discontinued operations in the Consolidated Condensed Statement of Operations, requiring reclassification of amounts related to Techdyne. See Note 9.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

     The company's principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

Revenue Recognition

     The company follows the guidelines of SEC Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" (SAB101). Medical service revenues are recorded as services are rendered. Product sales are recorded pursuant to agreed upon shipping terms.

Accrued Expenses

     Accrued expenses is comprised as follows:

                                                     March 31,    December 31,
                                                       2002           2001
                                                    ----------    ------------

     Accrued compensation                           $   698,558    $   813,664
     Due to insurance companies                         788,469        671,935
     Payable subsidiary minority interest
        acquisition                                     300,000        300,000
     Other                                              653,088        637,206
                                                    -----------    -----------
                                                    $ 2,440,115    $ 2,422,805
                                                    ===========    ===========

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Other Income

     Other income is comprised as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                        2002           2001
                                                        ----           ----
     Interest income                                $   89,728     $   69,889
     Interest income from discontinued operations          ---          4,676
     Rental income                                      72,570         41,545
     Rental income from discontinued operations            ---         35,670
     Management fee income                              51,160          6,414
     Other                                              15,259          4,142
                                                    -----------    ----------
                                                    $  228,717     $  162,336
                                                    ==========     ==========

Earnings (Loss) Per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
Net income (loss), numerator-basic computation      $  18,381      $ (25,310)
Adjustment due to subsidiaries' dilutive
   securities                                         (10,126)           ---
                                                    ---------      ---------
Net income (loss) as adjusted,
   numerator-diluted computation                    $   8,255      $ (25,310)
                                                    =========      =========

Weighted average shares                             6,600,275      5,710,540
                                                    =========      =========

Earnings (loss) per share:
Basic                                                 $.--           $.--
                                                      ====           ====
Diluted                                               $.--           $.--
                                                      ====           ====

     The company has various stock options outstanding which have not been included on the earnings (loss) per share computation since they were anti-dilutive. See Note 5.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), and in 2001, foreign currency translation adjustments. Below is a detail of comprehensive income (loss) for the three months ended March 31, 2002 and March 31, 2001:

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
     Net income (loss)                              $  18,381      $ (25,310)
     Other comprehensive income (loss):
     Foreign currency translation adjustments             ---        (39,362)
                                                    ---------      ---------
     Comprehensive income (loss)                    $  18,381      $ (64,672)
                                                    =========      =========

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, since the company's remaining goodwill was acquired after June 30, 2001 it will not be amortized but will be subject to impairment testing commencing in 2002. See New Pronouncements below and Note 10.

New Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had no effect on the company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2002, the provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of FAS 142, the goodwill resulting from DCA's acquisition of minority interest in August 2001 will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002, prior to which it was subject to the impairment provisions of Accounting Principles Board Opinion No. 17 "Intangible Assets", and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." The company is evaluating the impact of the impairment testing required by FAS 142, but does not expect that it will have a significant effect on its consolidated results of operations, financial position or cash flows.

     The pro forma consolidated condensed financial information below reflects the company's operating results excluding amortization of goodwill.

                         SUMMARY PRO FORMA INFORMATION
                                  (Unaudited)
                                                   Three Months Ended
                                                      March 31, 2001
                                            ----------------------------------
                                                         Goodwill      Pro
                                               Actual  Amortization   Forma
                                               ------  ------------   -----
Net (loss) from continuing operations       $ (18,119)  $   2,325   $ (15,794)
(Loss) income, net of tax, of
  discontinued operations                      (7,191)     44,409      37,218
                                            ---------   ---------   ---------
Net (loss) income                           $ (25,310)  $  46,734   $  21,424
                                            =========   =========   =========

(Loss) earnings per share:
  Basic                                       $.---                   $.---
  Diluted                                     $.---                   $.---

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144). FAS 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of." The company is required to adopt FAS 143 and FAS 144 in 2002. The company does not expect that FAS 143 and FAS
144 will have a material impact on its consolidated results of operations, financial position or cash flows.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 2002 and March 31, 2001 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's latest annual report for the year ended December 31, 2001.

NOTE 3--Long-Term Debt

     The company's medical products division has a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit originally matured April 22, 2001, was extended to July 22, 2001 and subsequently extended to January 22, 2003 and is secured by the accounts receivable and inventory of the company's medical products division. The line had an outstanding balance of approximately $186,000 at March 31, 2002 and December 31, 2001.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $53,000 and $61,000 at March 31, 2002 and December 31, 2001, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $67,000 and $77,000 at March 31, 2002 and December 31, 2001, respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1.5% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan had an outstanding balance of approximately $688,000 and $700,000 at March 31, 2002 and December 31, 2001, respectively.

     In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest initially at 8.29% which was revised to 7.59% in March 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company. The remaining principal balance under this mortgage amounted to approximately $771,000 and $776,000 at March 31, 2002 and December 31, 2001, respectively.

     The company's debt included that of Techdyne and its subsidiaries Lytton and Techdyne (Europe) until the company sold its interest in Techdyne in June 2001. See Consolidation under Note 1 above and Note 9.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 3--Long-Term Debt--Continued

     DCA has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. Financing under this agreement represents a noncash financing activity which is a supplemental disclosure required by FAS 95 "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,646,000 and $1,678,000 at March 31, 2002 and December 31, 2001, respectively.

     The prime rate was 4.75% as of March 31, 2002 and December 31, 2001.

     Interest payments on debt amounted to approximately $60,000 for the three months ended March 31, 2002 and $226,000 for the same period of the preceding year.

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

     Income tax payments were approximately $2,458,000 for the three months ended March 31, 2002 and $3,000 for the same period of the preceding year.

NOTE 5--Stock Options

     On June 11, 1997, the board of directors granted a five-year non-qualified stock option under the company's 1989 Stock Option Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the market price on that date. These options remain outstanding at March 31, 2002. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant. In June 2001, 115,000 options were exercised with cash payment of the par value and the balance due on the exercise forgiven resulting in an expense of approximately $158,000. There are 739,000 options outstanding under the 1989 Plan at March 31, 2002.

     On February 17, 2000, the company granted 150,000 non-qualified and 325,000 incentive stock options under its 2000 Stock Option Plan. The options are exercisable for three years at $3.25 to February 16, 2003 and remain outstanding at March 31, 2002.

     In January, 2000, the company issued options to purchase 150,000 shares of its common stock exercisable as a finder's fee in conjunction with the company's investment in Linux Global Partners exercisable at $3.00 per share through January 31, 2002. One of these options for 25,000 shares has been extended through January 31, 2003. See Note 8.

     In June, 1998, DCA's board of directors granted an option under the now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 5--Stock Options--Continued

     In April, 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. On January 2, 2001, DCA's board of directors granted to DCA's president an option for 165,000 shares exercisable at $1.25 per share with 33,000 options vesting January 2001 and 33,000 options vesting each January 1 for the next four years.

     In September, 2001, DCA's board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006 to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest 15,000 options each September 5 commencing September 5, 2002.

     In March 2002, DCA's board of director's granted a five-year option for 30,000 shares exercisable at $3.15 per share through February 28, 2007 to an officer. The options vest 7,500 each February 28 from 2003 through 2006.

NOTE 6--Commitments and Contingencies

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of March 31, 2002.

     Lytton sponsors a 401(k) Profit Sharing Plan adopted by the company and Techdyne as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense of the company amounted to approximately $3,000 for the three months ended March 31, 2002 and the three months ended March 31, 2001. Techdyne and Lytton are reflected in discontinued operations for 2001. Subsequent to the sale of its interest in Techdyne in June 2001, the company remains as a participating employer in this multi-employer plan. See Notes 1 and 9.

NOTE 7--Business Segment Data

     The following summarizes information about the company's three business segments, dialysis treatment centers (medical services), medical products and new technology. The medical products and new technology divisions have been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price. The company sold its interest in Techdyne in June 2001 for which the operating results have been reclassified as discontinued operations and accordingly are not included in the business segment data below. See Notes 1 and 9.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 7--Business Segment Data--Continued

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
BUSINESS SEGMENT REVENUES
Medical products                                    $   243,967    $   208,760
Medical services                                      5,605,839      3,920,066
New technology                                           50,000         54,247
Corporate                                                59,099         44,682
Elimination of corporate rental charges
    to medical products                                     ---         (1,830)
Elimination of medical services interest
    charge to new technology                                ---        (54,247)
Elimination of medical services
    interest charge to corporate                         (1,108)        (4,450)
                                                    -----------    -----------
                                                    $ 5,957,797    $ 4,167,228
                                                    ===========    ===========
BUSINESS SEGMENT PROFIT (LOSS)
Medical products                                    $   (13,021)   $   (54,319)
Medical services                                        240,097        208,938
New technology                                           50,000            ---
Corporate                                              (165,974)       (56,083)
                                                    -----------    -----------
                                                    $   111,102    $    98,536
                                                    ===========    ===========

NOTE 8--Investment

     During 2000, the company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners, Inc. ("LGP"), a private company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. During that period, the company also acquired an 8% ownership interest in LGP. The company's investment of $120 in LGP is accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001.
The company borrowed the funds for its financing of LGP from DCA under the same terms and at the same interest rate as its loan to LGP. Interest on the notes amounted to approximately $50,000 for the three months ended March 31, 2002 and $54,000 for the same period of the preceding year. Interest receivable on the notes from LGP amounted to approximately $332,000 at March 31, 2002 and $282,000 at December 31, 2001 and is included in prepaid expenses and other current assets. The company agreed to extend the maturity of its notes receivable from LGP on several occasions, first to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP.
The company transferred 100,000 of these shares to DCA in consideration for our subsidiary's extension of the loan to us. This increased DCA's ownership in LGP to 400,000 shares, including 300,000 LGP shares previously securing a note receivable written off by DCA with a cost basis of approximately $140,000, which is included in deferred expenses and other assets. Additionally, LGP agreed to repay all monies owed to us prior to any other use of its private placement proceeds if we chose not to convert the loans. On May 14, 2001, LGP repaid the $200,000 August, 2000 loan plus $15,500 accrued interest. The company made payment of $215,500 to DCA. In June, 2001, LGP paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the company repaid DCA the remaining outstanding loan of $2,000,000 and accrued interest of $279,000. On August 2, 2001, the company entered into an Extension Agreement with LGP extending the maturity date of the loans pending completion of LGP's proposed private placement, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but no repayments.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 9--Sale of Techdyne Interest

     On April 6, 2001, the company entered into an agreement with Simclar to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000, with an earn-out consisting of 3% of consolidated Techdyne sales, net of returns, allowances and bad debts for the three fiscal years commencing January 1, 2001 with a $2,500,000 minimum and $5,000,000 maximum earn-out. The earn-out is payable in cash by March 31 of each year for the earn-out period just ended. A receivable of $1,100,000, has been included in current assets with the remaining $1,400,000 of the minimum $2,500,000 earn-out reflected as non-current. In April 2002, the company received the first earn-out payment of approximately $1,100,000. The sale was subject to approval by the company's shareholders' which was obtained at the company's annual shareholders' meeting on June 27, 2001, with the sale to Simclar closing that same day. See Note 1.

     The pro forma consolidated condensed financial information presented below reflects the sale of the company's interest in Techdyne as if it had occurred as of January 1, 2001. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the company to Techdyne and which were included in the actual results of operations of Techdyne. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale. The summary pro forma information is not necessarily representative of what the company's results of operations would have been if the sale had actually occurred as of January 1, 2001 and may not be indicative of the company's operating results for any future periods.

                          SUMMARY PRO FORMA INFORMATION
                                  (Unaudited)

                                                Three Months Ended
                                                  March 31, 2001
                                                ------------------
     Total revenues                                 $4,163,000
                                                    ===========

     Net loss                                       $ (113,000)
                                                    ===========

     Loss per share:
        Basic                                          $(.02)
                                                       =====
        Diluted                                        $(.02)
                                                       =====

     The company recorded a pre-tax gain on the sale of its interest in Techdyne of approximately $4,200,000, including the $2,500,000 minimum earn-out after estimated costs of $200,000, with estimated income taxes of approximately $1,600,000.

     The Consolidated Condensed Statement of Operations reflects as discontinued operations the results of operations of Techdyne, net of applicable taxes. Certain reclassifications have been made to prior period amounts in accordance with this presentation.

     The company provided certain financial and administrative services to Techdyne under a service agreement. Subsequent to the company's sale of its 71.3% ownership interest in Techdyne to Simclar on June 27, 2001, the company continued to provide services under the agreement through July 15, 2001, the effective date of cancellation of the agreement.

     Simclar refinanced Techdyne's long-term debt and Techdyne repaid its remaining loan payable to the company including accrued interest in October 2001. See Note 1.

                        MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 10--Acquisition of Minority Interest

     In August 2001, DCA acquired the 30% minority interest in DCA of So. Ga., LLC, giving it a 100% ownership interest, for $600,000 with $300,000 paid in cash and $300,000 payable in August, 2002 with this liability included in accrued expenses and other current liabilities. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. DCA's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from which DCA acquired the minority interest has an agreement to act as medical director of another of DCA's subsidiaries. If this party should fail to satisfy the terms of the agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide the investor with a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. In conjunction with our discussion of MD&A, shareholders should read the company's consolidated condensed financial statements, including the notes, contained in this Quarterly Report on Form 10-Q.

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995
contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of the medical products and new technology divisions in which we are engaged, the future and development of the dialysis industry in which our 62% owned public subsidiary, DCA, is engaged, anticipated revenues, our need for sources of funding for expansion, our business strategies and plans for future operations, our need for sources of funding for expansion opportunities and construction, expenditures and costs, and similar matters that are not historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operating
or financial performance, identify forward-looking statements.   Such forward-
looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic and business conditions, opportunities pursued by the company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Annual Report on Form 10-K (Item 1, "Business"), and provided to our shareholders. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as to the date made, and which the company undertakes no obligation to revise to reflect events after the date made.

     Essential to the profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by CMS. The level of DCA's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Operating costs tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates.

     The healthcare industry, is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures promulgated by the government to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that DCA will not be required to restructure its practice and will not experience material adverse effects as a result of any such challenges or changes.

     DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources that have a significant advantage in acquiring and/or developing facilities in areas targeted by DCA. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller patient base until it matures.

     Our venture into new technology is uncertain and competitive. We initiated this segment in early 2000 with our investment and financing of LGP, a private company involved with investments in Linux operating systems and software companies and developing a Linux desktop software system. LGP remains in its initial and development stage. Linux software systems require development and financing and are subject to uncertainties as to market acceptance, reliability, and other risks associated with new technologies.

Results of Operations

     Consolidated revenues, after reclassification of discontinued operations for the first quarter of 2001 due to our sale of Techdyne on June 27, 2001, increased by approximately $1,791,000 (43%) for the three months ended March 31, 2002 compared to the same period of the preceding year. Sales revenues increased by approximately $1,724,000 (43%) compared to the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income increased approximately $66,000 for the three months ended March 31, 2002 compared to the preceding year. Interest income increased approximately $15,000 due to investment of the proceeds from the sale of Techdyne. Management fee income which relates to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate which commenced operations in February 2001 increased $45,000. Miscellaneous other income increased by $11,000 and rental income decreased by $5,000. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues increased approximately $32,000 (15%) for the three months ended March 31, 2002 compared to the same period of the preceding year. Management is attempting to be more competitive in lancet sales through overseas purchases and is attempting to expand its customer base. The medical products division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our DCA dialysis division, increased approximately $1,692,000 (45%) for the three months ended March 31, 2002 compared to the same period of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $311,000, including revenues of approximately $113,000 for our new Mechanicsburg center which commenced operations in January 2002; increased revenues of approximately $262,000 for our New Jersey centers, and increased revenues of approximately $1,091,000 for our Georgia centers, two of which became operational in the third quarter of 2001. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Cost of goods sold as a percentage of consolidated sales, after reclassification of discontinued operations for the first quarter of 2001 due to our sale of Techdyne, amounted to 62% for the three months ended March 31, 2002 compared to 65% for the same period of the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Cost of goods sold for the medical products division as a percentage of sales amounted to 61% compared to 76% for the preceding year. Changes in cost of goods sold for this division resulted from a change in product mix and a shift to overseas purchase of lancets.

     Cost of medical services sales as a percentage of sales decreased to 62% for the three months ended March 31, 2002, compared to 65% for the same period of the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, after reclassification of discontinued operations for the first quarter of 2001 due to our sale of Techdyne, increased $731,000 for the three months ended March 31, 2002 compared to the same period of the preceding year. This increase reflects operations of DCA's new dialysis centers in Georgia and Pennsylvania, and the cost of additional support personnel for DCA. As a percent of consolidated sales revenue, selling, general and administrative expenses increased to 36% for the three months ended March 31, 2002 compared to 33% for the same period of the preceding year, largely as a result of additional dialysis support activities associated with DCA's expanded operations. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Provision for doubtful accounts receivable increased approximately $112,000 for the three months ended March 31, 2002 compared to the same period of the preceding year. The provision for doubtful accounts amounted to 3% of sales for the three months ended March 31, 2002 compared to 2% for the same period of the preceding year. This increase reflects different collectibility levels associated with DCA's operations in different geographic areas, such as DCA's expanded Georgia operations, and with new dialysis centers such as the Mechanicsburg, Pennsylvania center.

     Interest expense, after reclassification of discontinued operations for the first quarter of 2001 due to our sale of Techdyne, increased by approximately $13,000 for the three months ended March 31, 2002 compared to the same period of the preceding year, primarily as a result of additional DCA equipment financing agreements, and DCA's April, 2001 Georgia mortgage with the effect of the increased borrowings offset somewhat by lower interest rates. See Notes 1, 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The prime rate was 4.75% at March 31, 2002 and December 31, 2001.

     Equity in affiliate earnings (loss) represents equity in the results of operations of DCA's Ohio affiliate, in which DCA has a 40% ownership interest. This dialysis center, which commenced operations in February, 2001, was profitable for the first quarter of 2002 but operated at a loss for the same period of the preceding year.


Liquidity and Capital Resources

     Working capital totaled $12,825,000 at March 31, 2002, which reflects a decrease of $268,000 (2%) during the three months ended March 31, 2002. The change in working capital included a decrease in cash of $3,182,000, including net cash used in operating activities of $2,885,000 (which is largely related to the decreases in accounts payable and income taxes payable from substantial payments in the first quarter of 2002), net cash used in investing activities of $227,000 (mostly additions to property, plant and equipment) and net cash used in financing activities of $70,000 (consisting of payments on long-term debt).

     During 2000, we acquired an 8% interest in LGP, which interest is now approximately 12% with DCA holding an approximately 2% interest, and loaned LGP $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from DCA, with the loans having the same terms as our loans to LGP. Interest on the notes amounted to $50,000 for the three months ended March 31, 2002 compared to $54,000 for the same period of the preceding year. In May, 2001, LGP made a payment of $215,500 to us for the August, 2000
$200,000 principal balance and $15,500 accrued interest. We paid a like amount to DCA. In June, 2000, LGP paid $100,000 toward the accrued interest due on the notes. In June, 2001, we repaid DCA the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into an Extension Agreement with LGP extending the maturity date of the loans in consideration for additional LGP shares of common stock, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but not any repayments. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     DCA has mortgages with a Maryland bank on two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $114,000 at March 31, 2002 and $138,000 at December 31, 2001.
DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. This loan had an outstanding balance of $688,000 at March 31, 2002 and $700,000 at December 31, 2001. In April 2001, DCA obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $771,000 at March 31, 2002 and $776,000 at December 31, 2001.
DCA has an equipment financing agreement for kidney dialysis machines for its facilities which had an outstanding balance of $1,646,000 at March 31, 2002 and $1,678,000 at December 31, 2001. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     DCA needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of DCA's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is normally more expensive than construction, although acquisition provides an immediate ongoing operation. DCA plans to expand its operations primarily through development of new centers. Development of a dialysis facility to initiate operations typically takes four to six months and usually 12 months or longer to generate income. DCA opened its eleventh center in Mechanicsburg, Pennsylvania in January 2002, is in the planning stages for two new facilities, one in Ohio and one in Maryland, and completed the acquisition of a dialysis unit in Georgia in April 2002 for $550,000. DCA acquired the remaining 30% minority interest in its DCA of So. Ga., LLC subsidiary in August, 2001 for $600,000 with $300,000 paid in cash and $300,000 payable in one year, giving DCA a 100% ownership interest in that subsidiary. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

     DCA is in different phases of negotiations for additional outpatient centers. No assurance can be given that DCA will be successful in implementing its growth strategy or that financing will be available to support such expansion. A substantial portion of the proceeds from the sale of Techdyne are anticipated to be used for expansion of our dialysis operations.

     The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

     We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

Discontinued Operations

     The company sold its 71.3% interest in Techdyne in June 2001. Accordingly, the results of operations of Techdyne, net of applicable taxes, have been reflected as discontinued operations in our Consolidated Condensed Statements of Operations with prior period amounts reclassified to conform to this presentation. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

New Accounting Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144). The adoption of the new accounting pronouncements is not expected to have a significant effect on the company's results of consolidated operations, financial position or cash flows. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

Critical Accounting Policies

     The company has significant accounting policies relating to estimates and revenue recognition as more fully described in Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $6,493,000 invested as of March 31, 2002. A 1/2% decrease in rates on our investments as of March 31, 2002 would have resulted in a negative impact of approximately $3,000 on our results of operations for the first quarter of 2002.

     We also have interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,007,000 of such debt outstanding as of March 31, 2002. A 1% increase in interest rates on our variable rate debt as of March 31, 2002 would have resulted in a negative impact of approximately $1,000 on our results of operations for the first quarter of 2002.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits

         Part I Exhibits

              None

         Part II Exhibits

              None

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                         /s/ DANIEL R. OUZTS
                                       By---------------------------------
                                         DANIEL R. OUZTS, Vice President/
                                         Finance, Controller and Principal
                                         Financial Officer

Dated:  May 14, 2002