Form 10-Q
period 2002-06-30
MEDICORE INC
filed 2002-08-12
CIK 8643

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2002
                                    ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from __________________ to ________________

Commission  file  number  0-6906
                          ------

                                 MEDICORE, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                         59-0941551
 -------------------------------------------------    --------------------
(State  or  other  jurisdiction  of  incorporation     (I.R.S.  Employer
or  organization)                                      Identification No.)


2337  West 76th Street, Hialeah, Florida                       33016
-------------------------------------------               ---------------
(Address  of  principal  executive  offices)                   (Zip
Code)

                                 (305) 558-4000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X] or  No [ ]

Common  Stock  Outstanding

     Common  Stock,  $.01  par  value  -  6,600,275  shares as of July 31, 2002.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX


PART  I  --  FINANCIAL  INFORMATION
-------      ----------------------


     The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 2002 and June 30, 2001 include the accounts of the Registrant and all its subsidiaries.

Item  1.     Financial  Statements
--------     ---------------------

     1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 2002 and June 30, 2001.

     2) Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001.

     4)   Notes  to  Consolidated  Condensed Financial Statements as of June 30,
          2002.


Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------     Results  of  Operations
             -------------------------------------------------------------------

Item  3.     Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------     ----------------------------------------------------------------


PART  II   --   OTHER  INFORMATION
--------        ------------------

Item  1.     Legal  Proceedings
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

                        PART I  --  FINANCIAL INFORMATION
                        ---------------------------------

     ITEM  1.          FINANCIAL  STATEMENTS
     --------          ---------------------

                         MEDICORE, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                   ------------------------  -------------------------
Revenues:                                                             2002         2001         2002          2001
                                                                   ----------  ------------  -----------  ------------
Sales:
 Product sales                                                     $  220,685  $   203,937   $   461,720  $   412,680
 Medical service revenues                                           6,315,478    4,299,145    11,803,523    8,095,294
                                                                   ----------  ------------  -----------  ------------
   Total sales                                                      6,536,163    4,503,082    12,265,243    8,507,974
Other income                                                          212,700      179,442       441,417      341,778
                                                                   ----------  ------------  -----------  ------------
                                                                    6,748,863    4,682,524    12,706,660    8,849,752
Cost and expenses:
Cost of sales:
 Cost of product sales                                                140,284      379,874       286,850      538,345
 Cost of medical services                                           3,717,051    2,803,140     7,111,712    5,263,499
                                                                   ----------  ------------  -----------  ------------
   Total cost of sales                                              3,857,335    3,183,014     7,398,562    5,801,844
Selling, general and administrative expenses                        2,159,305    2,679,278     4,221,543    4,010,684
Provision for doubtful accounts                                       242,156      122,190       428,183      196,083
Interest expense                                                       61,327       63,765       118,530      108,328
                                                                   ----------  ------------  -----------  ------------
                                                                    6,320,123    6,048,247    12,166,818   10,116,939
Income (loss) from continuing operations before income
 taxes, minority interest and equity in affiliate earnings (loss)     428,740   (1,365,723)      539,842   (1,267,187)

Income tax provision (benefit)                                        166,087     (826,697)      237,823     (808,876)
                                                                   ----------  ------------  -----------  ------------

Income (loss) from continuing operations before
 minority interest and equity in affiliate earnings (loss)            262,653     (539,026)      302,019     (458,311)

Minority interest in income of
 consolidated subsidiaries                                            143,398       69,001       211,087      126,680

Equity in affiliate earnings (loss)                                    13,621       (5,236)       60,325      (46,391)
                                                                   ----------  ------------  -----------  ------------

Net income (loss) from continuing operations                          132,876     (613,263)      151,257     (631,382)

Discontinued operations:
Loss from operations of electro-mechanical manufacturing
 operations, net of applicable income tax (benefit)
 provision of $(114,000) and $25,000                                      ---     (955,623)          ---     (962,814)
Gain on disposal of electro-mechanical manufacturing
 operations, net of applicable income taxes of
 $1,600,000                                                               ---    2,605,175           ---    2,605,175
                                                                   ----------  ------------  -----------  ------------
Net income                                                         $  132,876  $ 1,036,289   $   151,257  $ 1,010,979
                                                                   ==========  ============  ===========  ============

Earnings per share:
   Basic                                                           $      .02  $       .18   $       .02  $       .18
                                                                   ==========  ============  ===========  ============
   Diluted                                                         $      .02  $       .18   $       .02  $       .18
                                                                   ==========  ============  ===========  ============


See  notes  to  consolidated  condensed  financial  statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  June  30,    December  31,
                                                                     2002        2001(A)
                                                                  -----------  ------------
                                                                  (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $ 8,229,669  $ 10,359,372
  Accounts receivable, less allowances of
    $438,000 at June 30, 2002 and $753,000 at December 31, 2001     3,959,813     4,054,718
  Note receivable                                                   2,000,000     2,000,000
  Receivable from sale of Techdyne                                  1,100,000     1,100,000
  Inventories, less allowance for obsolescence
    of $160,000 at June 30, 2002 and December 31, 2001                971,308       976,596
  Prepaid expenses and other current assets                         1,489,755       975,894
  Deferred income taxes                                               372,000       372,000
                                                                  -----------  ------------
   Total current assets                                            18,122,545    19,838,580

Property and equipment:
  Land and improvements                                             1,027,108     1,027,108
  Building and building improvements                                3,184,632     3,121,406
  Equipment and furniture                                           4,863,006     4,728,377
  Leasehold improvements                                            2,481,581     2,270,034
                                                                  -----------  ------------
                                                                   11,556,327    11,146,925
  Less accumulated depreciation and amortization                    3,934,374     3,601,794
                                                                  -----------  ------------
                                                                    7,621,953     7,545,131
Receivable from sale of Techdyne                                      295,000     1,400,000

Deferred income taxes                                                 166,000       166,000

Other assets                                                          402,775       360,541

Goodwill                                                              923,140       523,140
                                                                  -----------  ------------
                                                                  $27,531,413  $ 29,833,392
                                                                  ===========  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $ 1,120,604  $  1,629,391
  Accrued expenses and other current liabilities                    2,695,999     2,422,805
  Current portion of long-term debt                                   755,000       370,000
  Income taxes payable                                                    ---     2,322,736
                                                                  -----------  ------------
   Total current liabilities                                        4,571,603     6,744,932

Long-term debt                                                      2,620,330     3,123,645

Deferred income taxes                                                 688,000       688,000

Minority interest in subsidiaries                                   3,461,703     3,242,046

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
     6,600,275 shares issued and outstanding at June 30, 2002;
     and December 31, 2001                                             66,002        66,002
  Capital in excess of par value                                   12,810,649    12,806,898
  Retained earnings                                                 3,313,126     3,161,869
                                                                  -----------  ------------
   Total stockholders' equity                                      16,189,777    16,034,769
                                                                  -----------  ------------
                                                                  $27,531,413  $ 29,833,392
                                                                  ===========  ============

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

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six  Months  Ended
                                                                      June 30,
                                                             --------------------------
Operating activities:                                            2002          2001
                                                             ------------  ------------
 Net income                                                  $   151,257   $ 1,010,979
 Adjustments to reconcile net income
     to net cash used in operating activities:
 Depreciation                                                    548,746     1,073,553
 Amortization                                                      2,323        96,375
 Bad debt expense                                                428,183       300,083
 Provision for inventory obsolescence                                ---       349,805
 Minority interest                                               211,087      (254,637)
 Gain on sale of Techdyne                                            ---    (2,605,175)
 Equity in affiliate (earnings) loss                             (60,325)       46,391
 Stock and option compensation                                     3,751     1,032,550
 Subsidiary forgiveness of stock option notes                        ---       207,825
 Increase (decrease) relating to operating activities from:
  Accounts receivable                                           (333,278)     (454,312)
  Inventories                                                      5,288       784,495
  Prepaid expenses and other current assets                     (513,861)     (231,734)
  Accounts payable                                              (508,787)   (1,379,647)
  Accrued expenses and other current liabilities                 273,194       274,663
  Income taxes payable                                        (2,322,736)     (914,417)
                                                             ------------  ------------
Net cash used in operating activities                         (2,115,158)     (663,203)

Investing activities:
 Additions to property and equipment, net of minor disposals    (475,568)     (445,010)
 Net proceeds from sale of Techdyne                                  ---     9,852,114
 Earn-out payment on sale of Techdyne                          1,105,000           ---
 Acquisition of dialysis center                                 (550,000)          ---
 Collection on notes receivable                                      ---       200,000
 Investment in affiliate                                             ---      (152,810)
 Decrease in loan to medical director practice                       ---         5,000
 Sale of minority interest in subsidiaries                         8,570           ---
 Other assets                                                     15,768       (20,787)
                                                            ------------  ------------
Net cash provided by investing activities                        103,770     9,438,507

Financing activities:
 Line of credit borrowings                                        56,627       507,292
 Proceeds from long-term borrowings                                  ---       787,500
 Payments on long-term borrowings                               (174,942)     (413,782)
 Subsidiaries repurchase of stock                                    ---       (63,396)
 Deferred financing costs                                            ---       (11,882)
                                                            ------------- -------------
  Net cash (used in) provided by financing activities           (118,315)      805,732
Effect of exchange rate fluctuations on cash                         ---        32,478
                                                             ------------  ------------
(Decrease) increase in cash and cash equivalents              (2,129,703)    9,613,514
Cash and cash equivalents at beginning of period              10,359,372     1,464,543
                                                             ------------  ------------
Cash and cash equivalents at end of period                   $ 8,229,669   $11,078,057
                                                             ============  ============

See  notes  to  consolidated  condensed  financial  statements.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

Accrued  Expenses

     Accrued  expenses  is  comprised  as  follows:

                                                   JUNE 30,   DECEMBER 31,
                                                     2002        2001
                                                  ----------  ----------
Accrued compensation                              $  639,793  $  813,664
Due to insurance companies                           975,430     671,935
Payable subsidiary minority interest acquisition     300,000     300,000
Other                                                780,776     637,206
                                                  ----------  ----------
                                                  $2,695,999  $2,422,805
                                                  ==========  ==========

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)
Other  Income

     Other  income  is  comprised  as  follows:

                                               Three Months Ended   Six Months Ended
                                                    June 30,           June 30,
                                              ------------------  ------------------
                                                2002      2001      2002      2001
                                              --------  --------  --------  --------
Interest income                               $ 87,656  $ 59,752  $177,384  $129,641
Interest income from discontinued operations       ---     3,321       ---     7,997
Rental income                                   73,599    41,540   146,169    83,085
Rental income from discontinued operations         ---    37,500       ---    73,170
Management fee income                           42,985    31,834    94,145    38,248
Other                                            8,460     5,495    23,719     9,637
                                              --------  --------  --------  --------
                                              $212,700  $179,442  $441,417  $341,778
                                              ========  ========  ========  ========

Earnings  Per  Share
     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                                                                         Three Months Ended       Six Months Ended
                                                                               June 30,                June 30,
                                                                      -----------------------  -----------------------
                                                                         2002         2001        2002         2001
                                                                      -----------  ----------  -----------  ----------
Net income, numerator-basic computation                               $  132,876   $1,036,289  $  151,257   $1,010,979
Adjustment due to subsidiaries' dilutive securities                      (23,886)         ---     (33,320)         ---
                                                                      -----------  ----------  -----------  ----------
Net income as adjusted, numerator-diluted computation                 $  108,990   $1,036,289  $  117,937   $1,010,979
                                                                      ===========  ==========  ===========  ==========

Weighted average shares-denominator basic computation                  6,600,275    5,749,958   6,600,275    5,729,806
Effect of dilutive stock options                                             ---          ---

Weighted average shares, as adjusted-denominator diluted computation     194,738          ---     153,253          ---
                                                                      -----------  ----------  -----------  ----------
                                                                       6,795,013    5,749,958   6,753,528    5,729,866
                                                                      ===========  ==========  ===========  ==========
Earnings per share:
Basic                                                                 $      .02   $      .18  $      .02   $      .18
                                                                      ===========  ==========  ===========  ==========
Diluted                                                               $      .02   $      .18  $      .02   $      .18
                                                                      ===========  ==========  ===========  ==========

Comprehensive Income

     Comprehensive income consists of net income, and in 2001, foreign currency translation adjustments. Below is a detail of comprehensive income for the three months and six months ended June 30, 2002 and June 30, 2001:


                                                             Three Months Ended     Six Months Ended
                                                                   June 30,               June 30,
                                                      -----------------------------  ---------------------
                                                            2002           2001        2002       2001
                                                      ----------------  -----------  --------  -----------
Net income                                            $        132,876  $1,036,289   $151,257  $1,010,979
Other comprehensive income (loss):
Foreign currency translation adjustments                           ---         (54)       ---     (39,416)
Reclassification adjustment foreign currency
     Translation adjustments upon sale of subsidiary               ---     197,937        ---     197,934
                                                      ----------------  -----------  --------  -----------
Total other comprehensive income                                   ---     197,883        ---     158,518
                                                      ----------------  -----------  --------  -----------
Comprehensive income                                  $        132,876  $1,234,172   $151,257  $1,169,497
                                                      ================  ===========  ========  ===========

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

New  Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had no effect on the company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separable intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of FAS 142, the goodwill resulting from DCA's acquisition of minority interest in August 2001 is not being amortized for book purposes and is subject to the impairment testing provisions of FAS 142 commencing in 2002, prior to which it was subject to the annual impairment provisions of Accounting Principles Board Opinion No. 17 "Intangible Assets," and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." This goodwill is also subject to the transitional goodwill testing provisions of FAS 142 which require testing during the first six months of 2002 for previously recorded goodwill, which testing indicated no impairment for this goodwill. The goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142. The company is evaluating the impact of the impairment testing required by FAS 142, but does not expect that it will have a significant effect on its consolidated results of operations, financial position or cash flows.

     The pro forma consolidated condensed financial information below reflects the company's operating results excluding amortization of goodwill.

                          SUMMARY PRO FORMA INFORMATION
                                   (UNAUDITED)

                                                             Three Months Ended                  Six Months Ended
                                                               June 30, 2001                      June 30, 2001
                                               ---------------------------------------  --------------------------------------
                                                              Goodwill         Pro                     Goodwill         Pro
                                                 Actual     Amortization      Forma       Actual     Amortization      Forma
                                               -----------  -------------  -----------  -----------  -------------  -----------
Net loss from continuing operations            $ (613,263)  $       2,325  $ (610,938)  $ (631,382)  $       4,650  $ (626,732)
Loss from discontinued operations, net of tax    (955,623)         44,409    (911,214)    (962,814)         88,818    (873,996)
Gain on disposal of discontinued operations,
     net of tax                                 2,605,175             ---   2,605,175    2,605,175             ---   2,605,175
                                               -----------  -------------  -----------  -----------  -------------  -----------
Net income                                     $1,036,289   $      46,734  $1,083,023   $1,010,979   $      93,468  $1,104,447
                                               ===========  =============  ===========  ===========  =============  ===========

Earnings per share:
     Basic                                     $      .18                  $      .19   $      .18                  $      .19
                                               ===========                 ===========  ===========                 ===========
     Diluted                                   $      .18                  $      .19   $      .18                  $      .19
                                               ===========                 ===========  ===========                 ===========

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  1--SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES--(CONTINUED)

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

NOTE  2--INTERIM  ADJUSTMENTS

     The financial summaries for the three months and six months ended June 30, 2002 and June 30, 2001 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's latest annual report for the year ended December 31, 2001.

NOTE  3--LONG-TERM  DEBT

     The company's medical products division has a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit matures January 22, 2003 and is secured by the accounts receivable and inventory of the company's medical products division. The line had an outstanding balance of approximately $242,000 at June 30, 2002 and $186,000 at December 31, 2001.

In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $45,000 and $61,000 at June 30, 2002 and December 31, 2001, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately
$57,000  and  $77,000  at  June  30,  2002  and December 31, 2001, respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1.5% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan had an outstanding balance of approximately $680,000 and $700,000 at June 30, 2002 and December 31, 2001, respectively.

     In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest initially at 8.29% which was revised to 7.59% in March 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company. The remaining principal balance under this mortgage amounted to approximately $766,000 and $776,000 at June 30, 2002 and December 31, 2001, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  3--LONG-TERM  DEBT--(CONTINUED)

     The company's debt included that of Techdyne and its subsidiaries Lytton and Techdyne (Europe) until the company sold its interest in Techdyne in June 2001. See Consolidation under Note 1 above and Note 9.

     DCA has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. There was no additional financing during the first half of 2002 and $73,000 additional financing for the same period of the preceding year. Financing under this agreement represents a noncash financing activity, which is a supplemental disclosure, required by FAS 95 "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,576,000 and $1,678,000 at June 30, 2002 and December 31, 2001, respectively.

     The  prime  rate  was  4.75%  as  of  June  30, 2002 and December 31, 2001.

     Interest payments on debt amounted to approximately $35,000 and $84,000 for the three months and six months ended June 30, 2002 and $222,000 and $463,000 for the same periods of the preceding year.

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

     Income tax payments were approximately $122,000 and $2,580,000 for the three months and six months ended June 30, 2002 and $214,000 and $217,000 for the same periods of the preceding year.

NOTE  5--STOCK  OPTIONS

     On June 11, 1997, the board of directors granted a five-year non-qualified stock option under the company's 1989 Stock Option Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the market price on that date. That option expired June 10, 2002. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant, through July 26, 2005. In June 2001, two of those options for 115,000 shares were exercised with cash payment of the par value and the balance due on exercise with a promissory note then forgiven resulting in an expense of approximately $158,000. There are 704,000 options outstanding under the 1989 Plan at June 30, 2002.

     On February 17, 2000, the company granted 150,000 non-qualified and 325,000 incentive stock options under its 2000 Stock Option Plan. The options are exercisable for three years at $3.25 to February 16, 2003 and remain outstanding at June 30, 2002.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  5--STOCK  OPTIONS--(CONTINUED)

     In April, 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes with interest at 6.2%. On January 2, 2001, DCA's board of directors granted to DCA's president an option for 165,000 shares exercisable at $1.25 per share with 66,000 options vested as of January 2002 and 33,000 options vesting January 1 for each of the next three years.

     In September, 2001, DCA's board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006 to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest 15,000 options each September 5 commencing September 5, 2002.

     In March 2002, DCA's board of director's granted a five-year option for 30,000 shares exercisable at $3.15 per share through February 28, 2007 to an officer. The option vests 7,500 shares each February 28 from 2003 through 2006.

     In May, 2002, DCA's board of directors granted five-year options for 10,500 shares of DCA common stock to 17 employees, exercisable at $4.10 per share through May 28, 2007. All options vest on May 29, 2004, and if there is a change in affiliation of the employee with responsibilities to DCA which are of a lesser nature than prior to the affiliation change, DCA has the discretion to terminate the option of such employee.

NOTE  6--COMMITMENTS  AND  CONTINGENCIES

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of June 30, 2002.

     Lytton, Incorporated, a subsidiary of Techdyne, sponsors a 401(k) Profit Sharing Plan adopted by the company and Techdyne as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense of the company amounted to approximately $2,000 and $5,000 for the three months and six months ended June 30, 2002 and for the same periods of the preceding year. Techdyne and Lytton are reflected in discontinued operations for 2001. Subsequent to the sale of its interest in Techdyne in June 2001, the company remains as a participating employer in this multi-employer plan. See Notes 1 and 9.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  7--BUSINESS  SEGMENT  DATA--(CONTINUED)

                                                    Three  Months  Ended         Six  Months  Ended
                                                          June  30,                   June  30,
                                                  -------------------------  --------------------------
                                                     2002          2001          2002          2001
                                                  -----------  ------------  ------------  ------------
BUSINESS SEGMENT REVENUES
Medical products                                  $  223,665   $   203,935   $   467,632   $   412,695
Medical services                                   6,417,530     4,439,354    12,023,369     8,359,420
New technology                                        52,223        52,273       102,223       106,520
Corporate                                             56,538        45,946       115,637        90,628
Elimination of corporate rental charges
    To medical products                                  ---           ---           ---        (1,830)
Elimination of medical services interest charge
     to new technology                                   ---       (54,861)          ---      (109,108)
Elimination of medical services
     interest charge to corporate                     (1,093)       (4,123)       (2,201)       (8,573)
                                                  -----------  ------------  ------------  ------------
                                                  $6,748,863   $ 4,682,524   $12,706,660   $ 8,849,752
                                                  ===========  ============  ============  ============
BUSINESS SEGMENT PROFIT (LOSS)
Medical products                                  $  (20,969)  $  (278,858)  $   (33,990)  $  (333,177)
Medical services                                     550,829       169,495       790,926       378,433
New technology                                        52,223           ---       102,223           ---
Corporate                                           (153,343)   (1,256,360)     (319,317)   (1,312,443)
                                                  -----------  ------------  ------------  ------------
                                                  $  428,740   $(1,365,723)  $   539,842   $(1,267,187)
                                                  ===========  ============  ============  ============

NOTE  8--INVESTMENT

     During 2000, the company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners, Inc. ("LGP"), a private company investing in Linux software companies and attempting to initiate the development and marketing of a Linux desktop software system. The loan is collateralized with LGP's investments in other Linux software companies, in which securities the company has a secured interest. During that period, the company also acquired an 8% ownership interest in LGP. The company's initial investment of $120 in LGP is accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001. The company borrowed the funds for its financing of LGP from DCA under the same terms and at the same interest rate as its loan to LGP. Interest on the notes amounted to approximately $52,000 and $102,000 three months and six months ended June 30,2002 and $52,000 and $106,000 for the same periods of the preceding year. Interest receivable on the notes from LGP amounted to approximately $384,000 at June 30, 2002 and $282,000 at December 31, 2001 and is included in prepaid expenses and other current assets. The company agreed to extend the maturity of its notes receivable from LGP on several occasions, first to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into convertible series A preferred shares of LGP. The company transferred 100,000 of its LGP shares to DCA in onsideration for our subsidiary's extension of the loan to us. This increased DCA's ownership in LGP to 400,000 shares, including 300,000 LGP shares previously securing a note receivable written off by DCA with a cost basis of approximately $140,000, which is included in deferred expenses and other assets. Additionally, LGP agreed to repay all monies owed to us prior to any other use of its private placement proceeds if we chose not to convert the loans. On May 14, 2001, LGP repaid the $200,000 August, 2000 loan plus $15,500 accrued interest. The company made payment of $215,500 to DCA. In June, 2001, LGP paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the company repaid DCA the remaining outstanding loan of $2,000,000 and accrued interest of $279,000. On August 2, 2001, the company entered into a loan extension agreement with LGP extending the maturity date of the loans pending completion of LGP's proposed private placement, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but no repayments. The company currently owns approximately 12% of LGP, and DCA owns approximately 2% of LGP.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  9--SALE  OF  TECHDYNE  INTEREST

     On April 6, 2001, the company entered into an agreement with Simclar to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000, with an earn-out consisting of 3% of consolidated Techdyne sales, net of returns, allowances and bad debts for the three fiscal years commencing January 1, 2001 with a $2,500,000 minimum and $5,000,000 maximum earn-out. In April 2002, the company received the first earn-out payment of approximately $1,100,000, with $1,100,000 of the remaining minimum earn-out reflected as a current receivable and the balance as a non-current receivable. The sale was subject to approval by the company's shareholders' which was obtained at the company's annual shareholders' meeting on June 27, 2001, with the sale to Simclar closing that same day. See Note 1.

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

                          SUMMARY PRO FORMA INFORMATION
                                   (Unaudited)

                        THREE MONTHS ENDED        SIX MONTHS ENDED
                            JUNE  30,                 JUNE  30,
                       --------------------     --------------------
                               2001                   2001
                               ----                   ----
     Total  revenues      $  4,679,000             $  8,842,000
                          ============             ============

     Net  loss             $(1,596,000)            $(1,708,000)
                          ============             ============

     Loss  per  share:
      Basic                   $(.28)                  $(.30)
                              ======                  ======
      Diluted                 $(.28)                  $(.30)
                              ======                  ======

     The company recorded a pre-tax gain on the sale of its interest in Techdyne of approximately $4,200,000, including the $2,500,000 minimum earn-out after estimated costs of $200,000, with estimated income taxes of approximately $1,600,000.

     The Consolidated Condensed Statements of Income reflect as discontinued operations the results of operations of Techdyne, net of applicable taxes. Certain reclassifications have been made to prior period amounts in accordance with this presentation.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE  10--ACQUISITIONS

     In August 2001, DCA acquired the 30% minority interest in DCA of So. Ga., LLC, giving it a 100% ownership interest, for $600,000 with $300,000 paid in cash and $300,000 payable in August, 2002 with this liability included in accrued expenses and other current liabilities. This transaction resulted in $523,000 of goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. DCA's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom DCA acquired the minority interest has an agreement to act as medical director of another of DCA's subsidiaries. If this party should fail to satisfy the terms of the agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See Note 1.

     In April 2002, DCA acquired a dialysis center in Royston, Georgia for $550,000, which was paid in cash. This transaction resulted in $400,000 goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill will be amortized for tax purposes over a 15-year period. DCA's decision to make this investment was based on its expectation of future profitability resulting from its review of the dialysis center's operations prior to making the acquisition. See Note 1.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

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


FORWARD-LOOKING  INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of the medical products and new technology divisions in which we are engaged, the future and development of the dialysis industry in which our 62% owned public subsidiary, DCA, is engaged, anticipated revenues, our business strategies and plans for future operations, our need for sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expenses concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in MD & A. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operations or financial performance, identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued by the company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Annual Report on Form 10-K (Item 1, "Business") as filed with the SEC, and provided to our shareholders. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as to the date made, and which the company undertakes no obligation to revise to reflect events after the date made.

     Essential to the profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate established by the Center for Medicare and Medicaid Services ("CMS"). The level of DCA's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Operating costs tend to increase over the years with the commencement of treatment at new centers. There also may be reductions in commercial third-party reimbursement rates. Over the last two years, Medicare rates have slightly increased, but are not related to the increasing costs of operations. DCA is typically reimbursed at higher rates from private payors, as well as higher payments under negotiated contracts with hospitals for acute inpatient dialysis services.

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

     DCA's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and DCA's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources that have a significant advantage in acquiring and/or developing facilities in areas targeted by DCA. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses with a smaller patient base until they mature.

     Our venture into new technology is uncertain and competitive. We initiated this segment in early 2000 with our investment and financing of LGP, a private company involved with investments in Linux operating systems and software companies and in the development of a Linux desktop software system. LGP remains in its initial and development stage. Linux software systems require development and financing and are subject to uncertainties as to market acceptance, reliability, and other risks associated with new technologies.

RESULTS  OF  OPERATIONS

     Consolidated revenues, after reclassification of discontinued operations due to our sale of Techdyne on June 27, 2001, increased by approximately $2,066,000 (44%) and $3,857,000 (44%) for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year. Sales revenues increased by approximately $2,033,000 (45%) and $3,757,000 (44%) compared to the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income increased approximately $33,000 and $100,000 for the three months and six months ended June 30, 2002 compared to the preceding year. Interest income increased approximately $25,000 and $40,000 due to investment of the proceeds from the sale of Techdyne. Management fee income, which relates to a management services agreement between DCA and its 40% owned Toledo, Ohio affiliate which commenced operations in February 2001, increased $11,000 and $56,000. Miscellaneous other income increased by $3,000 and $14,000. Rental income decreased by $5,000 and $10,000 as a result of a lease renegotiation with Techdyne which will provide greater overall rent income to the company over the remaining lease term. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues increased approximately $17,000 (8%) and $49,000 (12%) for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year. Management is attempting to be more competitive in lancet sales through overseas purchases and is attempting to expand its customer base. The medical products division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our DCA dialysis division, increased approximately $2,016,000 (47%) and $3,708,000 (46%) for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $493,000 and $804,000; including revenues of approximately $209,000 and $322,000 for our new Mechanicsburg center which commenced operations in January 2002; increased revenues of approximately $97,000 and $359,000 for our New Jersey centers, and increased revenues of approximately $1,426,000 and $2,518,000 for our Georgia centers, including two which became operational in the third quarter of 2001 and one which was acquired in April 2002. First half 2002 revenue also included $27,000 of consulting fees. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Cost of goods sold as a percentage of consolidated sales, after reclassification of discontinued operations due to our sale of Techdyne, amounted to 59% and 60% for the three months and six months ended June 30, 2002 compared to 71% and 68% for the same periods of the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Cost of goods sold for the medical products division as a percentage of sales amounted to 64% and 62% for the three months and six months ended June 30, 2002 compared to 186% and 130% for the same periods of the preceding year. Cost of goods sold for the three months and six months ended June 30, 2001 included a provision of $160,000 for obsolete and unusable inventory without which cost of goods sold would have amounted to 107% and 92% for the three months and six months ended June 30, 2001. Changes in cost of goods sold for this division resulted from a change in product mix and a shift to overseas purchase of lancets.

     Cost of medical services sales as a percentage of sales decreased to 59% and 60% for the three months and six months ended June 30, 2002, compared to 65% for the same periods of the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, after reclassification of discontinued operations due to our sale of Techdyne, decreased $520,000 for the three months ended June 30, 2002 and increased $211,000 for the six months ended June 30, 2002 compared to the same periods of the preceding year. Selling, general and administrative expenses for the three months and six months ended June 30, 2001 included $875,000 of stock compensation, $158,000 from forgiveness of stock options notes and $160,000 officer bonus compensation. Without these unusual items in the preceding year, selling, general and administrative expenses would have increased $673,000 and $1,404,000 for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year. This increase reflects operations of DCA's new dialysis centers in Georgia and Pennsylvania, and the cost of additional support personnel for DCA. As a percent of consolidated sales revenue, without the unusual prior year items, selling, general and administrative expenses remained relatively stable amounting to 33% and 34% for the three months and six months ended June 30, 2002 compared to 33% for the same periods of the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Provision for doubtful accounts receivable increased approximately $120,000 and $232,000 for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year. The provision for doubtful accounts amounted to 4% and 3% of sales for the three months and six months ended June 30, 2002 compared to 3% and 2% for the same periods of the preceding year. This increase reflects different collectibility levels associated with DCA's operations in different geographic areas, such as DCA's expanded Georgia operations, and with new dialysis centers such as the Mechanicsburg, Pennsylvania center.

     Interest expense, after reclassification of discontinued operations due to our sale of Techdyne, decreased by approximately $2,000 and increased by approximately $10,000 for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year. The increase for the six month period is primarily a result of additional DCA equipment financing agreements, and DCA's April, 2001 Georgia mortgage with the effect of the increased borrowings offset somewhat by lower interest rates. See Notes 1, 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The  prime  rate  was  4.75%  at  June  30,  2002  and  December  31, 2001.

     Equity in affiliate earnings (loss) represents equity in the results of operations of DCA's Ohio affiliate, in which DCA has a 40% ownership interest. This dialysis center, which commenced operations in February, 2001, was profitable for the first half of 2002 but operated at a loss for the same period of the preceding year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Working capital totaled $13,551,000 at June 30, 2002, which reflects an increase of $457,000 (3%) during the six months ended June 30, 2002. The change in working capital included a decrease in cash of $2,130,000, including net cash used in operating activities of $2,115,000 (which includes income tax payments of approximately $2,600,000 during the first half of 2002), net cash provided by investing activities of $104,000 (including additions to property, plant and equipment of $476,000, acquisition of a Georgia dialysis center for $550,000 and the first earn-out payment on the sale of Techdyne of $1,105,000; see Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements"), and net cash used in financing activities of $118,000 (including payments on long-term debt of $175,000 and line of credit borrowings of $57,000).

     During 2000, we acquired an 8% interest in LGP, which interest is now approximately 12% in addition to which DCA holds approximately a 2% interest, and loaned LGP $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from DCA, with the loans having the same terms as our loans to LGP. Interest on the notes amounted to $52,000 and $102,000 for the three months and six months ended June 30, 2002 compared to $52,000 and $106,000 for the same periods of the preceding year. In May, 2001, LGP made a payment of $215,500 to us for the August, 2000 $200,000 principal balance and $15,500 accrued interest. We paid a like amount to DCA. In June, 2001, LGP paid $100,000 toward the accrued interest due on the notes. In June, 2001, we repaid DCA the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into a loan extension agreement with LGP extending the maturity date of the loans in consideration for additional LGP shares of common stock, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but not any repayments. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     DCA has mortgages with a Maryland bank on two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $102,000 at June 30, 2002 and $138,000 at December 31, 2001. DCA through its subsidiary DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. This loan had an outstanding balance of $680,000 at June 30, 2002 and $700,000 at December 31, 2001. In April 2001, DCA
obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $766,000 at June 30, 2002 and $776,000 at December 31, 2001. DCA has an equipment financing agreement for kidney dialysis machines for its facilities which had an outstanding balance of $1,576,000 at June 30, 2002 and $1,678,000 at December 31, 2001. See Note 3 to
"Notes  to  Consolidated  Condensed  Financial  Statements."

     DCA needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of DCA's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is normally more expensive than construction, although acquisition provides an immediate ongoing operation. DCA plans to expand its operations primarily through development of new centers. Development of a dialysis facility to initiate operations typically takes four to six months and usually 12 months or longer to generate income. DCA opened its eleventh center in Mechanicsburg, Pennsylvania in January 2002, is developing two new facilities, one in Ohio and one in Maryland, and completed the acquisition of a dialysis unit in Georgia in April 2002 for $550,000. In May 2002, we purchased land for $172,000 for construction of a facility to house our new Ohio dialysis operation. We have agreed to construct the facility, and upon completion we will sell the completed facility to a corporation owned by one of the minority members and will lease the facility from this corporation. DCA acquired the remaining 30% minority interest in its DCA of So. Ga., LLC subsidiary in August, 2001 for $600,000 with $300,000 paid in cash and $300,000 payable in one year, giving DCA a 100% ownership interest in that subsidiary. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

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

DISCONTINUED  OPERATIONS

     The company sold its 71.3% interest in Techdyne in June 2001. Accordingly, the results of operations of Techdyne, net of applicable taxes, have been reflected as discontinued operations in our Consolidated Condensed Statements of Income with prior period amounts reclassified to conform to this presentation. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $6,961,000 invested as of June 30, 2002. A % decrease in rates on our investments as of June 30, 2002 would have resulted in a negative impact of approximately $6,000 on our results of operations for the first half of 2002.

     We also have interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,034,000 of such debt outstanding as of June 30, 2002. A 1% increase in interest rates on our variable rate debt as of June 30, 2002 would have resulted in a negative impact of approximately $1,000 on our results of operations for the first half of 2002.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

                         PART II  --  OTHER INFORMATION
                         ------------------------------


Item  1.          Legal  Proceedings
--------          ------------------

          The company recently initiated an action against its former subsidiary, Viragen, Inc., in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for breach of a royalty agreement it has with Viragen, and for an accounting of sales. The company is seeking payments due it under the royalty agreement for sales by Viragen and its affiliates and sub-licensees of licensed products, including interferon, and all products or any substance or group of substances which involve or include interferon, whether produced naturally or through genetic engineering. The company is also seeking damages, costs of the legal action, interest, and other relief as the court deems just and proper. This action is in its initial stages. We will keep you advised as to its progress.


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
--------          -----------------------------------------------------------

     The company has a staggered board of directors consisting of class 1, 2 and 3 directors. Each year at the annual shareholders meeting, one of the three classes of directors is elected for a three year term. On May 29, 2002, the annual meeting of shareholders was held to elect two members, Peter D. Fischbein and Lawrence E. Jaffe, as class 1 members of the board of directors of the company to serve for a three-year term until the annual meeting of shareholders in the year 2005. Mr. Fischbein and Mr. Jaffe were reelected as board members, and Wiss & Co. LLP, the company's independent accountants, were ratified as the company's independent auditors for 2002. The tabulation of the voting is as follows:

     For  the  class  1  directors,  Messrs.  Fischbein  and  Jaffe:

                          Peter  D.  Fischbein     Lawrence  E.  Jaffe
                          --------------------     -------------------
     For:                     5,981,849              5,982,149
     Withhold:                    4,540                  4,240
     Abstain:                    77,995                 77,995
     Broker-no-votes:             4,000                  4,000
                           ------------           ------------
     Total:                   6,068,384              6,068,384

     The other directors continuing in office include Robert P. Magrann and Anthony C. D'Amore, class 2 directors whose term runs through the annual meeting in 2003, and Thomas K. Langbein, Seymour Friend and Charles B. Waddell, class 3 directors whose term runs through the annual meeting in 2004.

     For ratification of the selection of Wiss & Company, LLP as independent auditors for fiscal 2002:

                      Wiss  &  Company,  LLP
                      ----------------------
     For:                   5,986,362
     Withhold:                 20,333
     Abstain:                  57,689
     Broker-no-votes:           4,000
                          -------------
     Total:                 6,068,384

Item  6.          Exhibits  and  Reports  on  Form  8-K
--------          -------------------------------------

                 (a)     Exhibits

                         Part  I  Exhibits

                              None

                         Part  II  Exhibits

                              None

                 (b)     Reports  on  Form  8-K

                 There were no reports on Form 8-K filed for the quarter ended June 30, 2002.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDICORE,  INC.


                                   By  /s/  DANIEL  R.  OUZTS
                                     ------------------------
                                       DANIEL  R.  OUZTS,  Vice  President/
                                       Finance,  Controller  and  Principal
                                       Financial  Officer


Dated:  August  12,  2002

                                 Medicore, Inc.
                               2337 W. 76th Street
                             Hialeah, Florida 33016
                                 (305) 558-4000

August 12,  2002


Division  of  Corporation  Finance
Securities  and  Exchange  Commission
450  Fifth  Street,  NW
Washington,  D.C.  20549

Re:     Medicore,  Inc.  -  Form  10-Q  (File  No.  0-6906)


Gentlemen:

     Enclosed for filing pursuant to the EDGAR system is the above company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 2002.

     The undersigned Chief Executive Officer and the Principal Financial Officer of Medicore, Inc. certify that the quarterly report of the company for the second quarter ended June 30, 2002 ("Quarterly Report") complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the company.

                                   Yours  very  truly,

                                   /s/  Thomas  K.  Langbein

                                   Thomas  K.  Langbein
                                   Chief  Executive  Officer  and  President


                                   /s/  Daniel  R.  Ouzts

                                   Daniel  R.  Ouzts
                                   Vice  President/Finance,  Principal
                                   Financial  Officer,  Controller and Treasurer

cc:  The  Nasdaq  Stock  Market,  Inc.