Form 10-Q
period 2002-09-30
MEDICORE INC
filed 2002-11-08
CIK 8643

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -6,592,775 shares as of October 31, 2002.

                        MEDICORE, INC. AND SUBSIDIARIES

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 2002 and September 30, 2001 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2002 and September 30, 2001.

     2) Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------  ----------------------------------------------------------

Item 4. Controls and Procedures
------  -----------------------


PART II  --  OTHER INFORMATION
-------      -----------------

Item 1. Legal Proceedings
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                       PART I  --  FINANCIAL INFORMATION
                       ---------------------------------

Item 1.  Financial Statements
------   --------------------

                      MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          ------------------------    --------------------------
                                              2002          2001          2002          2001
                                              ----          ----          ----          ----
Revenues:
  Sales:
    Product sales                         $   215,550   $   239,736   $   677,270   $   652,416
    Medical service revenues                6,698,140     5,034,559    18,501,663    13,129,853
                                          -----------   -----------   -----------   -----------
          Total sales                       6,913,690     5,274,295    19,178,933    13,782,269
  Other income                                208,350       313,986       649,767       655,764
                                          -----------   -----------   -----------   -----------
                                            7,122,040     5,588,281    19,828,700    14,438,033

Cost and expenses:
  Cost of sales:
    Cost of product sales                     114,927       144,397       401,777       682,742
    Cost of medical services                3,980,171     3,166,574    11,091,883     8,430,073
                                          -----------   -----------   -----------   -----------
          Total cost of sales               4,095,098     3,310,971    11,493,660     9,112,815
  Selling, general and administrative
    expenses                                2,194,045     1,819,506     6,415,588     5,830,190
  Provision for doubtful accounts             184,183       180,552       612,366       376,635
  Interest expense                             69,618        56,313       188,148       164,641
                                          -----------   -----------   -----------   -----------
                                            6,542,944     5,367,342    18,709,762    15,484,281

Income (loss) from continuing
 operations before income taxes,
 minority interest and equity in
 affiliate earnings (loss)                    579,096       220,939     1,118,938    (1,046,248)

Income tax provision (benefit)                221,307       (48,929)      459,130      (857,805)
                                          -----------   -----------   -----------   -----------

Income (loss) from continuing
 operations before minority interest
 and equity in affiliate earnings (loss)      357,789       269,868       659,808      (188,443)

Minority interest in income of
 consolidated subsidiaries                    179,168        70,887       390,255       197,567

Equity in affiliate earnings (loss)            (2,232)        4,738        58,093       (41,653)

Net income (loss) from continuing
 operations                                   176,389       203,719       327,646      (427,663)

Discontinued operations:
Loss from operations of electro-
 mechanical manufacturing operations,
 net of applicable income tax
 provision of $25,000 in 2001                     ---           ---           ---      (962,814)
                                          -----------   -----------   -----------   -----------

Gain on disposal of electro-mechanical
 manufacturing operations, net of
 applicable income taxes of
 $1,600,000 in 2001                               ---           ---           ---     2,605,175
Net income                                $   176,389   $   203,719   $   327,646   $ 1,214,698
                                          ===========   ===========   ===========   ===========

Earnings per share:
   Basic                                     $.03          $.03          $.05          $.20
                                             ====          ====          ====          ====
   Diluted                                   $.02          $.03          $.04          $.20
                                             ====          ====          ====          ====

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     September 30,  December 30,
                                                                          2002        2001(A)
                                                                     -------------  ------------
                                                                       (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                                           $ 8,034,428   $10,359,372
  Accounts receivable, less allowances of $924,000 at
    September 30, 2002 and $753,000 at December 31, 2001                3,953,605     4,054,718
  Note receivable                                                       2,110,000     2,000,000
  Receivable from sale of Techdyne                                      1,100,000     1,100,000
  Inventories, less allowance for obsolescence of $155,000
    at September 30, 2002 and $160,000 at December 31, 2001             1,149,518       976,596
  Prepaid expenses and other current assets                             1,683,096       975,894
  Deferred income taxes                                                   372,000       372,000
                                                                      -----------   -----------
          Total current assets                                         18,402,647    19,838,580

Property and equipment:
  Land and improvements                                                 1,027,108     1,027,108
  Building and building improvements                                    3,219,827     3,121,406
  Equipment and furniture                                               4,973,174     4,728,377
  Leasehold improvements                                                2,458,713     2,270,034
                                                                      -----------   -----------
                                                                       11,678,822    11,146,925
  Less accumulated depreciation and amortization                        4,223,136     3,601,794
                                                                      -----------   -----------
                                                                        7,455,686     7,545,131
Receivable from sale of Techdyne                                          295,000     1,400,000

Deferred income taxes                                                     166,000       166,000

Other assets                                                              405,150       360,541

Goodwill                                                                  923,140       523,140
                                                                      -----------   -----------
                                                                      $27,647,623   $29,833,392
                                                                      ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   876,738   $ 1,629,391
  Accrued expenses and other current liabilities                        2,755,113     2,422,805
  Current portion of long-term debt                                     1,339,000       370,000
  Income taxes payable                                                    111,239     2,322,736
                                                                      -----------   -----------
          Total current liabilities                                     5,082,090     6,744,932

Long-term debt                                                          1,881,242     3,123,645

Deferred income taxes                                                     688,000       688,000

Minority interest in subsidiaries                                       3,640,871     3,242,046

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
    6,592,775 shares issued and outstanding at September 30, 2002;
    6,600,275 shares issued and outstanding at December 31, 2001           65,927        66,002
  Capital in excess of par value                                       12,799,978    12,806,898
  Retained earnings                                                     3,489,515     3,161,869
                                                                      -----------   -----------
          Total stockholders' equity                                   16,355,420    16,034,769
                                                                      -----------   -----------
                                                                      $27,647,623   $29,833,392
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

                         MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                          2002          2001
                                                                          ----          ----
Operating activities:
  Net income                                                          $   327,646   $ 1,214,698
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation                                                         838,705     1,289,487
     Amortization                                                           3,485        99,862
     Bad debt expense                                                     612,366       480,634
     Provision for inventory obsolescence                                 (20,000)      349,805
     Write-off of goodwill                                                    ---        52,471
     Minority interest                                                    390,255      (183,751)
     Gain on sale of Techdyne                                                 ---    (2,605,173)
     Equity in affiliate (earnings) loss                                  (58,093)       41,654
     Stock and option compensation                                          3,750     1,032,550
     Subsidiary forgiveness of stock option notes                             ---       207,825
     Increase (decrease) relating to operating activities from:
      Accounts receivable                                                (511,253)   (1,443,021)
      Inventories                                                        (152,922)      711,046
      Prepaid expenses and other current assets                          (707,202)     (497,766)
      Accounts payable                                                   (752,653)     (903,210)
      Accrued expenses and other current liabilities                      632,308       472,579
      Income taxes payable                                             (2,211,497)     (987,982)
      Loan receivable from Techdyne                                           ---        (2,772)
                                                                      -----------   -----------
          Net cash used in operating activities                        (1,605,105)     (671,064)

Investing activities:
  Additions to property and equipment, net of minor disposals            (531,110)   (1,090,738)
  Net proceeds from sale of Techdyne                                          ---     9,852,114
  Earn-out payment on sale of Techdyne                                  1,105,000           ---
  Acquisition of dialysis center                                         (550,000)          ---
  Notes receivable                                                       (110,000)      200,000
  Investment in affiliate                                                  (8,000)     (170,227)
  Loans to subsidiary medical director practice                               ---       (20,332)
  Subsidiary minority interest acquisition payment                       (300,000)     (300,000)
  Sale of minority interest in subsidiaries                                 8,570           ---
  Other assets                                                             17,999       (20,378)
                                                                      -----------   -----------
          Net cash (used in) provided by investing activities            (367,541)    8,450,439

Financing activities:
  Line of credit net borrowings (payments)                                (83,373)      493,292
  Proceeds from long-term borrowings                                          ---       787,500
  Payments on long-term borrowings                                       (258,180)     (485,874)
  Repurchase of company stock                                             (10,745)      (39,386)
  Repurchase of stock by subsidiaries                                         ---       (85,221)
  Exercise of stock options                                                   ---         1,150
  Deferred financing costs                                                    ---       (11,882)
                                                                      -----------   -----------
          Net cash (used in) provided by financing activities            (352,298)      659,579
Effect of exchange rate fluctuations on cash                                  ---        32,478
                                                                      -----------   -----------
(Decrease) increase in cash and cash equivalents                       (2,324,944)    8,471,432
Cash and cash equivalents at beginning of period                       10,359,372     1,464,543
                                                                      -----------   -----------
Cash and cash equivalents at end of period                            $ 8,034,428    $9,935,975
                                                                      ===========   ===========

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

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

Accrued Expenses

    Accrued expenses is comprised as follows:

                                                                     September 30,  December 30,
                                                                          2002          2001
                                                                     -------------  ------------
     Accrued compensation                                             $   801,509   $   813,664
     Due to insurance companies                                         1,035,550       671,935
     Payable subsidiary minority interest acquisition                         ---       300,000
     Other                                                                918,054       637,206
                                                                      -----------   -----------
                                                                      $ 2,755,113   $ 2,422,805
                                                                      ===========   ===========

                         MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Other Income

     Other income is comprised as follows:

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          ------------------------    --------------------------
                                              2002          2001          2002          2001
                                              ----          ----          ----          ----
Interest income                           $    86,080   $   171,298   $   263,464   $   300,939
Interest income from discontinued
  operations                                      ---           ---           ---         7,997
Rental income                                  74,029        80,069       220,198       163,154
Rental income from discontinued
  operations                                      ---           ---           ---        73,170
Management fee income                          40,884        51,013       135,029        89,261
Other                                           7,357        11,606        31,076        21,243
                                          -----------   -----------   -----------   -----------
                                          $   208,350   $   313,986   $   649,767   $   655,764
                                          ===========   ===========   ===========   ===========

Earnings Per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations.

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          ------------------------    --------------------------
                                              2002          2001          2002          2001
                                              ----          ----          ----          ----
Net income, numerator-basic computation   $   176,389   $   203,719   $   327,646   $ 1,214,698
Adjustment due to subsidiaries'
  dilutive securities                         (23,937)       (1,288)      (57,809)       (1,253)
                                          -----------   -----------   -----------   -----------
Net income as adjusted, numerator-
  diluted computation                     $   152,452   $   202,431   $   269,837   $ 1,213,445
                                          ===========   ===========   ===========   ===========

Weighted average shares-denominator
  basic computation                         6,599,786     6,697,540     6,600,110     6,055,672
Effect of dilutive stock options               10,071           ---       105,526           ---
                                          -----------   -----------   -----------   -----------
Weighted average shares, as adjusted-
  denominator diluted computation           6,609,857     6,697,540     6,705,636     6,055,672
                                          ===========   ===========   ===========   ===========

Earnings per share:
Basic                                         $.03          $.03          $.05          $.20
                                              ====          ====          ====          ====
Diluted                                       $.02          $.03          $.04          $.20
                                              ====          ====          ====          ====

     The company's potentially dilutive securities consist of stock options. See Note 5.

Comprehensive Income

     Comprehensive income consists of net income, and in 2001, foreign currency translation adjustments. Below is a detail of comprehensive income for the three months and nine months ended September 30, 2002 and September 30, 2001:

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          ------------------------    --------------------------
                                              2002          2001          2002          2001
                                              ----          ----          ----          ----
Net income                                $   176,389   $   203,719   $   327,646   $ 1,214,698
Other comprehensive income (loss):
Foreign currency translation
  adjustments                                     ---           ---           ---       (39,416)
Reclassification adjustment foreign
  currency translation adjustments
  upon sale of subsidiary                         ---           ---           ---       197,934
                                          -----------   -----------   -----------   -----------
Total other comprehensive income                  ---           ---           ---       158,518
                                          -----------   -----------   -----------   -----------
Comprehensive income                      $   176,389   $   203,719   $   327,646   $ 1,373,216
                                          ===========   ===========   ===========   ===========

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Goodwill

     Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" (FAS 142) effective January 1, 2002.  Under FAS
142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from DCA's acquisition of minority interest in August 2001 is not being amortized for book purposes and is subject to the impairment testing provisions of FAS 142 commencing in 2002. This goodwill is also subject to the transitional goodwill testing provisions of FAS 142 which require testing during the first six months of 2002 for previously recorded goodwill, which testing indicated no impairment for this goodwill. The goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142. The company is evaluating the impact of the impairment testing required by FAS 142, but does not expect that it will have a significant effect on its consolidated results of operations, financial position or cash flows.

     The pro forma consolidated condensed financial information below reflects the company's operating results excluding amortization of goodwill for goodwill which was amortized during the nine months ended September 30, 2001.

                   SUMMARY PRO FORMA INFORMATION
                            (Unaudited)

                                                                  Nine Months Ended
                                                                  September 30, 2001
                                                        ---------------------------------------
                                                                        Goodwill       Pro
                                                          Actual      Amortization    Forma
                                                        -----------   ------------  -----------
Net loss from continuing operations                     $  (427,663)  $     6,975   $  (420,688)
Loss from discontinued operations, net of tax              (962,814)       88,818      (873,996)
Gain on disposal of discontinued operations,
  net of tax                                              2,605,175           ---     2,605,175
                                                        -----------   -----------   -----------
Net income                                              $ 1,214,698   $    95,793   $ 1,310,491
                                                        ===========   ===========   ===========

Earnings per share:
     Basic                                                 $.20                        $.22
                                                           ====                        ====
     Diluted                                               $.20                        $.22
                                                           ====                        ====

     Pursuant to Statement of Financial Accounting Standards No. 142, since the company's remaining goodwill was acquired after June 30, 2001 it will not be amortized but will be subject to impairment testing commencing in 2002. See Note 10.

New Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146) which addresses the accounting and reporting for costs associated with exit or disposal activities. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

NOTE 2--Interim Adjustments

     The financial summaries for the three months and nine months ended September 30, 2002 and September 30, 2001 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's latest annual report for the year ended December 31, 2001.

NOTE 3--Long-Term Debt

     The company's medical products division has a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit matures January 22, 2003 and is secured by the accounts receivable and inventory of the company's medical products division. The line had an outstanding balance of approximately $102,000 at September 30, 2002 and $186,000 at December 31, 2001.

     In December 1988, DCA obtained a $480,000 fifteen year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $37,000 and $61,000 at September 30, 2002 and December 31, 2001, respectively. Also in December 1988, DCA obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $47,000 and $77,000 at September 30, 2002 and December 31, 2001, respectively.

     DCA through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1.5% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan, which is classified as current at September 30, 2002 due to its September, 2003 maturity, had an outstanding balance of approximately $671,000 and $700,000 at September 30, 2002 and December 31, 2001, respectively.

     In April 2001, DCA obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest initially at 8.29% which was revised to 7.59% in March 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company. The remaining principal balance under this mortgage amounted to approximately $760,000 and $776,000 at September 30, 2002 and December 31, 2001, respectively.

                        MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

NOTE 3--Long-Term Debt--(Continued)

     The company's debt included that of Techdyne and its subsidiaries Lytton and Techdyne (Europe) until the company sold its interest in Techdyne in June 2001. See Consolidation under Note 1 above and Note 9.

     DCA has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. There was additional financing of $68,000 during the first nine months of 2002 and $536,000 additional financing for the same period of the preceding year. Financing under this agreement represents a noncash financing activity, which is a supplemental disclosure, required by FAS 95 "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,597,000 and $1,678,000 at September 30, 2002 and December 31, 2001,
respectively.

     The prime rate was 4.75% as of September 30, 2002 and December 31, 2001.

     Interest payments on debt amounted to approximately $112,000 and $196,000 for the three months and nine months ended September 30, 2002 and $78,000 and $541,000 for the same periods of the preceding year.

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

     Income tax payments were approximately $149,000 and $2,788,000 for the three months and nine months ended September 30, 2002 and $21,000 and $238,000 for the same periods of the preceding year.

NOTE 5--Stock Options

     On June 11, 1997, the board of directors granted a five-year non-qualified stock option under the company's 1989 Stock Option Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the market price on that date. That option expired June 10, 2002. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to 17 officers, directors and employees of the company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant, through July 26, 2005. In June 2001, two of those options for 115,000 shares were exercised with cash payment of the par value and the balance due on exercise with a promissory note then forgiven resulting in an expense of approximately $158,000. There are 704,000 options outstanding under the 1989 Plan at September 30, 2002.

     On February 17, 2000, the company granted 150,000 non-qualified and 325,000 incentive stock options under its 2000 Stock Option Plan. The options are exercisable for three years at $3.25 to February 16, 2003 and remain outstanding at September 30, 2002.

     In January, 2000, the company issued options to purchase 150,000 shares of its common stock exercisable as a finder's fee in conjunction with the company's investment in Linux Global Partners exercisable at $3.00 per share through January 31, 2002. One of these options for 25,000 shares has been extended through January 31, 2003. See Note 8.

     In June, 1998, DCA's board of directors granted an option under the now expired 1995 Stock Option Plan to its then new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

                         MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

NOTE 5--Stock Options--(Continued)

     In April, 1999, DCA adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options to date have been cancelled. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes with interest at 6.2%. On January 2, 2001, DCA's board of directors granted to DCA's president an option for 165,000 shares exercisable at $1.25 per share with 66,000 options vested as of January 2002 and 33,000 options vesting January 1 for each of the next three years.

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

     In May, 2002, DCA's board of directors granted five-year options for shares of DCA common stock to employees, most options for 500 shares with two options for 1,500 shares, exercisable at $4.10 per share through May 28, 2007. All options vest on May 29, 2004.

NOTE 6--Commitments and Contingencies

     In May 2002, DCA purchased land on which it is constructing a facility for a new dialysis center in Cincinnati, Ohio. Upon completion, DCA has agreed to sell the property to a corporation owned by one of the minority members of DCA of Cincinnati, DCA's subsidiary which will operate that dialysis facility, and who will be the medical director of that dialysis facility. The cost of the land and construction costs are included in Prepaid Expenses and Other Current Assets.

     Effective January 1, 1997, DCA established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. DCA has made no contributions under this plan as of September 30, 2002.

     Lytton, Incorporated, a subsidiary of Techdyne, sponsors a 401(k) Profit Sharing Plan adopted by the company and Techdyne as participating employers effective July 1, 1998. The discretionary profit sharing and matching expense of the company amounted to approximately $2,000 and $7,000 for the three months and nine months ended September 30, 2002 and for the same periods of the preceding year. Techdyne and Lytton are reflected in discontinued operations for 2001. Subsequent to the sale of its interest in Techdyne in June 2001, the company remains as a participating employer in this multi-employer plan. See Notes 1 and 9.

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

                         MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

NOTE 7--Business Segment Data--(Continued)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                          ------------------------    --------------------------
                                              2002          2001          2002          2001
                                              ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Medical products                          $   215,550   $   239,740   $   683,182   $   652,435
Medical services                            6,800,925     5,148,585    18,824,294    13,508,005
New technology                                 51,529        79,255       153,752       185,775
Corporate                                      54,631       123,901       170,268       214,529
Elimination of corporate rental charges
  to medical products                             ---           ---           ---        (1,830)
Elimination of medical services interest
  charge to new technology                        ---           ---           ---      (109,108)
Elimination of medical services
  interest charge to corporate                   (595)       (3,200)       (2,796)      (11,773)
                                          -----------   -----------   -----------   -----------
                                          $ 7,122,040   $ 5,588,281   $19,828,700   $14,438,033

BUSINESS SEGMENT PROFIT (LOSS)
Medical products                          $     1,878   $   (56,930)  $   (32,112)  $  (390,107)
Medical services                              653,420       286,534     1,444,346       664,967
New technology                                 51,529        76,667       153,752        76,667
Corporate                                    (127,731)      (85,332)     (447,048)   (1,397,775)
                                          -----------   -----------   -----------   -----------
                                          $   579,096   $   220,939   $ 1,118,938   $(1,046,248)
                                          ===========   ===========   ===========   ===========

NOTE 8--Investment

     During 2000, the company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners, Inc. ("LGP"), a private company investing in Linux software companies and attempting, through its subsidiary, to initiate the development and marketing of a Linux desktop software system. The loan is collateralized with LGP's investments in other Linux software companies, in which securities the company has a secured interest. During that period, the company also acquired an 8% ownership interest in LGP. The company's initial investment of $120 in LGP is accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001. The company borrowed the funds for its financing of LGP from DCA under the same terms and at the same interest rate as its loan to LGP. The company agreed to extend the maturity of its notes receivable from LGP on several occasions, first to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock representing a 2% interest in LGP and the right to convert all or part of the loans into convertible series A preferred shares of LGP. The company transferred 100,000 of its LGP shares to DCA in consideration for DCA's extension of the loan to us. This increased DCA's ownership in LGP to 400,000 shares, including 300,000 LGP shares previously securing a note receivable written off by DCA with a cost basis of approximately $140,000, which is included in deferred expenses and other assets. Additionally, LGP agreed to repay all monies owed to us prior to any other use of LGP private placement proceeds if we chose not to convert the loans. On May 14, 2001, LGP repaid the $200,000 August, 2000 loan plus $15,500 accrued interest. The company made payment of $215,500 to DCA. In June, 2001, LGP paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the company repaid
DCA the remaining outstanding loan of $2,000,000 and accrued interest of $279,000. On August 2, 2001, the company entered into a loan extension agreement with LGP extending the maturity date of the loans pending completion of an LGP proposed private placement, in consideration for 50,000 LGP shares of common stock per month until the loan is fully satisfied, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from LGP's proposed private placement. We have received the shares but no repayments. In September 2002, the company agreed to loan LGP up to an additional $250,000 on the same terms as the company's existing loans to LGP, with the company to receive 75,000 LGP shares in consideration for making the maximum additional loan. As of September 30, 2002, the company had advanced an additional $110,000 to LGP resulting in an outstanding loan balance of $2,110,000. Interest on the notes amounted to approximately $52,000 and $154,000 for the three months and nine months ended September 30,2002 and $79,000 and $185,000 for the same periods of the preceding year. Interest receivable on the notes from LGP amounted to approximately $435,000 at September 30, 2002 and $282,000 at December 31, 2001 and is included in prepaid expenses and other current assets. The company currently owns approximately 11% of LGP, and DCA owns approximately 2% of LGP.

                         MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                   (Unaudited)

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

               SUMMARY PRO FORMA INFORMATION
                         (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   -----------------
                                              2001                2001
                                              ----                ----
     Total revenues                       $ 5,588,000         $14,438,000
                                          ===========         ===========

     Net loss                             $   (14,000)        $(1,723,000)
                                          ===========         ===========

     Loss per share:
       Basic                                 $.--                $(.28)
                                             ====                =====
       Diluted                               $.--                $(.28)
                                             ====                ======

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

                         MEDICORE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                September 30, 2002
                                  (Unaudited)

NOTE 10--Acquisitions

     In August 2001, DCA acquired the 30% minority interest in DCA of So. Ga., LLC, giving it a 100% ownership interest, for $600,000 with $300,000 paid in August, 2001 and $300,000 paid in August, 2002. This transaction resulted in $523,000 of goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. DCA's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom DCA acquired the minority interest has an agreement to act as medical director of another of DCA's subsidiaries. See Note 1.

     In April 2002, DCA acquired a dialysis center in Royston, Georgia for $550,000. This transaction resulted in $400,000 goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill will be amortized for tax purposes over a 15-year period. DCA's decision to make this investment was based on its expectation of future profitability resulting from its review of the dialysis center's operations prior to making the acquisition. See Note 1.

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


Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995
contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of the medical products and new technology divisions in which we are engaged, the future and development of the dialysis industry in which our 62% owned public subsidiary, DCA, is engaged, anticipated revenues, our business strategies and plans for future operations, our need for sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expenses concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in MD & A. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operations
or financial performance, identify forward-looking statements.   Such forward-
looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued by the company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Annual Report on Form 10-K (Item 1, "Business") as filed with the SEC, and provided to our shareholders. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as to the date made, and which the company undertakes no obligation to revise to reflect events after the date made.

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

Results of Operations

     Consolidated revenues, after reclassification of discontinued operations due to our sale of Techdyne on June 27, 2001, increased by approximately $1,534,000 (27%) and $5,391,000 (37%) for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year. Sales revenues increased by approximately $1,639,000 (31%) and $5,397,000 (39%) compared to the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income decreased approximately $106,000 and $6,000 for the three months and nine months ended September 30, 2002 compared to the preceding year. Interest income decreased approximately $85,000 and $45,000 largely as a result of reduced interest rates and a partial loan repayment by LGP in May 2001 with the decrease for the nine months ended September 30, 2002 tempered by investment of the proceeds from the sale of Techdyne. Management fee income, which includes a management services agreement between DCA and its 40% owned Toledo, Ohio affiliate which commenced operations in February 2001, and a management services agreement with an unaffiliated Georgia dialysis center effective September 2002, decreased by $10,000 for the three months ended September 30, 2002 and increased by $46,000 for the nine months ended September 30, 2002 compared to the same periods of the preceding year. Miscellaneous other income decreased by $4,000 for the three months ended September 30, 2002 and increased by $10,000 for the nine months ended September 30, 2002 compared to the same periods of the preceding year. Rental income decreased by $6,000 and $16,000 as a result of a lease renegotiation with Techdyne which will provide greater overall rent income to the company over the remaining lease term. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues decreased approximately $24,000 (10%) for the three months ended September 30, 2002 and increased approximately $25,000 (4%) for the nine months ended September 30, 2002 compared to the same periods of the preceding year. Management is attempting to be more competitive in lancet sales through overseas purchases and is attempting to expand its customer base. The medical products division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our DCA dialysis division, increased approximately $1,664,000 (33%) and $5,372,000 (41%) for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $471,000 and $1,275,000; including revenues of approximately $282,000 and $604,000 for our new Pennsylvania facility which commenced operations in January 2002; decreased revenues of approximately $138,000 and increased revenues of approximately $221,000 for our New Jersey centers, and increased revenues of approximately $1,331,000 and $3,849,000 for our Georgia centers, including two which became operational in the third quarter of 2001 and one which was acquired in April 2002. Revenues for the nine months ended September 30, 2002 also included $27,000 of consulting fees. Although the operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect DCA's and our results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Cost of goods sold as a percentage of consolidated sales, after reclassification of discontinued operations due to our sale of Techdyne, amounted to 59% and 60% for the three months and nine months ended September 30, 2002 compared to 63% and 66% for the same periods of the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Cost of goods sold for the medical products division as a percentage of sales amounted to 53% and 59% for the three months and nine months ended September 30, 2002 compared to 60% and 105% for the same periods of the preceding year. Cost of goods sold for the nine months ended September 30, 2001 included a provision of $160,000 for obsolete and unusable inventory in the second quarter of 2001 without which cost of goods sold would have amounted to 80% for the nine months ended September 30, 2001. Changes in cost of goods sold for this division resulted from a change in product mix and a shift to overseas purchase of lancets.

     Cost of medical services sales as a percentage of sales decreased to 59% and 60% for the three months and nine months ended September 30, 2002, compared to 63% and 64% for the same periods of the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, after reclassification of discontinued operations due to our sale of Techdyne, increased $375,000 and $585,000 for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year. Selling, general and administrative expenses for the nine months ended September 30, 2001 included $875,000 of stock compensation, $158,000 from forgiveness of stock options notes and $160,000 officer bonus compensation, recorded in the second quarter of 2001. Without these unusual items in the preceding year, selling, general and administrative expenses would have increased $1,779,000 for the nine months ended September 30, 2002 compared to the same period of the preceding year. This increase reflects operations of DCA's new dialysis centers in Georgia and Pennsylvania, and the cost of additional support personnel for DCA. As a percent of consolidated sales revenue, without the unusual prior year items, selling, general and administrative expenses remained relatively stable amounting to 32% and 33% for the three months and nine months ended September 30, 2002 compared to 34% for the same periods of the preceding year. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

     Provision for doubtful accounts receivable increased approximately $4,000 and $236,000 for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year. The provision for doubtful accounts amounted to 3% of sales for the three months and nine months ended September 30, 2002 and for the same periods of the preceding year. This increase reflects different collectibility levels associated with DCA's operations in different geographic areas.

     Interest expense, after reclassification of discontinued operations due to our sale of Techdyne, increased by approximately $13,000 and $24,000 and for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year. The increase is largely a result of additional DCA equipment financing agreements, and DCA's April, 2001 Georgia mortgage with the effect of the increased borrowings offset somewhat by lower interest rates. See Notes 1, 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The prime rate was 4.75% at September 30, 2002 and December 31, 2001.

     Equity in affiliate earnings (loss) represents equity in the results of operations of DCA's Ohio affiliate, in which DCA has a 40% ownership interest. This dialysis center, which commenced operations in February, 2001, was profitable for the first nine months of 2002 but operated at a loss for the same period of the preceding year.

Liquidity and Capital Resources

     Working capital totaled $13,321,000 at September 30, 2002, which reflects an increase of $227,000 (2%) during the nine months ended September 30, 2002. The change in working capital included a decrease in cash of $2,325,000, including net cash used in operating activities of $1,605,000 (which includes income tax payments of approximately $2,788,000 during the first nine months of 2002), net cash used in investing activities of $368,000 (including additions to property, plant and equipment of $531,000, acquisition of a Georgia dialysis center for $550,000, a $300,000 payment due on a prior year minority interest acquisition and the first earn-out payment on the sale of Techdyne of $1,105,000; see Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements"), and net cash used in financing activities of $352,000 (including payments on long-term debt of $258,000 and net line of credit payments of $83,000).

     During 2000, we acquired an 8% interest in LGP, which interest is now approximately 11% in addition to which DCA holds approximately a 2% interest, and loaned LGP $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from DCA, with the loans having the same terms as our loans to LGP.

     In May, 2001, LGP made a payment of $215,500 to us for the August, 2000 $200,000 loan plus $15,500 accrued interest. We paid a like amount to DCA.
In June, 2001, LGP paid $100,000 toward the accrued interest due on the remaining outstanding notes. In June, 2001, we repaid DCA the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into a loan extension agreement with LGP extending the maturity date of the loans in consideration for additional LGP shares of common stock, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from an LGP proposed private placement. We have received the shares but not any repayments. In September 2002, we agreed to loan up to an additional $250,000 to LGP in consideration for additional LGP shares. The outstanding loan balance was $2,110,000 as of September 30, 2002, including $110,000 of September 2002 advances. Interest on the notes amounted to $52,000 and $154,000 for the three months and nine months ended September 30, 2002 compared to $79,000 and $185,000 for the same periods of the preceding year. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     DCA has mortgages with a Maryland bank on two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $84,000 at September 30, 2002 and $138,000 at December 31, 2001. DCA through its subsidiary, DCA of Vineland, LLC, has a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on DCA's real property in Easton, Maryland. This loan had an outstanding balance of $671,000 at September 30, 2002 and $700,000 at December 31, 2001. In April 2001, DCA obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $760,000 at September 30, 2002 and $776,000 at December 31, 2001. DCA has an equipment financing agreement for kidney dialysis machines for its facilities which had an outstanding balance of $1,579,000 at September 30, 2002 and $1,678,000 at December 31, 2001. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     DCA needs capital primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of DCA's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is normally more expensive than construction, although acquisition provides an immediate ongoing operation. DCA plans to expand its operations primarily through development of new centers. Development of a dialysis facility to initiate operations typically takes four to six months and usually 12 months or longer to generate income. DCA opened its eleventh center in Mechanicsburg, Pennsylvania in January 2002, and completed the acquisition of a dialysis unit in Georgia in April 2002 for $550,000. DCA is developing two new facilities, one in Ohio and one in Maryland, and is in the planning stage for a new center in Indiana. In May 2002, we purchased land for $172,000 for construction of a facility to house our new Ohio dialysis operation. We have agreed to construct the facility, and upon completion we will sell the completed facility to a corporation owned by one of the minority members and who will be the medical director of the proposed facility, and will lease the facility from that corporation. DCA acquired the remaining 30% minority interest in its DCA of So. Ga., LLC subsidiary in August, 2001 for $600,000 with $300,000 paid at closing in August, 2001 and $300,000 paid in August, 2002, giving DCA a 100% ownership interest in that subsidiary. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

     DCA is in different phases of negotiations for additional outpatient centers. No assurance can be given that DCA will be successful in implementing its growth strategy or that financing will be available to support such expansion. A substantial portion of the proceeds from the sale of Techdyne are anticipated to be used for expansion of our dialysis operations.

     DCA is in the process of developing information technology for compliance with confidentiality of patient records and information under the Health Insurance Portability and Accountability Act. At present, capital expenditures for this information technology program are not expected to be significant. However, if DCA continues to grow at its current pace, the development of the information technology infrastructure may require more substantial capital outlays.

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

New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
------  ---------------------------------------------------------

     We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $6,660,000 invested as of September 30, 2002. A 1/4% decrease in rates on our investments as of September 30, 2002 would have resulted in a negative impact of approximately $7,000 on our results of operations for the first nine months of 2002.

     We also have interest rate exposure on debt agreements with variable interest rates of which we had approximately $863,000 of such debt outstanding as of September 30, 2002. A 1% increase in interest rates on our variable rate debt as of September 30, 2002 would have resulted in a negative impact of approximately $1,000 on our results of operations for the first nine months of 2002.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures
------  -----------------------

     Within 90 days prior to the date of this quarterly report on Form 10-Q for the third quarter ended September 30, 2002, the company carries out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and President, its principal executive officer, and the company's Vice President of Finance, Controller and Treasurer, our principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in the company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II  --  OTHER INFORMATION
                         ------------------------------

Item 1.  Legal Proceedings
------   -----------------

     In August, 2002, the company initiated an action against its former subsidiary, Viragen, Inc., in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for breach of a royalty agreement it has with Viragen, and for an accounting of sales by Viragen and its affiliates and sub-licensees of licensed products, including interferon, and all products or any substance or group of substances which involve or include interferon, whether produced naturally or through genetic engineering. The company is also seeking damages, costs of the legal action, interest, and other relief as the court deems just and proper. Viragen filed an answer and some initial discovery has been accomplished. The company is filing for summary judgment, which means it believes there are no genuine issues of fact, and therefore, it is entitled to a judgment for breach of contract and damages as a matter of law.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits

         Part I Exhibits

              None

         Part II Exhibits

              (10) Material Contracts
                   (i) Lease Renewal dated August 5, 2002.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                          /s/ DANIEL R. OUZTS
                                       By -----------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Principal Financial Officer
                                          Controller and Treasurer

Dated:  November 8, 2002

                                  CERTIFICATIONS

     I, Thomas K. Langbein, Chief Executive Officer and President, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Medicore, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/ Thomas K. Langbein
Date: November 8, 2002           ----------------------------------------
                                  THOMAS K. LANGBEIN, Chief Executive
                                  Officer and President

                                  CERTIFICATIONS

     I, Daniel R. Ouzts, Vice President/Finance, Principal Financial Officer, Controller and Treasurer, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Medicore, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/ Daniel R. Ouzts
Date: November 8, 2002           ----------------------------------------
                                  DANIEL R. OUZTS, Vice President/Finance,
                                  Principal Financial Officer and Treasurer

                                 Medicore, Inc.
                              2337 W. 76th Street
                             Hialeah, Florida 33016
                                (305) 558-4000

November 8, 2002

Division of Corporation Finance
Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Re: Medicore, Inc. - Form 10-Q (File No. 0-6906)

Gentlemen:

     Enclosed for filing pursuant to the EDGAR system is the above company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2002. In accordance with Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer and President, and Vice President/Finance, Principal Financial Officer, Controller and Treasurer of Medicore, Inc. certify, to such officers' knowledge, that the quarterly report of the company for the third quarter ended September 30, 2002 ("Quarterly Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the company.

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