Form 10-K
period 2002-12-31
MEDICORE INC
filed 2003-03-28
CIK 8643

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________ to __________

Commission file number 0-6906
                       ------

                                 MEDICORE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                     59-0941551
---------------------------------------                -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  2337 WEST 76TH STREET, HIALEAH, FLORIDA                     33016
-------------------------------------------                ------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the common stock on March 13, 2003 was approximately $6,042,000.

         As of March 13, 2003 the company had outstanding 6,524,275 shares of common stock.



================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE



         Part III incorporating information by reference from the Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on May 29, 2003.

         Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1997 to 1999 and 2001 Part IV, Exhibits, incorporated in Part IV of this Annual Report.

         Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the years ended December 31, 1996 to 2002, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

                                 MEDICORE, INC.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2002
                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business .........................................................    1

Item 2.  Properties .......................................................   29

Item 3.  Legal Proceedings ................................................   31

Item 4.  Submission of Matters to a Vote
         of Security Holders ..............................................   32

                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ..................................   32

Item 6.  Selected Financial Data ..........................................   33

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................   34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   42

Item 8.  Financial Statements and Supplementary Data ......................   43

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ...........................   43

                                    PART III

Item 10. Directors and Executive Officers
         of the Registrant ................................................   44

Item 11. Executive Compensation ...........................................   45

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .......................   45

Item 13. Certain Relationships and Related Transactions ...................   45

Item 14. Controls and Procedures ..........................................   46

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .   46

                                     PART I

             Cautionary Notice Regarding Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of and future development of the dialysis industry in which our 61% owned public subsidiary, Dialysis Corporation of America, is engaged, anticipated revenues, our need for sources of funding for expansion, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not considered historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar import used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section below. If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in the company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which the company undertakes no obligation to revise to reflect events after the date made.


Item 1.  Business

General

         Medicore, Inc., incorporated in Florida in 1961, has three business segments: (i) the medical products division which distributes medical products;
(ii) the operation of kidney dialysis centers and other dialysis services through our 61% owned public subsidiary, Dialysis Corporation of America; and
(iii) the investment in technology companies through our approximately 14% interest in Linux Global Partners, Inc. (and in which Dialysis Corporation of America has an approximately 2% interest), a private speculative company that has developed and recently commenced marketing a Linux desktop system and which invests in developing Linux software companies. We had outstanding loans since 2000 to Linux Global Partners which aggregated approximately $2,742,000 at December 31, 2002, upon which we declared a default and sold certain collateral at public auction on January 24, 2003 to satisfy the indebtedness. The collateral, 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock, was purchased by Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, which company failed to meet the purchase terms resulting in our company keeping the down payment of 775,000 shares of common stock (approximately 1.5%) of Xandros and obtaining the Ximian preferred shares. See "Linux Division," "Risk Factors" under this Item 1, "Business," Item 13, "Certain Relationships and Related Transactions," and Notes 6, 12 and 15 to "Notes to Consolidated Financial Statements." We sold our

71% owned public subsidiary, Techdyne, Inc., in June, 2001, subsequent to which we have no continuing operations as a contract manufacturer of electronic components. The dialysis operations are the most significant of our operations, accounting for approximately 97% of our sales revenues. Our investment in technology companies, currently limited to Linux Global Partners and since March 21, 2003, Ximian, Inc., the latter a private company providing desktop and server solutions, has not generated any revenues other than interest income, and our medical products division accounts for approximately 3% of our sales revenues.

         Our executive offices are located at 2337 West 76th Street, Hialeah, Florida 33016 and at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604. Our telephone number in Florida is (305) 558-4000 and in New Jersey is (201) 288-8220. You may further communicate with us at the following:

          Florida                               New Jersey
          Fax: (305) 825-0961                   Fax: (201) 288-8208
                                                Email: medicore@compuserve.com


Medical Products

         We develop and distribute medical products, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. We additionally distribute a line of blood lancets used to draw blood for testing. The lancets are distributed under the names Producers of Quality Medical Disposables(TM), Lady Lite(TM), our brand name Lite Touch, or under a private label if requested by the customer. Medical devices are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance or a Premarket Approval Application. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed product. We received 510(k) clearance for our blood lancet line and insulin syringes, and for the sterile products. Our medical products are subject to continuing FDA oversight, including labeling, "good manufacturing practices," as defined in FDA regulations, and adverse event reporting, none of which adverse events have occurred to date. Although we hold three patents related to our lancets (see "Patents and Trade Names" below), and obtained required FDA approval relating to the production of lancets, we are no longer manufacturing these products. As of April 1, 2001, we commenced purchasing lancets from manufacturers in the Far East. Marketing of medical products is conducted by independent manufacturer representatives and our employees.


Dialysis Operations

         Dialysis Corporation of America currently operates 16 outpatient dialysis facilities in Pennsylvania, New Jersey, Georgia, Maryland and Ohio, including Dialysis Corporation of America's management of an Ohio center in which it has a 40% interest and an unaffiliated Georgia center pursuant to management services agreements. Dialysis Corporation of America also provides acute dialysis services through contractual relationships with nine hospitals and medical centers. In addition, it provides homecare services through its wholly owned subsidiary, DCA Medical Services, Inc. Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff.

         General

         Dialysis Corporation of America's growth depends primarily on the availability of suitable dialysis centers for development or acquisition or development in appropriate and acceptable areas, and management's ability to develop new potential dialysis centers at costs within Dialysis Corporation of America's budget while competing with larger companies, some of which are public companies or divisions of public companies with much more personnel and financial resources. We opened a dialysis center in the first quarter of 2002 in Pennsylvania. We acquired a center in Georgia in April 2002. We opened two new centers in February 2003, one in Maryland and one in Ohio. We are in the development stage for two new centers, one in Indiana and one in Virginia, and in the negotiating stage for several others, currently in Ohio and Georgia.

         Dialysis Corporation of America's medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (49%, 47% and 51% of medical services revenues for 2002, 2001 and 2000, respectively); (ii) home peritoneal dialysis services, including method II services (3%, 3% and 6% of medical services revenues for 2002, 2001 and 2000, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (10%, 15% and 10% of medical services revenues for 2002, 2001 and 2000, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia) (38%, 35% and 33% of medical services revenue for 2002, 2001 and 2000, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

         Essential to Dialysis Corporation of America's operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, Dialysis Corporation of America's operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals, and typically the rates are at least equivalent or higher on a per treatment basis.

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

         Based upon information published by the CMS, the number of ESRD patients requiring dialysis treatments in the United States is approximately 286,000, and continues to grow at a rate of approximately 5% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,200 dialysis facilities, and the current annual cost of treating ESRD in the United States is approximately $22 billion.

         ESRD Treatment Options

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 80%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and simultaneously with the blood circulating through one chamber, dialyzer fluid circulates through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

         Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient's assistant, which usually encompasses four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved over continuous ambulatory peritoneal dialysis.

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

         Dialysis Corporation of America's Business Strategy

         Dialysis Corporation of America has 26 years' experience in developing and operating dialysis treatment facilities. Its first priority is to provide quality patient care. Dialysis Corporation of America intends to continue to establish alliances with physicians and hospitals, attempts to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care. Its smaller size allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         Dialysis Corporation of America continues to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. In 2002, Dialysis Corporation of America acquired a center in Georgia and opened a new center in Pennsylvania; in 2003 has opened a dialysis center in Maryland and a dialysis center in Ohio; and it is in the development stages for two new centers, one in Indiana, and one in Virginia. Dialysis Corporation of America is in different stages of negotiations with physicians for potential new facilities in different areas of the country.

         We sold our controlling interest in Techdyne, Inc. in June, 2001 for $10,000,000 plus a three year earn-out which will amount to between $2,500,000 and $5,000,000. A substantial portion of our after tax proceeds from that sale are available for expansion of Dialysis Corporation of America's dialysis operations.

         Development and Acquisition of Facilities

         One of the primary elements in developing or acquiring facilities is locating an area with an existing patient base under the current treatment of a local nephrologist, since the proposed facility would primarily be serving such patients. Other considerations in evaluating development of a dialysis facility or a proposed acquisition are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as existing outpatient dialysis facilities within reasonable proximity to the proposed center.

         Expansion is accomplished primarily through the development of Dialysis Corporation of America's own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but more costly means of growth. To construct and develop a new facility ready for operations takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variations based on location, size and competitive elements. Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility typically costs in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon its patient base and earnings, and to a lesser extent, location and competition. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources

         Inpatient Services

         Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by our facilities. The contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. In 2002, Dialysis Corporation of America entered into new acute inpatient dialysis services agreements with hospitals in Georgia.

         There is no certainty as to when any additional centers or service contracts will be implemented, or the number of dialysis stations or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that our company will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses and due to their having a smaller and slower developing patient base. See "Dialysis Corporation of America's Business Strategy," "Operations" and "Competition" of Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Operations

                  Location, Capacity and Use of Facilities

         Dialysis Corporation of America operates 16 outpatient dialysis facilities in Pennsylvania, New Jersey, Georgia, Maryland and Ohio, including an Ohio dialysis center in which it holds a 40% interest and which it operates in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which we manage. These dialysis facilities have a total designed capacity of 230 licensed stations.

         The owner of the facility we manage in Georgia is involved in litigation and subject to its success in that litigation and continuing to be the sole owner of that facility, Dialysis Corporation of America has given the owner a put option to sell to Dialysis Corporation of America, and Dialysis Corporation of America has a call option to purchase, all the assets of that Georgia dialysis facility. Each of the options are exercisable for two years commencing September 11, 2003. The put is not exercisable unless that Georgia dialysis facility has $100,000 in pre-tax income. Upon exercise the owner would receive a 20% interest in our Georgia facility with the remainder of the purchase price in cash, determined on a formula based upon a multiple of EBITDA.

         Dialysis Corporation of America owns and operate its centers through subsidiaries some of which are 100% owned, with the balance owned in conjunction with the medical directors of each center who hold interests ranging from 20% to 49%. We have a minority 40% interest in a center in Ohio which we manage. The Lemoyne, Pennsylvania, and one of the South Georgia dialysis facilities are located on properties owned by Dialysis Corporation of America and leased to those subsidiaries. Our Ohio dialysis center is leased from a corporation owned by the medical director of that facility who, together with his wife's corporation, owns 40% of the center. See Item 2, "Properties." We also manage an un-affiliated dialysis center in Georgia.

         Additionally, Dialysis Corporation of America provides acute care inpatient dialysis services to nine hospitals in areas serviced by our dialysis facilities, and we are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Each of our dialysis facilities has the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 80,000 hemodialysis treatments in 2002.

         Management estimates that on average its centers were operating at approximately 50% of capacity as of December 31, 2002, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management of Dialysis Corporation of America believes it can increase the number of dialysis treatments at its centers without making additional capital expenditures.

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

                  Inpatient Dialysis Services

         Dialysis Corporation of America presently provides inpatient dialysis services to nine hospitals in Pennsylvania, Georgia and Ohio, under agreements either with it or with one of its subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

                  Ancillary Services

         Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Although we have a good relationship with the manufacturer and have not experienced any problems in receipt of our supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on our operating revenue and income.

                  Physician Relationships

         An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home where the patient's nephrologist has an established practice.

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. The medical directors are typically a source of patients treated at the particular center served. The medical directors of nine of our centers have acquired an ownership interest in the center they service ranging from 20% to 49%. Our Ohio affiliate is owned 60% by the physician. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and the medical directors treating patients at our facilities. See Item 1, "Business - Regulation - Dialysis Corporation of America."

         Agreements with medical directors typically range from a term of five years to 10 years, with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed directly to the patient or the government payment authorities on a direct basis by the treating physician and paid directly to the physician or the professional association.

         Dialysis Corporation of America's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, most likely resulting in closure, and Dialysis Corporation of America. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

                  Quality Assurance

         Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care, and evaluation of improved technology. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Our Vice President of Clinical Services, who is a certified nephrology nurse, oversees this program in addition to ensuring that the company meets federal and state compliance requirements for dialysis centers. See Item 1, "Business - Regulation - Dialysis Corporation of America."

         Patient Revenues

         A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, New Jersey, Georgia, Maryland and Ohio, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. If no secondary payor covers the remaining 20%, Medicare may reimburse part of the balance as part of Dialysis Corporation of America's cost report filings. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect our revenues and dialysis services payments. See "Medicare Reimbursement" below.

         The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments.

                  Medicare Reimbursement

         Dialysis Corporation of America is reimbursed primarily by Medicare under a prospective reimbursement system for chronic dialysis services, and by third party payors including Medicaid and commercial insurance companies. Each of our dialysis facilities is certified to participate in the Medicare program. Under the Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by CMS governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. The Medicare composite rate is subject to regional differences.

         Dialysis Corporation of America receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between approximately $121 and $136 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. An average ESRD reimbursement rate is approximately $124 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $144 per treatment. Congress has requested studies of the ESRD composite rate structure as well as other related ancillary services to determine whether the composite rate is subject to an annual inflationary increase. To date this issue is still pending.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 26% of Dialysis Corporation of America's medical services revenues in 2002 was derived from providing dialysis patients with EPO.

CMS limits the EPO reimbursement based upon patients' hematocrit levels. Other ancillary services, mostly other drugs, account for approximately an additional 10% of our medical services revenues. We submit claims monthly and are usually paid by Medicare within 14 days of the submission.

         There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate would have a material adverse effect on Dialysis Corporation of America's and our business, revenues and net earnings.

         Medicaid Reimbursement

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD Medicaid provider in New Jersey, Pennsylvania, Ohio and Georgia.

                                         Dialysis Corporation of America
                                        Sources of Medical Service Revenues

                                             Year Ended December 31,
                                                 2002        2001
                                                 ----        ----
Medicare                                          49%         48%
Medicaid and Comparable Programs                   9%         11%
Hospital inpatient dialysis services              10%         15%
Commercial and private payors                     32%         26%

         Management Services

         Dialysis Corporation of America has a management services agreement with each subsidiary and with its 40% owned affiliate DCA of Toledo, LLC, and with an unaffiliated Georgia dialysis center, providing them with administrative and management services, including but not limited to providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of each facility.

Corporate Integrity Program

         Medicore and Dialysis Corporation of America have developed Corporate Integrity Programs to assure we continue to achieve our goal of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations. This program is intended to reinforce our management's, employees' and professional affiliates' awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to the operations of our company. This should benefit the overall care and services for our dialysis patients, assure our operations are in compliance with the law, which should also assist in operating in a cost-effective manner, and accordingly, benefit our shareholders.

         The board of directors of both Medicore and Dialysis Corporation of America have established audit committees each consisting of three independent members of the board who oversee audits, accounting, financial reporting, and who have established procedures for receipt, retention and resolution of complaints relating to those areas (none to date), among other responsibilities. The audit committees operate under charters providing for their detailed responsibilities.

         Dialysis Corporation of America has developed a Compliance Program to assure compliance with fraud and abuse laws, enhance communication of information, and provide a mechanism to quickly identify and correct any problems that may arise. This Compliance Program supplements and enhances our existing policies, including those applicable to claims submission, cost report preparation, internal audit and human resources.

         As part of our Corporate Integrity Programs, Medicore and Dialysis Corporation of America have developed Codes of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with our company and our operations act in an ethical and lawful manner. The Codes of Ethics and Business Conduct cover relationships among and between affiliated persons, patients, payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education, development, among other areas. In its commitment to delivering quality care to dialysis patients, Dialysis Corporation of America has mandated rigorous standards of ethics and integrity.

         The Corporate Integrity Programs are implemented and upgraded to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and our shareholders.

         Potential Liability and Insurance

         Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although Dialysis Corporation of America has been involved in chronic and acute kidney dialysis services for approximately 26 years, that subsidiary has never been subject to any suit relating to its dialysis operations. Dialysis Corporation of America initiated and is involved in a breach of contract dispute. See Item 3, "Legal Proceedings." We currently have general and umbrella liability insurance, as well as professional and products liability coverage. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against Dialysis Corporation of America in excess of our insurance coverage could have a material adverse effect upon Dialysis Corporation of America's and our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.


Technology Companies

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our initial investment was in Linux Global Partners, a private company which has developed and recently commenced marketing its Linux desktop system. Linux Global Partners has investments in a variety of other Linux-related software companies, with certain of which it is attempting to negotiate strategic alliances to employ their systems in conjunction with Linux Global Partner's desktop system.. We hold an approximately 14% interest in Linux Global Partners, and Dialysis Corporation of America holds an approximately 2% interest. During 2000, we loaned Linux Global Partners $2,200,000 at an annual rate of interest of 10%, which funds we borrowed from our subsidiary, Dialysis Corporation of America. In May and June, 2001, we fully repaid this loan and accrued interest to Dialysis Corporation of America. In 2001, Linux Global Partners paid us $215,000 of which $200,000 was principal of the indebtedness. The loan had been extended on various occasions. In 2002 we advanced another $250,000 to Linux Global Partners under the same terms as the original loan. At December 31, 2002, the principal and accrued interest on the loans aggregated approximately $2,742,000. The indebtedness was collateralized by Linux Global Partner's portfolio consisting of several companies that focus on the software capabilities of the Linux operating system. Some of its investments, which range from 6% to 90% ownership, included Ximian (which investment we now own), which is involved in producing a Linux desktop environment and productivity application suite, and enterprise software management solutions; Code Weavers, a software development service and porting company; and Metro Link, involved in Linux graphics and the embedded sector. All of these companies are private and are in the developmental stages, several with limited revenues, and their success remains speculative.

         We were to receive $100,000 per month or 25% of the proceeds of Linux Global Partners' private financings, whichever first occurred, and until such repayment, Linux Global Partners had been issuing 50,000 shares of its common stock to us every month. We declared the loan in default and sold, under the requirements of the Uniform Commercial Code, certain of the collateral at public auction on January 24, 2003. The sale consisted of 4,115,815 shares of Ximian series A convertible preferred stock, which was purchased for $2,992,000 by Xandros, Inc., a 95% owned subsidiary of Linux Global Partners. Xandros failed to meet the conditions of purchase and forfeited its down payment of 775,000 shares of its common stock and we obtained the 4,115,815 preferred shares of Ximian, which has become our second investment in new technology companies. See
Item 1, "Business - Risk Factors - Investment in Technology Companies," Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6, 12, and 15 to "Notes to Consolidated Condensed Financial Statements."

         Linux is a free operating system, with its source code openly published, developed and improved over the years by a worldwide community of programmers. Linux has become an increasingly popular operating system posing a potential challenge to the current major operating systems, such as Microsoft's Windows NT and Sun Microsystems' Solaris, two of the leading operating systems used on server computers, the data-serving machines that are the engines of corporate networks and the Internet. In August, 2001, Linux Global Partners purchased Corel Corporation's Canadian Linux Business Division, which Linux Global Partners is operating through its subsidiary, Xandros. Corel, the world's second largest desktop software company, holds a 5% interest in that subsidiary. Xandros, building on Corel's $25 million in research and development of the Linux desktop system, has improved the system and in October, 2002, initiated the marketing of the Linux operating system and suite of applications for desktop computing. The Linux operating system has received high accolades from a variety of technical software publications and was among five prize winners for desktop software technology awarded by Norge, a pc magazine. Xandros has been obtaining limited financing for its operations, and is in need of substantial capital to continue its marketing and further development of the Linux desktop operating system. Although Xandros is in discussions with a variety of investors, some of whom have already provided funding to its parent, Linux Global Partners, and itself, there is no assurance such capital will be available or, if so, on favorable terms. We recognize Xandros is subject to all the risks of a startup company, including the ability to continue operations, and whether the Linux desktop system will be accepted, the extent of sales, its ability to generate revenues, and whether such revenues will be sufficient to reflect income, and the overall ability of management to operate and grow that company. Ximian is a new private technology company, facing similar start-up company risks, and is engaged in funding efforts for its operations.

         Although we continue to evaluate new technologies, the economy and marketplace during 2001 and 2002 and thus far in 2003 have not been friendly to many industries, particularly the technology sector.

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

Government Regulation

         Dialysis Corporation of America

         Regulation of healthcare facilities, including dialysis facilities, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, confidentiality of medical records, licensing and other areas of operations. Each of the dialysis facilities must be certified by CMS, and we must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine the satisfaction of regulatory standards to its operations. Our operations are also subject to the Occupational Safety and Health Administration, known as OSHA, relating to workplace safety and employee exposure to blood and other potentially infectious material.

         Many states have eliminated the requirement to obtain a certificate of need prior to the establishment or expansion of a dialysis center. There are no certificate of need requirements in the states in which we are presently operating.

         Our record of compliance with federal, state and local governmental laws and regulations remains excellent. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Enforcement, both privately and by the government, has become more stringent, particularly in attempts to combat fraud and waste, adding to compliance costs as well as potential sanctions. Since inception in 1976, we have maintained all of our licenses, including our Medicare and Medicaid and equivalent certifications. The loss of any licenses and certifications would have a material adverse effect on our company, revenues and earnings.

         We regularly review legislative and regulatory changes and developments and will restructure a business arrangement if we determine such might place our operations in material noncompliance with such law or regulation. See "Fraud and Abuse" and "Stark II" below. To date, none of our business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that our business arrangements will not be the subject of future investigation or prosecution by federal or state governmental authorities which could result in civil and/or criminal sanctions.

         Fraud and Abuse

         Certain aspects of our dialysis business are subject to federal and state laws governing financial relationships between health care providers and referral sources and the accuracy of information submitted in connection with reimbursement. These laws, collectively referred to as "fraud and abuse" laws, include the Anti-Kickback Statute, Stark II, other federal fraud laws, and similar state laws.

         The fraud and abuse laws apply because our medical directors have financial relationships with the dialysis facilities and also refer patients to those facilities for items and services reimbursed by federal and state health care programs. Financial relationships with patients who are federal program beneficiaries also implicate the fraud and abuse laws. Other financial relationships which bear scrutiny under the fraud and abuse laws include relationships with hospitals, nursing homes, and various vendors.

         Anti-Kickback Statutes

         The federal Anti-Kickback Statute prohibits the knowing and willful solicitation, receipt, offer, or payment of any remuneration, directly or indirectly, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable under the Medicare, Medicaid, or other federal health care program.

         Sanctions for violations of the Anti-Kickback Statute include criminal penalties, such as imprisonment and fines of up to $25,000 per violation, and civil penalties, of up to $50,000 per violation, and exclusion from Medicare, Medicaid, and other federal health care programs.

         The language of the Anti-kickback Statute has been construed broadly by the courts. Over the years, the federal government has published regulations that established "safe harbors" to the Anti-Kickback Statute. An arrangement that meets all of the elements of the safe harbor is immunized from prosecution under the Anti-Kickback Statute. The failure to satisfy all elements, however, does not necessarily mean the arrangement violates the Anti-Kickback Statute.

         Some states have enacted laws similar to the Anti-Kickback Statute. These laws may apply regardless of payor source, may include criminal and civil penalties, and may contain exceptions that differ from the safe harbors to the Anti-Kickback Statute.

         As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of Dialysis Corporation of America's medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eight of our outpatient dialysis centers are owned jointly between Dialysis Corporation of America and physicians, usually professional associations, who hold a minority position. Our Ohio affiliate is majority-owned by a physician. These physicians, except in one instance, also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our facilities. We have never been challenged under the fraud and abuse laws and believe our arrangements with our medical directors are in material compliance with applicable law. Several states in which we operate have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships Dialysis Corporation of America has with its medical directors who hold joint ownership in the dialysis facilities, Dialysis Corporation of America would restructure its relationship with these physicians, but it could be subject to penalties.

         Management believes that the Anti-Kickback Statute and other fraud and abuse laws are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the company generally cannot by their very nature be over-utilized, since dialysis treatment is not elective, and is only indicated when there is temporary or permanent kidney failure. Medical necessity is capable of objective documentation, drastically reducing the possibility of over utilization. There are safe harbors for certain arrangements. Relationships with medical director ownership of minority interests in our facilities satisfy many but not all of the criteria for the safe harbor, and there can be no assurance that these relationships will not subject Dialysis Corporation of America to investigation or prosecution by enforcement agencies. In an effort to further our compliance with the law, Dialysis Corporation of America has adopted a corporate compliance plan that addresses medical necessity and medical chart audits to confirm medical necessity of referrals.

         With respect to its inpatient dialysis services, Dialysis Corporation of America provides hospitals with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, medical directors of a company facility who have a minority interest in that facility may refer patients to hospitals with which Dialysis Corporation of America has an inpatient dialysis services arrangement. Although these arrangements may implicate the federal fraud and abuse laws, we believe our acute inpatient hospital services are in compliance with the law. See "Stark II" below.

         We endeavor in good faith to comply with all governmental regulations. However, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process, enforcement procedures, or whether changes in the safe harbor rules will affect our position with respect to the Anti-Kickback Statute, but we do believe we will remain in compliance.

         Stark II

         The Physician Ownership and Referral Act, known as Stark II, bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. For purposes of Stark II, "designated health services" include, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services."

         This ban is subject to several exceptions including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs.

         HHS' regulations to Stark II became effective in January, 2002. These regulations exclude from covered designated health services and referral prohibitions, services included in the ESRD composite rate and EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from "inpatient hospital services" are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude Dialysis Corporation of America's inpatient hospital services agreements from Stark II. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of "durable medical equipment." HHS is revisiting its regulations and intends to issue additional regulations to the Stark legislation. We are unable to predict the extent or nature of such revised and/or new HHS regulations, which may negatively impact our dialysis operations or require us to restructure different aspects of our business. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the company incident to dialysis services within the Stark II prohibitions.

         If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance. We compensate our nephrologist-physicians as medical directors of our dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send their patients to or treat their patients at any of our facilities do not receive any compensation from the company.

         Medical directors of our dialysis facilities who hold a minority investment interest in those subsidiaries may refer patients to hospitals with which the company has an acute inpatient dialysis service arrangement. Stark II may be interpreted to apply to these types of interests. We believe that Dialysis Corporation of America's contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with Stark II.

         If CMS or any other government entity otherwise interprets the Stark II regulations, we may be required to restructure certain existing compensation or investment agreements with Dialysis Corporation of America's medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, Dialysis Corporation of America could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect our operations and future financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to our dialysis arrangements, it is possible that we could be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the company.

         Health Insurance Reform Act

         Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to the company for its services, or impose further regulation or restrictions on healthcare providers. Further, statutes or regulations may be adopted which demand additional requirements in order for Dialysis Corporation of America to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect Dialysis Corporation of America's business and operations, as well as our competitors.

         The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws, which were expanded. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities, known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program is conducted jointly by HHS and the Attorney General while the Medicare Integrity Program enables HHS, the Department of Justice and the FBI to monitor and review Medicare fraud.

         Under these programs, these governmental entities undertake a variety of monitoring activities previously left to providers to conduct, including medical utilization and fraud review, cost report audits and secondary payor determinations. The Incentive Program for Fraud and Abuse Information rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created several new Health Care Fraud Crimes and extended their applicability to private health plans.

         As part of the administrative simplification provisions of HIPAA, final regulations governing electronic transactions relating to healthcare information were published by HHS. These regulations require a party transmitting or receiving healthcare transactions electronically to send and receive data in single format. This regulation applies to our submissions and processing of healthcare claims and also applies to many of our payors. Dialysis Corporation of America is in the process of developing the single format transmission, which is required to be in place by October 16, 2003.

         HHS also published regulations relating to the exchange of healthcare information to comply with HIPAA privacy standards. HHS' privacy rules cover all individually identifiable healthcare information known as "protected health information" and apply to healthcare providers, health plans, and healthcare clearing houses, known as "covered entities." Covered entities must be in compliance no later than April 14, 2003. The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient acknowledgement of receipt of a notice of privacy practices; (ii) obtain patient authorization before certain uses and disclosures of protected health information; (iii) respond to patient requests for access to their healthcare information; and (iv) develop policies and procedures with respect to uses and disclosures of protected health information. HHS proposed changes to these privacy regulations to correct unintended consequences that threatened patients' access to quality health care.

         Dialysis Corporation of America has developed and continues to refine its HIPAA compliance plan, and expects to be in material compliance by April 14, 2003. These regulations are complex, and require continued efforts, which add to our administrative and financial obligations, to insure the privacy of protected health information. It is anticipated that the HIPAA privacy rules will be further amended, which could require additional resources to comply.

         HIPAA significantly increased the civil and criminal penalties for offenses related to healthcare fraud and abuse. HIPAA increased civil monetary penalties from $2,000 plus twice the amount for each false claim to $10,000 plus three times the amount for each false claim. HIPAA expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services, (3) certifying the need for home health services knowing that all of the coverage requirements have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement.

However, HIPAA creates a tougher burden of proof for the government by requiring that the government establish that the person "knew or should have known" a false or fraudulent claim was presented. The "knew or should have known" standard is defined to require "deliberate ignorance or reckless disregard of the truth or falsity of the information," thus merely negligent conduct or billing errors should not violate the Civil False Claims Act.

         As for criminal penalties, HIPAA adds healthcare fraud, theft, embezzlement, obstruction of investigations and false statements to the general federal criminal code with respect to federally funded health programs, thus subjecting such acts to criminal penalties. Persons convicted of these crimes face up to 10 years imprisonment and/or fines. Moreover, a court imposing a sentence on a person convicted of federal healthcare offense may order the person to forfeit all real or personal property that is derived from the criminal offense. The Attorney General is also provided with a greatly expanded subpoena power under HIPAA to investigate fraudulent criminal activities, and federal prosecutors may utilize asset freezes, injunctive relief and forfeiture of proceeds to limit fraud during such an investigation.

         Although we believe we substantially comply with currently applicable state and federal laws and regulations and to date have not had any difficulty in maintaining our licenses and Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on our operations cannot be predicted. No assurance can be given that our dialysis operations will not be reviewed or challenged by regulatory authorities. We continue to work with our healthcare counsel in reviewing our policies and procedures and make every effort to comply with HIPAA and other applicable federal and state laws and regulations.

         Any loss by Dialysis Corporation of America of its various federal certifications, its approval as a certified provider under the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services, would have a material adverse effect on Dialysis Corporation of America's, and accordingly, our business.

         Environmental and Health Regulations

         Our dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of our waste is non-hazardous. CMS requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. We also follow OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

         There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection. Dialysis Corporation of America adheres to OSHA's protective guidelines, including regularly testing employees and patients for exposure to hepatitis B and providing employees subject to such exposure with hepatitis B vaccinations on an as-needed basis, protective equipment, a written exposure control plan and training in infection control and waste disposal.

Other Regulation

         There are also federal and state laws prohibiting anyone from presenting false claims or fraudulent information to obtain payments from Medicare, Medicaid and other third-party payors, such as the federal False Claims Act. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. The False Claims Act has been used to prosecute for fraud, for coding errors, billing for services not provided, and billing for services at a higher than allowable billing rate. We believe Dialysis Corporation of America has the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. Such reports and requests are subject to a challenge under these laws.

         Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-Kickback Statute and Stark
II. We have no reason to believe that we are not in compliance with such state laws.

         Dialysis Corporation of America has developed a Compliance Program as part of its Corporate Integrity Program, designed to assure compliance with fraud and abuse laws and regulations. See above under the caption "Corporate Integrity Program." The establishment and implementation of our compliance program, coupled with our existing policies and internal controls, could have the effect of mitigating any civil or criminal penalties for potential violations, none of which we have had since we commenced operations in 1976. We will continue to use our best efforts to fully comply with federal and state laws, regulations and requirements as applicable to our operations and business.


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


Competition

         The medical products operations are extremely competitive and we are not a significant competitive factor in this area.

         The dialysis industry is highly competitive. There are numerous providers who have dialysis facilities in the same areas as the company. Many are owned by major corporations which operate dialysis facilities regionally, nationally and internationally. Our dialysis operations are small in comparison with those corporations. Some of Dialysis Corporation of America's major competitors are public companies, including Fresenius Medical Care, Inc, A. G., Gambro Healthcare, Inc., Renal Care Group, Inc., and Davita, Inc. Most of these companies have substantially greater financial resources, many more centers, patients and services than Dialysis Corporation of America has, and by virtue of such may have an advantage in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with an even greater competitive edge. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. Dialysis Corporation of America also faces competition from hospitals and physicians that operate their own dialysis facilities.

         Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis facility for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center. Dialysis Corporation of America's medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

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


Employees

         The company and its subsidiaries employ approximately 204 full time employees of which 8 are administrative, 191 are with the dialysis operations and 5 are engaged in the medical supply operations. In addition, Dialysis Corporation of America employs approximately 11 part-time employees and retains 10 independent contractors, consisting of the social workers and dietitians at certain of Dialysis Corporation of America's dialysis facilities in addition to medical directors who supervise patient treatment at each facility. Dialysis Corporation of America also uses approximately 60 "per diem" personnel to supplement staffing.


Risk Factors

         We have listed below certain of the risk factors relating to our company and our securities. There may be other risks and uncertainties that the company may face of which we are currently unaware which could also adversely affect our business, operations and financial condition. If any of such risks or uncertainties arise, or the risks listed below occur, our company, operations, earnings and financial condition could be materially harmed, which, in turn, would most likely adversely affect the trading price of our common stock. Any such event could seriously impact a shareholder's investment in the company.

         Our dialysis operations are the most significant business segment, and, therefore, most of the risk factors will relate to that business.

         Investment in Technology Companies

We only have two investments in development stage private Linux software companies, which have recently initiated marketing of new products, and need significant financing

         In 2000, we initiated a new division which was to be investments in technology companies. Until recently (see the immediately following Risk Factor), Linux Global Partners, a private development stage company involved in Linux software product development and investment, was our singular investment. The following risks relate to Linux Global Partners

         o        no audited financial statements
         o incurred losses in implementing through Xandros, Inc., its 95% owned subsidiary, the production and marketing of its Linux desktop system in December, 2002
         o        demand for its Linux desktop system has been minimal
         o the recent launch of its Linux desktop system has not generated sufficient revenues to cover expenses or reflect income
         o significant funding is required to continue its existence and the marketing and further development of its product
                  - no assurance funding will be available, or if so, on favorable terms
                  - presently has significant outstanding indebtedness, some of which is due but not paid
         o limited operating history; inability to evaluate future prospects
         o early stage company; rapidly evolving market; intense competition
         o reliance on prominent Linux developers of the Linux kernal could impair it from upgrading its product


Linux Global Partners defaulted on our $2,250,000 loans, forcing a public sale of certain collateral in January, 2003, resulting in our ownership of our second Linux software company

         In 2000, we made our investment in Linux Global Partners, obtaining an 8% interest and having loaned $2,200,000 to Linux Global Partners at an annual interest rate of 10%. We borrowed those funds from Dialysis Corporation of America, and fully repaid our subsidiary in June, 2001. In May, 2001, Linux Global Partners paid us $215,500 of which $200,000 was principal. In August, 2001, we entered into an extension of our loan with Linux Global Partners based upon repayment of $100,000 per month or 25% of any proceeds it received from its financing attempts, none of which occurred. We also received 50,000 shares of Linux Global Partners' common stock per month until our loan was repaid.

         The Linux Global Partners debt had been extended on various occasions. From September, 2002 through the fourth quarter of 2002, we loaned an additional $250,000 to Linux Global Partners to assist its initiation of the marketing of its Linux desktop software system, for which we received an additional 75,000 shares of common stock giving us an aggregate ownership of approximately 14% of that company. Our subsidiary, Dialysis Corporation of America, owns approximately 2% of Linux Global Partners. At December 31, 2002, Linux Global Partners' indebtedness to us aggregated approximately $2,742,000. The loans were in default and we sold certain of the collateral at a public auction in January, 2003. Xandros, Linux Global Partners' 95% owned subsidiary, purchased the collateral for $2,992,000. Xandros deposited 775,000 shares of its common stock as a down payment, which it forfeited to us upon its failure to pay the purchase price for the Ximian collateral. We acquired the 4,115,815 shares of series A convertible preferred stock of Ximian in satisfaction of the Linux Global indebtedness, as we were the next highest bidder at the public auction.

         We now hold an approximately 14% interest in Ximian, a private company providing Linux desktop and server solutions enabling enterprise Linux adoption. Ximian indicates its products have been marketed for over one year, has revenues but to date has experienced losses.

         It too does not generate sufficient cash flow for development and operations and faces similar risks of new enterprises, including:

         o        extent of demand for its products
         o sufficient financing for operations, marketing and product development
         o        limited operating history
         o        difficult to evaluate future prospects
         o        rapidly evolving market; intense competition
         o        reliance on its founders, prominent Linux developers

         In October, 2002, Xandros launched its Linux desktop software system, which to date has not generated sufficient cash flow to meet operating costs. Xandros is subject to all the risks of a startup company, including its ability to continue in business, whether its Linux desktop system will be commercially accepted, the extent of sales, Xandros' ability to generate revenues and if so, whether they will be sufficient to generate income. There is also the risk as to the ability of Xandros' management to operate and develop its business. See Item 1, "Business - General - Linux Divisions," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 14 to "Notes to Consolidated Condensed Financial Statements."

         Based upon certain agreements Linux Global Partners entered into with Ximian shortly after our initial loan to Linux Global in January, 2000, which provided Ximian, its founders and investors with rights of first refusal to the collateral, which they did not exercise upon the sale of the collateral, among other issues which impacted the salability, and therefore the value, of the collateral, the Ximian preferred shares, Linux Global Partners gave the company a put to sell all or any portion of the Ximian preferred shares we now own to Linux Global Partners at $.753 per share or an aggregate of $3,100,000, exercisable from January 25, 2004 through March 4, 2004.


         Dialysis Operations

Until fiscal 2001, Dialysis Corporation of America had experienced operational losses

         Since 1989, when Dialysis Corporation of America sold four of its five dialysis centers, that subsidiary had experienced operational losses. Not until fiscal 2001 did Dialysis Corporation of America reflect net income. Dialysis Corporation of America initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operates and/or manages 16 centers in New Jersey, Pennsylvania, Georgia, Ohio and Maryland, with two dialysis facilities in the developmental stage in Indiana and Virginia. Some of our dialysis centers have generated losses since their commencement of operations. This is due to operational costs and time needed to reach full capacity of dialysis treatments. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dialysis operations are subject to extensive government regulation

         Our dialysis operations are subject to extensive federal and state government regulations, which include:

         o        licensing requirements for each dialysis facility
         o        patient referral prohibitions
         o false claims prohibitions for health care reimbursement and other fraud and abuse regulations
         o        record keeping requirements
         o        health, safety and environmental compliance
         o expanded protection of the privacy and security of personal medical data
         o establishing standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals

         Many of these laws and regulations are complex and open to a variety of interpretations. If we are forced to change our method of operations because of these regulations, our earnings, financial condition and business might be adversely affected. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, revocation of licensure, closure of a facility, and exclusion from participating in Medicare and Medicaid programs. Any loss of federal or state certifications or licenses would adversely impact our business.


Dialysis Corporation of America arrangements with its physician medical directors do not meet the safe harbor provisions of federal and state laws, and may subject us to greater governmental scrutiny

         Neither Dialysis Corporation of America's arrangements with the medical directors of its dialysis facilities nor the minority ownership interests of referring physicians in certain of Dialysis Corporation of America's dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions that do not fall within the safe harbor may be subject to greater scrutiny by enforcement agencies.


Dialysis Corporation of America's operations are subject to Medicare and Medicaid audits with concurrent potential civil and criminal penalties for failure to comply

         Dialysis Corporation of America is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies if they assert that Dialysis Corporation of America has overcharged the programs or failed to comply with program requirements, none of which it has done. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to it. These programs may also impose fines, criminal penalties or program exclusions.

         In the ordinary course of Dialysis Corporation of America's business, it receives notices of deficiencies for failure to comply with various regulatory requirements. Dialysis Corporation of America reviews such notices and takes appropriate corrective action. In most cases, Dialysis Corporation of America and the reviewing agency will agree upon the measures that will bring the center or services into compliance. In some cases or upon repeat violations, none of which Dialysis Corporation of America has experienced, the reviewing agency may take various adverse actions against a provider, including but not limited to:

         o        the imposition of fines;
         o        suspension of payments for new admissions to the center; and
         o in extreme circumstances, desertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

         Any such regulatory actions could adversely affect a provider's ability to continue to operate, to provide certain services, and/or the eligibility to participate in Medicare or Medicaid programs or to receive payments from other payors. Further, actions against one center may subject our other centers deemed under common control or ownership to adverse remedies.


There has been increased governmental focus and enforcement with respect to anti-fraud initiatives as they relate to healthcare providers

         State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Recent legislation expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program. Dialysis Corporation of America has established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions, however, could have an adverse effect on Dialysis Corporation of America's and our financial position and results of operations.


Dialysis Corporation of America's revenues and financial stability are dependent on fixed reimbursement rates under Medicare and Medicaid

         During 2002, approximately 49% of Dialysis Corporation of America's patient revenues was derived from Medicare reimbursement and 9% of its patient revenues was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect Dialysis Corporation of America's and our revenues and profitability. Furthermore, operating costs tend to increase over the years without comparable increases in the prescribed dialysis treatment rates.


Decreases in reimbursement payments from third-party, non-government payors could adversely affect our earnings

         Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect Dialysis Corporation of America's and our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 42% of Dialysis

Corporation of America's patient revenues for 2002 was obtained from sources other than Medicare or Medicaid and equivalent programs. Dialysis Corporation of America generally charges non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on Dialysis Corporation of America's ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed corporate rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than we charge, could adversely affect Dialysis Corporation of America's and our business, results of operations, and financial condition.


Any decrease in the availability of or the reimbursement rate of EPO would reduce Dialysis Corporation of America's and our revenues and earnings

         EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. On January 1, 2003, Amgen increased the price of EPO, and there is no assurance there will not be further price increases. There currently is no alternative drug available to us for dialysis patient treatment of anemia. The available supply could be delayed or reduced, whether by Amgen, unforeseen circumstances, or through excessive demand. This would adversely impact Dialysis Corporation of America's and our revenues and profitability, since approximately 26% of Dialysis Corporation of America's medical revenues in 2002 were based upon the administration of EPO to its dialysis patients. Most of Dialysis Corporation of America's EPO reimbursement is from government programs. We are unsure whether there will be an EPO reimbursement rate reduction, but if such occurs, it would adversely affect Dialysis Corporation of America's and our revenues and earnings.


Dialysis Corporation of America's ability to grow is subject to its resources and available locations

         Other than one center acquisition in 2002, expansion of Dialysis Corporation of America's operations has been through construction of dialysis facilities. This is due to the substantial costs involved in an acquisition, usually valued on a per-patient basis. We seek areas with qualified and cost-effective nursing and technical personnel, with a sufficient population to sustain a dialysis facility. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. Construction through commencement of operations generally takes four to six months and sometimes longer. Once the facility is operable, it generates revenues, but usually does not operate at full capacity, and may generate losses for approximately 12 months or longer. Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional facilities. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

         Our inability to acquire or develop facilities in a cost-effective manner would adversely affect our ability to expand our dialysis business and our profitability.

         Growth places significant demands on our financial and management skills. Inability on our behalf to meet the challenges of expansion and to manage any such growth would have an adverse effect on our management, results of operations and financial condition.

Dialysis Corporation of America's attempts to expand through development or acquisition of dialysis facilities which are not currently identified entails risks which shareholders and investors will not have a basis to evaluate

         Dialysis Corporation of America expands generally through seeking an appropriate location considering the patient base, availability of a physician nephrologist to be medical director of that dialysis facility, and a skilled work force. Construction and equipment costs for a new dialysis facility with 15 stations typically range from $600,000 to $750,000. The cost of acquiring a center is usually much greater. Dialysis Corporation of America cannot ensure that it will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding its operations. Dialysis Corporation of America is negotiating with nephrologists and others to establish new dialysis centers, but it cannot ensure these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.


Dialysis Corporation of America depends on physician referrals, and the limitation or cessation of such referrals would adversely impact Dialysis Corporation of America's and our revenues and earnings

         Our dialysis facilities and those centers we seek to develop are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology. Generally, the nephrologist or medical professional association of physicians supervising a particular dialysis center's operations, known as a medical director of that facility, account for most of the patient base. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other conveniently located dialysis facility. We may not be able to renew or otherwise negotiate compensation under the medical director agreements with our medical director physicians which could terminate the relationship, and without a suitable medical director replacement could result in closure of the facility. Accordingly, the loss of these key referring physicians at a particular center could have a material adverse effect on the operations of the center and could adversely affect Dialysis Corporation of America's and our revenues and earnings.

         Some of the referring physicians own minority interests in certain of the dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect Dialysis Corporation of America's relationship with these referring physicians, or their patients, who may seek treatment elsewhere, which would have an adverse effect on Dialysis Corporation of America's and our business.


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

Dialysis Corporation of America's business is subject to substantial competition, and it must compete effectively, otherwise its growth could slow

         Dialysis Corporation of America is operating in a highly competitive environment in terms of operations, development and acquisition of existing dialysis centers. Competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating. There are some very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Most of Dialysis Corporation of America's competitors have much greater financial resources, more dialysis facilities and a larger patient base.

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


Medicore, which owns 61% of Dialysis Corporation of America, has some common officers and directors, which presents the potential for conflicts of interest

         We own 61% of Dialysis Corporation of America, and are able to elect all of Dialysis Corporation of America's directors and otherwise control Dialysis Corporation of America's management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board and Chief Executive Officer of both our company and Dialysis Corporation of America, and also the President of our company, and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to Dialysis Corporation of America. The costs of executive salaries and other shared corporate overhead for these companies are allocated on the basis of time spent. The amount of expenses charged by Medicore to Dialysis Corporation of America for 2002 amounted to approximately $200,000.

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

The loss of certain executive personnel without retaining qualified replacements could adversely affect management of our and Dialysis Corporation of America's business, and our revenues and earnings could decline

         We are dependent upon the services of our executive officer, Thomas K. Langbein, Chairman of the Board and Chief Executive Officer, who also holds those positions with Dialysis Corporation of America. He is also President of our company. We are also dependent on the services of Stephen W. Everett, director and President of Dialysis Corporation of America. Mr. Langbein has been involved with our company since 1971, when his investment banking firm, Todd & Company, Inc., took us public, and with Dialysis Corporation of America since it became a public company in 1977 (originally our wholly-owned subsidiary organized in 1976). Mr. Everett joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, and President on March 1, 2000. Mr. Everett has been involved in the healthcare industry for 23 years. Mr. Langbein has an employment agreement with our company through August 21, 2003, which provides for non-competition within 20 miles of our primary operations, with an option for the company to pay $4,000 per month for 12 months for additional non-competition provisions. Mr. Everett has an employment agreement with Dialysis Corporation of America through December 31, 2005 with a one-year non-competition provision within the United States. It would be very difficult to replace the services of these individuals, whose services, individually and certainly combined, if lost would adversely affect our company, its operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance on any of our officers.


         General

There is a possibility of continued volatility in our security price

         Our common stock trades on the Nasdaq SmallCap Market. Over the years the market price of the common stock has significantly fluctuated. During the last two years, the common stock has been as high as $2.77 in the second quarter of 2002 and as low as $.63 in the first quarter of 2001. On March 13, 2003, the closing price of the common stock was $1.37. The market price of our common stock could fluctuate substantially based upon announcements concerning our company, such as operating results, government regulatory changes, technological innovations, or information concerning our competitors. In addition, security prices fluctuate widely for reasons unrelated to operations, usually general political, and worldwide and domestic economic conditions, and the stock market's reaction. These fluctuations and events could adversely affect the market price of our common stock.


Possible delisting and risks of low priced stocks

         Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or a market capitalization of $35,000,000 or a net income of $500,000 for our most recently completed fiscal year or in two of the last three most recently completed fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among other criteria. For SmallCap companies, as is our company, if a deficiency occurs for a period of 30 consecutive business days, the particular company is notified by Nasdaq and has 180 days to achieve compliance. Following this grace period, issuers that demonstrate compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal years), stockholders' equity of $5,000,000, or market capitalization of $50,000,000, will be afforded an additional 180-day grace period within which to regain compliance. If the company is unable to demonstrate compliance, the security is subject to delisting. The security might be able to trade on the OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of the common stock.

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


Shares eligible for future sale by our current shareholders may adversely affect our stock price

         Officers and directors of our company own approximately 2,114,000 shares of common stock and 610,000 options exercisable into an additional 610,000 shares of common stock. A registration statement covering the sale of shares held by officers and directors may be effected, since these are controlling persons of our company, and all their shares, including those issuable upon exercise of their options, would be eligible for sale into the public market without restriction, if so registered. Also, the officers' and directors' common stock upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. These conditions include holding the shares for one year from acquisition, volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale, the filing of a Form 144, our company continuing to timely file its reports under the Exchange Act, and the sales are made directly to a market maker or otherwise sold through a typical broker's transaction, with normal commissions and no prearranged solicitations of the purchase order. Our tradable common stock, known as the float, is approximately 4,410,000 shares, and the approximately 2,114,000 shares of common stock directly owned by the officers and directors represents approximately 48% of the float, and with the options for 610,000 additional shares, would represent approximately 54% of the float. Accordingly, the sale by such officers and directors, whether through a registration statement or under Rule 144, may have an adverse affect on the market price of our common stock, and may hamper our ability to manage subsequent equity or debt financing. If these shareholders sell substantial amounts of their common stock of our company, including shares issued upon the exercise of their options into the public market, the market price of our common stock could fall.


Item 2. Properties

         Medicore leases 2,800 square feet for its executive offices in Hialeah, Florida pursuant to a lease expiring December 31, 2007. We also lease a 5,000 square foot facility pursuant to a month-to-month lease for which we are negotiating a long-term lease at a different location in Hialeah, Florida, for our medical product operations. We also lease 1,500 square feet of warehouse space in Hialeah, Florida for our medical product operations under a lease through January 31, 2004. Medicore also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2006.

         Dialysis Corporation of America owns three properties, one located in Lemoyne, Pennsylvania, a second in Easton, Maryland, and a third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each. The lease is guaranteed by the tenant's parent company. We use approximately 600 square feet at that property for an administrative office.

         The Lemoyne property of approximately 15,000 square feet houses one of our dialysis centers of approximately 5,400 square feet, approved for 16 dialysis stations with space available for expansion under a five year lease through December 22, 2003, with two renewals of five years each. We use approximately 4,000 square feet for administrative offices.

         Dialysis Corporation of America paid off the remaining balance on first mortgages on its Easton, Maryland and Lemoyne, Pennsylvania properties in December 2002. The Easton, Maryland property has a mortgage to secure a $700,000 development loan to our Vineland, New Jersey subsidiary at an annual interest rate of 1% over the prime rate, maturing in December 2007, which loan Dialysis Corporation of America guarantees. This loan had a remaining principal balance of approximately $662,000 at December 31, 2002. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and
Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America acquired property in Valdosta, Georgia in 2000, and constructed a dialysis facility there. This property is subject to a five year $788,000 mortgage obtained in April, 2001 with interest at prime plus 1/2 with a minimum rate of 6% maturing in April, 2006. This mortgage had a remaining principal balance of approximately $753,000 at December 31, 2002. Dialysis Corporation of America leases approximately 6,000 square feet to one of its dialysis centers in Valdosta for $90,600 per year under a 10-year lease, with two renewals of five years.

         For our Cincinnati, Ohio facility, Dialysis Corporation of America purchased property and recently completed the construction of an approximately 5,000 square foot dialysis facility at a cost of approximately $740,000, including approximately $75,000 of tenant improvements. In February, 2003, that property was sold to a corporation owned by the medical director of that facility with that corporation owning 20% of Dialysis Corporation of America's Cincinnati subsidiary. The medical director's wife owns a company which also holds a 20% interest in the Cincinnati facility. The corporation owned by the medical director is leasing the facility to our Cincinnati subsidiary under a 10 year lease with two consecutive five-year renewals with rental escalation commencing five years from the commencement date, which was February 6, 2003, based upon a percentage increase in the CPI for the Cincinnati, Ohio area. Our 60% owned Cincinnati subsidiary issued to Dialysis Corporation of America a five-year $75,000 promissory note for the tenant improvements. The note must be paid prior to that subsidiary paying any other indebtedness, and earlier if the subsidiary has cash flow or other proceeds available for distribution to its members under its operating agreement, subject to tax payment distributions which have a priority. Should the Cincinnati subsidiary sell additional limited liability interests, the proceeds will first be used to repay the note.

         Dialysis Corporation of America leases space at its Lemoyne, Pennsylvania property to unrelated parties for their own business activities. One lease is for approximately 1,500 square feet through June 30, 2003. A second lease is for approximately 530 square feet on a month-to-month basis.

         In addition to its Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, Dialysis Corporation of America presently has 12 other dialysis centers that lease their respective facilities from unaffiliated parties, most under five to ten year leases, usually with two renewals of five years each, for space ranging from approximately 3,000 to 7,000 square feet. The lease in Homerville, Georgia was for two years to September 30, 2002, for approximately 1,700 square feet. The lease is now on a month-to-month basis. Dialysis Corporation of America sublets a minimal amount of space at two of its dialysis facilities to the physicians who are its medical directors at those facilities for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

         Dialysis Corporation of America leases approximately 2,300 square feet in Hanover, Maryland for executive offices pursuant to a five year lease with one five year renewal option.

         Dialysis Corporation of America is developing a new center in Indiana and a new center in Virginia and is actively pursuing the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

         Dialysis Corporation of America constructs most of its dialysis facilities, which have state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis machines under a November, 1996 master financing agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through August, 2007. See Note 2 to "Notes to Consolidated Financial Statements."

         None of the dialysis facilities are operating at full capacity. See "Business - Operations - Location, Capacity and Use of Facilities" above. The existing dialysis facilities could accommodate greater patient volume, particularly if we increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at most of our facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         We own two adjacent buildings and land near these buildings in Hialeah, Florida which we lease to our former subsidiary, Techdyne, under a ten year lease expiring August 31, 2010.


Item 3. Legal Proceedings

         In August, 2002, the company initiated an action against its former subsidiary, Viragen, Inc., in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for breach of a royalty agreement it has with Viragen, and for an accounting of sales by Viragen and its affiliates and sub-licensees of licensed products, including interferon, and all products or any substance or group of substances which involve or include interferon.
The company is also seeking damages, costs of the legal action, interest, and other relief as the court deems just and proper. Viragen filed an answer and some initial discovery has been accomplished. On March 10, 2003, we won a partial summary judgment against Viragen with respect to the liability issue, which means the royalty agreement is valid, and to the extent we can establish Viragen had sales of interferon products, Viragen would owe us royalty payments. We are pursuing our claim for damages.

         In July, 2002, Dialysis Corporation of America initiated an action against Lawrence Weber Medical, Inc. d/b/a Omnicare Renal Services in the United States District Court for the Middle District of Pennsylvania asserting a breach by Omnicare of a Consulting Services Agreement. The company is seeking damages, costs of the legal action, and other relief as the court deems equitable. Omnicare filed an answer and counterclaims against the company and its subsidiary alleging breaches of the Consulting Services Agreement and related agreements between the parties seeking damages. The company believes the counterclaims are without merit. Discovery has recently commenced. The company intends to vigorously prosecute its claims and defend the counterclaims. This action is in the discovery stage, with a trial date scheduled for September, 2003.


Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise. Shareholders of record on April 11, 2003 are entitled to vote at the annual meeting of shareholders scheduled for May 29, 2003. Those shareholders will receive a proxy statement which will provide certain information relating to "Directors and Executive Officers," "Executive Compensation." "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions," which information is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2002. See Part III of this Annual Report, Items 10, 11, 12 and 13.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

         Our shares trade on the Nasdaq SmallCap Market under the symbol "MDKI." The table below indicates the high and low bid prices for our common stock as reported by Nasdaq for the four quarters for the years ended December 31, 2001 and 2002.

                                                 Bid Price

                                          High                Low
                                          ----                ---
         2001
         1st Quarter.................     $1.28               $ .63
         2nd Quarter................       1.54                 .72
         3rd Quarter................       1.38                 .85
         4th Quarter................       1.92                1.04



                                          High                Low
                                          ----                ---
         2002
         1st Quarter................      $1.76               $1.47
         2nd Quarter................       2.77                1.25
         3rd Quarter................       1.77                1.10
         4th Quarter................       1.99                 .93

         The high and low sales price of Medicore common stock at March 13, 2003 were $1.37 and $1.30, respectively.

         Bid prices represent prices between bidders, and do not include retail mark-ups, mark-downs, or any commission, and may not necessarily represent actual transactions.

         As of March 13, 2003, there were approximately 1,100 shareholders of record, as reported by our transfer agent. We have been advised by ADP, which organization holds securities for brokers and depositories, that our common stock is beneficially held by approximately 1,460 shareholders.

         We have not paid any cash dividends in the last two years. Dividends are paid at the discretion of the board of directors, and no such payments are expected to be made in the immediate future. Any earnings will be retained for use in our business.


Item 6. Selected Financial Data

         The following selected financial data for the five years ended December 31, 2002 is derived from the audited consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                   Consolidated Statements of Operations Data
                                                    (in thousands except per share amounts)
                                                              Years Ended December 31
                                                -------------------------------------------------------
                                                  2002       2001        2000        1999        1998
                                                --------   --------    --------    --------    --------
Revenues--continuing operations(1)              $ 26,932   $ 20,691    $ 10,797    $  7,507    $  5,644
Net  income (loss) - continuing operations(1)        482       (339)       (776)       (758)       (373)
Net income (loss)(2)                                 482      1,232        (406)       (613)         98
Income (loss) per common share:(2)
   Basic                                        $    .07   $    .20    $   (.07)   $   (.11)   $    .02
   Diluted                                      $    .06   $    .20    $   (.07)   $   (.11)   $    .01


                                                Consolidated Balance Sheet Data
                                                        (in thousands)
                                                          December 31
                                 -----------------------------------------------------------
                                  2002        2001(1)      2000(2)      1999(2)      1998(2)
                                 -------      -------      -------      -------      -------
Working capital                  $14,306      $13,094      $17,372      $15,840      $15,421
Total assets                      28,676       29,833       41,428       38,610       36,310
Long-term debt, net of current
   portion                         2,727        3,124       10,355        8,363        5,127
Stockholders' equity              16,482       16,035       13,534       14,282       15,368

(1) Reflects reclassification as discontinued operations of amounts related to Techdyne, of which subsidiary we sold our 71.3% interest in June, 2001.
(2)      Includes Techdyne in 2000, 1999 and 1998. See Note (1) above.

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


General

     Although we have a medical products division and investment in two technology companies, our primary operations, revenues and income are derived from our dialysis operations through our 61% (62% at December 31, 2002) public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 16 outpatient dialysis centers, including the management of a center in which it holds a 40% minority interest and one unaffiliated dialysis center. Through its acute inpatient dialysis services agreements with hospitals, Dialysis Corporation of America provides dialysis treatments to the hospital's dialysis patients. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration of EPO.

     Essential to profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by CMS. The level of Dialysis Corporation of America's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Operating costs in treatment tend to increase over the years. There also may be reductions in commercial third-party reimbursement rates.

     The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that Dialysis Corporation of America will not be required to restructure its practice and will not experience material adverse effects as a result of any such challenges or changes. See Item 1, "Business - Regulation - Dialysis Corporation of America." We have developed a Corporate Integrity Program to assure our operations provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. See Item 1, "Business - Corporate Integrity Program."

     Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources, in acquiring and/or developing facilities in areas targeted by the company. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base until they develop.


Results of Operations

         2002 Compared to 2001

         Consolidated revenues, increased by approximately $6,241,000 (30%) in 2002 compared to the preceding year. Sales revenues increased by approximately $6,271,000 (32%) compared to the preceding year.

         Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income decreased approximately $31,000 compared to the preceding year. Interest income decreased approximately $46,000 largely as a result of reduced interest rates and a decrease in average funds invested. Management fee income, which includes income related to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated Georgia dialysis center effective September 2002 increased approximately $60,000. Rental income decreased approximately $20,000 as a result of a lease renegotiation with Techdyne which will provide greater overall rent income to the company over the remaining lease term. Miscellaneous other income decreased by approximately $25,000. See Note 1 to "Notes to Consolidated Financial Statements."

         Medical product sales revenues increased approximately $29,000 (3%) for 2002 compared to the preceding year. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The medical products division has expanded its product line with several diabetic disposable products; however, demand to date for these products has been less than anticipated. No assurance can be given that efforts to increase sales will be successful.

         Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $6,243,000 (33%) for 2002 compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,947,000, including revenues of $874,000 for our new Pennsylvania facility which commenced operations in January 2002; decreased revenues of approximately $71,000 for our New Jersey centers reflecting a reduction in patients at one of our New Jersey facilities and termination of our two New Jersey acute care contracts and increased revenues of approximately $4,454,000 for our Georgia centers two of which became operational during 2001 and which contributed $3,263,000 additional revenues in 2002, another acquired in April 2002 for which 2002 revenues amounted to $1,212,000; and a decrease of $87,000 in consulting and license income.

         Cost of goods sold as a percentage of consolidated sales amounted to 60% for 2002 compared to 65% for the preceding year.

         Cost of goods sold for the medical products division as a percentage of sales was 56%, for 2002 compared to 90% for the preceding year, which included a provision of $160,000 for obsolete and unusable inventory. Without the provision, cost of goods sold by the medical products division for 2001 would have amounted to 72%. There was a decrease in the allowance for obsolete and unsaleable inventory of $53,000 in 2002 without which cost of sales would have been 62%. Changes in cost of goods sold for this division resulted from a change in product mix and a shift to overseas purchase of lancets.

         Cost of medical services sales as a percentage of sales decreased to 60% for the year ended December 31, 2002, compared to 64% for the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales. Approximately 26% of our medical services revenues are from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges will increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

         Selling, general and administrative expenses, increased $864,000 for 2002 compared to the preceding year. Included in 2001 were $875,000 stock compensation expenses for 875,000 shares issued to officers and directors, $158,000 from forgiveness of amounts due from exercise of stock options, officer bonus compensation of $190,000 (compared to $170,000 in 2002, including $70,000 officer bonuses and $100,000 Dialysis Corporation of America Director bonuses) and a goodwill write-off of $52,000 related to the Medical Supply Division due to continuing operating losses of this division. Without the effect of these unusual items, selling, general and administrative expenses would have increased $1,965,000 for 2002 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis center in Pennsylvania, the Georgia center acquired in April 2002 and a full year's operations for the two Georgia centers opened during 2001; and the cost of additional support personnel for Dialysis Corporation of America. As a percent of consolidated sales revenue, exclusive of the effect of the unusual items, selling, general and administrative expenses would have amounted to 33% for the year ended December 31, 2002 and for the year ended December 31, 2001.

         Provision for doubtful accounts increased approximately $44,000, as a result of expanded operations of Dialysis Corporation of America. The provision for doubtful accounts receivable, amounted to 3% of sales for the year ended December 31, 2002 and the year ended December 31, 2001. The provision for doubtful accounts of our medical services operation, which is the primary component of our provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

         Although operations of additional dialysis centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

         Dialysis Corporation of America experienced same-center growth in total treatments of approximately 18% in 2002. Same-center revenues grew 22% in fiscal 2002. Dialysis Corporation of America made an acquisition in May 2002 of a facility in Georgia that added 4% to revenue and 5% to operating income. Overall, operating income grew approximately 64% in fiscal 2002, as our dialysis facilities continue to mature, especially the four new dialysis centers added in 2001 and 2002. During this maturation process, management continues to search for ways to operate more efficiently and reduce costs through process improvements and improve our bottom line. We are reviewing technological improvements as well, and will make the capital investment if we are confident such improvements will improve patient care and operating performance.

         Interest expense, increased by approximately $14,000 for 2002 compared to the preceding year, primarily as a result of additional Dialysis Corporation of America equipment financing agreements and increased average borrowings under the company's medical supply division line of credit. See Note 3 and to "Notes to Consolidated Financial Statements."

         The prime rate was 4.25% at December 31, 2002 and 4.75% at December 31, 2001.

         Equity in affiliate earnings (loss) represents equity in the earnings
(loss) incurred by Dialysis Corporation of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001.

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

         Other income which is comprised of interest income, rental income and miscellaneous other income increased approximately $272,000 compared to the preceding year. Interest income increased approximately $84,000 due to investment of the proceeds from the sale of Techdyne. Management fee income increased $131,000 with $115,000 of the increase related to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and the remaining $15,000 increase resulting from Techdyne extending its service agreement with our company until July 15, 2001. Rental income increased by $25,000 due to increased rent income from Techdyne and increased rent income of our dialysis operations. Miscellaneous other income increased by $32,000. We recorded a gain of approximately $251,000 related to Dialysis Corporation of America warrant exercises during 2000. See Notes 1, 11 and 13 to "Notes to Consolidated Financial Statements."

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


Liquidity and Capital Resources

         Working capital totaled $14,306,000 at December 31, 2002, which reflects a decrease of $1,212,000 (9%) during 2002. The change in working capital included a decrease in cash of $2,278,000 including net cash used in operating activities of $796,000, net cash used in investing activities of $883,000 (including additions to property, plant and equipment of $944,000, acquisition of a Georgia dialysis center for $550,000, the final $300,000 payment on acquisition of minority interest $250,000 in loans to Linux Global Partners and receipt of the first earn-out payment on the sale of Techdyne of $1,105,000) and net cash used in financing activities of $599,000 (including net line of credit payments of $106,000, payments on long-term debt of $444,000, and repurchase of stock of approximately $39,000). See Notes 10 to "Notes to Consolidated Financial Statements."

         During 2000, we acquired an 8% interest in Linux Global Partners and loaned Linux Global Partners $2,200,000 at an annual interest rate of 10%. We borrowed the funds for the loans from Dialysis Corporation of America with an annual interest rate of 10%, with the loans having the same terms as our loans to Linux Global Partners. Interest on the notes amounted to $210,000 for 2002 compared to $211,000 for the preceding year. In May, 2001, Linux Global Partners made a payment of $215,500 to us for the August, 2000 $200,000 principal balance and $15,500 accrued interest. We paid a like amount to Dialysis Corporation of America. In June, 2000, Linux Global Partners paid $100,000 toward the accrued interest due on the notes. In June, 2001, we repaid Dialysis Corporation of America the remaining $2,000,000 in loans it made to us with approximately $279,000 of accrued interest. On August 2, 2001, we entered into an Extension Agreement with Linux Global Partners extending the maturity date of the loans in consideration for additional Linux Global Partners shares of common stock, and repayment of the loan based upon the earlier of $100,000 per month or 25% of the proceeds from Linux Global Partners' proposed private placement. We have received the shares but not any repayments. Including $250,000 of additional loans to Linux Global Partners during 2002, our loans to Linux Global Partners have an outstanding principal balance of $2,250,000 at December 31, 2002 compared to $2,000,000 at December 31, 2001. In January 2003, we executed on certain of the collateral securing the Linux Global Partners' indebtedness, resulting in our company obtaining 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. in satisfaction of the Linux Global Partners' indebtedness. See Item 1, "Business - Technology Companies" and Notes 12 and 15 to "Notes to Consolidated Financial Statements."

         The company repurchased and cancelled approximately 27,500 shares of its outstanding common stock at a cost of approximately $39,000 in 2002. In December 2002, the company announced its intent to purchase up to 1,000,000 shares of its outstanding common stock based on then current market prices.

         Dialysis Corporation of America had mortgage with a Maryland bank on its buildings in Easton, Maryland and Lemoyne, Pennsylvania, with a combined balance of $138,000 at December 31, 2001 which it paid off in December 2002. Dialysis Corporation of America, has a loan secured by mortgage on its real property in Easton, Maryland with an outstanding balance of $662,000 at December 31, 2002 and $700,000 at December 31, 2001. In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $753,000 at December 31,2002 and $776,000 at December 31, 2001. See Item 2, "Properties." Dialysis Corporation of America has an equipment financing agreement for kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $1,844,000 at December 31, 2002 and $1,678,000 at December 31, 2001. See Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America opened its eleventh center in Mechanicsburg, Pennsylvania in January, 2002, acquired a center in Georgia in April, 2002, and opened its 13th and 14th centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003.

         Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

         We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. We are in the developmental stage for a new center in Indiana and a new center in Virginia. We are presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

         The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

         We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.


Discontinued Operations

         The company sold its 71.3% interest in Techdyne in June 2001. Accordingly, the results of operations of Techdyne, net of applicable taxes, and the company's gain on disposal of Techdyne, net of applicable taxes, have been reflected as discontinued operations for 2001 and 2000 in our Consolidated Statements of Operations. See Notes 1 and 13 to "Notes to Consolidated Financial Statements."


New Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Financial Statements."

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow. See Note 1 to "Notes to Consolidated Financial Statements."


Critical Accounting Policies and Estimates

         In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition: Revenues are recognized as services are rendered. Dialysis Corporation of America receives payments through reimbursement from Medicare and Medicaid for its outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of Dialysis Corporation of America's revenues are derived from the Medicare ERSD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Dialysis Corporation of America's acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. Dialysis Corporation of America has developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, it sometimes receives more which it reconciles quarterly. Product sales are recognized pursuant to stated shipping terms.

     Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and Dialysis Corporation of America's patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers and patients and their insurance carriers to make their required payments, which would have an adverse effect on cash flows and our results of operations. Therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

     Allowance for Inventory Obsolescence: We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to loss of specific customers or changes in customers' requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers' purchasing requirements to change. These changes could affect our inventory saleability; therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

     Valuation Allowance for Deferred Tax Assets: The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to adjust our valuation allowance against deferred tax assets which could result in additional income tax expense.

     Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over
estimated useful lives of the assets.    In accordance with SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

     Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment changes for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002 and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.


Impact of Inflation

         Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in our medical products division by increasing selling prices when and where possible. In our dialysis division, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis medical service revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect Dialysis Corporation of America's and, accordingly, our future earnings. See "Dialysis Operations - Patient Revenues - Medicare Reimbursement - Medicaid Reimbursement," "Regulation - Dialysis Corporation of America" and "Risk Factors" under Item 1, "Business."

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

         We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $7,106,000 invested as of December 31, 2002.

         We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,415,000 of such debt outstanding as of December 31, 2002. A 15% relative increase in interest rates on our year-end variable rate debt would result in a negative annual impact of approximately $5,000 on our results of operations.

         A 15% relative decrease in rates on our year-end investments would result in a negative annual impact of approximately $7,000 on our results of operations.


Item 8.  Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section to this report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The executive officers of the company are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders to serve during the ensuing year. The following information indicates the position with the company and age of the executive officers at March 24, 2003. There are no family relationships between any of the executive officers and directors of the company.


                                                         Current Position and                     Position
Name                                  Age              Areas of Responsibility                  Held Since
----                                  ---              -----------------------                  ----------
Thomas K. Langbein                     57              Chairman of the Board of                        1980
                                                         Directors, Chief Executive
                                                         Officer and President

Seymour Friend                         82              Vice President and                              1981
                                                         Director                                      1975

Daniel R. Ouzts                        56              Vice President (Finance)                        1986
                                                         Controller and Treasurer                      1983

Other Significant Employees

Stephen W. Everett                     46              President and Director of Dialysis              2000
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

         Stephen W. Everett has been involved in the healthcare industry for over 23 years. From 1993 to 1997, Mr. Everett was responsible for oversight, deal structuring, physician recruitment and practice management for the renal care division of Vivra, Inc., the second largest provider of dialysis services in the United States. Mr. Everett held positions of similar responsibility in 1998 through his affiliation with Physicians Practice Management, engaged in consulting and management in the renal healthcare field. He joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, and President on March 1, 2000.

         For more detailed information about or executive officers and directors, you are referred to the caption "Information About Directors and Executive Officers" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, which is incorporated herein by reference.

Item 11. Executive Compensation

         Information on executive compensation is included under the caption "Executive Compensation" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference.

Item 14. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's periodic SEC filings.

         (b) Changes in Internal Controls.

         Subsequent to the date of such evaluation as described in subparagraph
(a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following is a list of documents filed as part of this report.

         1. All financial statements - See Index to Consolidated Financial Statements.

         2. Financial statement schedules - See Index to Consolidated Financial Statements.

         3.       Refer to subparagraph (c) below.

(b)      Current Reports on Form 8-K filed during fourth quarter.

         (i) December 27, 2002 re: Item 5, "Other Events and Required FD Disclosure" relating to stock repurchase plan.

(c)      Exhibits*

         3.1 Restated Articles of Incorporation, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV,
                  Item 14(c)(3)(i)).

         3.2 By-laws, as amended (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).

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

         4.4 2000 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"), Part IV, Item 14
                  (c)(10)(v)).

         4.5 Form of Stock Option Certificate issued under the 2000 Stock Option Plan (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14 (c)(10)(vi)).

         4.6 1999 Stock Option Plan of the Dialysis Corporation of America(1) (May 21, 1999) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1999 ("DCA 1999 Form 10-K"),
                  Part IV, Item 14(c)(10)(xxiii)).

         4.7 Form of Stock Option Certificate under the Dialysis Corporation of America 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
                  Item 14(c)(10)(xxiv)).

         10       Material contracts.

         10.1 Employment Agreement between the Company and Thomas K. Langbein dated August, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"), Part IV, Item 14(c)(10)(i)).

         10.2 Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(ii)).

         10.3 Amendment to lease between the Company and Heights Plaza Associates, dated February 12, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"), Part IV, Item 14(c)10.3).

         10.4 Lease between the Company and Viragen, Inc.(2) dated December 8, 1992 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xi)).

         10.5 Addendum to Lease between the Company and Viragen, Inc.(2) dated January 15, 1993 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xii)).

         10.6 Lease Renewal Letter by the Company to Gesualdo Vitale(2) dated August 5, 2002 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(10)(i)).

         10.7 Lease Agreement between the Company and Techdyne, Inc.(3) dated August 29, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2000,
                  Item 7(c)(10)(i)).

         10.8 Amendment No. 1 to the Lease Agreement between the Company and Techdyne, Inc.(3) dated November 29, 2001.

         10.9 Lease Agreement between Dialysis Services of PA., Inc. - Wellsboro(4) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K,
                  Part IV, Item 14(a) 3 (10)(lxii)).

         10.10 Lease between Dialysis Corporation of America(1) and DCA of Lemoyne, Inc.(4) dated December 23, 1998 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1998 ("DCA's 1998 Form 10-K"), Part IV, Item 14(c)(ii)).

         10.11 Medical Director Agreement(5) between DCA of Vineland, LLC(6) and Vineland Dialysis Professionals dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
                  Item 14(c)(10)(xxvi)).

         10.12 Agreement for In-Hospital Dialysis Services(7) between Dialysis Services of PA., Inc. - Wellsboro(4) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).

         10.13 Lease between DCA of Carlisle, Inc.(8) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

         10.14 Lease between DCA of Manahawkin, Inc.(8) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

         10.15 Addendum to Lease Agreement between William P. Thomas and DCA of Manahawkin, Inc.(8) dated June 4, 1997 (incorporated by reference to DCA's 1997 Form 10-K, Part IV, Item 14(c)(10)(xviii)).

         10.16 Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(1) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

         10.17 Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105(9) (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA's June, 1997 10-Q"), Part II, Item 6(a), Part II, Exhibit 10(i)).

         10.18 Lease between DCA of Chambersburg, Inc.(8) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

         10.19 Lease between Dialysis Corporation of America(1) and Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to DCA's 1998 Form 10-K, part IV,
                  Item 14(c)(10)(xxvi)).

         10.20 Lease between DCA of Vineland, LLC(6) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).


         10.21 Management Services Agreement(10) between Dialysis Corporation of America(1) and DCA of Vineland, LLC(6) dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
                  Item 14(c)(10)(xxviii)).


[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

         10.22 Amendment No. 1 to Management Services Agreement between Dialysis Corporation of America(1) and DCA of Vineland, LLC(6) dated October 27, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

         10.23 Indemnity Deed of Trust from Dialysis Corporation of America(1) to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated December 13, 1999 ("DCA's December Form 8-K"), Item 7(c)(99)(i)).

         10.24 Guaranty Agreement from Dialysis Corporation of America(1) to St. Michaels Bank dated December 3, 1999 (incorporated by reference to DCA's December Form 8-K, Item 7(c)(99)(ii)).

         10.25 Lease between Dialysis Corporation of America(1) and DCA of So. Ga., LLC(4) dated November 8, 2000 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated January 3, 2001 ("DCA January, 2001 8-K"),
                  Item 7(c)(10)(i)).

         10.26 Lease between DCA of Fitzgerald, LLC(4) and Hospital Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated March 5, 2001 ("DCA March, 2001 8-K"), Item 7(c)(10)(i)).

         10.27 Lease between Dialysis Corporation of America(1) and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2000 ("DCA 2000 Form 10-K"), Part IV, Item 14
                  (c)(10)(xlii)).

         10.28 Employment Agreement between Stephen W. Everett and Dialysis Corporation of America(1) dated December 29, 2000 (incorporated by reference to DCA 2000 Form 10-K, Part IV,
                  Item 14(c)(10)(vii)).

         10.29 Commercial Loan Agreement between Dialysis Corporation of America(1) and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 14, 2001 ("DCA June, 2001 Form 8-K"), Item 7(c)(i)).

         10.30 Promissory Note by Dialysis Corporation of America(1) to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the DCA June, 2001 Form 8-K, Item 7(c)(ii)).

         10.31 Modification Agreement to Dialysis Corporation of America's(1) Promissory Note to Heritage Community Bank, dated December 16, 2002 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2002 ("DCA 2002 Form 10-K"), Part IV, Item 15(c) 10.24).

         10.32 Lease between Dialysis Corporation of America(1) and Commons Office Research dated June 11, 2001 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("DCA June, 2001 Form 10-Q"), Part II, Item 6(a)(10((i)).

         10.33 Lease between DCA of Mechanicsburg, LLC(4) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the DCA June, 2001 Form 10-Q, Part II, Item 6(a)(10)(ii)).

         10.34 Lease between Dialysis Corporation of America(1) and Clinch Memorial Hospital dated September 29, 2000 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2001 ("DCA 2001 Form 10-K"), Part IV, Item 14(c) 10.38).

         10.35 Lease between DCA of Valdosta, LLC(4) and W. Wayne Fann dated March 20, 2001 (incorporated by reference to DCA 2001 Form 10-K, Part IV, Item 14(c) 10.39).

         10.36 Promissory Note Modification Agreement between DCA of Vineland, LLC(6) and St. Michaels Bank dated December 27, 2002 (incorporated by reference to DCA 2002 Form 10-K, Part IV,
                  Item 15(c) 10.30).

         10.37 Lease between Dialysis Corporation of America(1) and Dr. Gerald Light dated February 15, 2002 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II, Item 6(a)(99)(i)).

         10.38 Lease between DCA of Royston, LLC(4) and Ty Cobb Healthcare System, Inc. dated March 15, 2002 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated April 22, 2002, Item 7(c)(10)(i)).

         10.39 Lease Agreement between DCA of Chevy Chase, LLC(8) and BRE/Metrocenter LLC and Guaranty of Dialysis Corporation of America(1) dated August 8, 2002 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated September 25, 2002, Item 7(c)(10)(i)).

         10.40 Dialysis Corporation of America's(1) Section 125 Plan effective September 1, 2002 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

         10.41 Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(11) dated December 11, 2002 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.35).

         10.42 Promissory Note from DCA of Cincinnati, LLC(11) to Dialysis Corporation of America(1) dated February 3, 2003 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.36).

         10.43    Put with Linux Global Partners, Inc. dated January 24, 2003.

         21       Subsidiaries of the Company.

         27       Financial Data Schedule (for SEC use only).

         99       Additional Exhibits

                  (i) Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (ii) Certification of the Principal Financial Officer pursuant to 18 U.S.C. ss.1850 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

---------
(1)      61% owned subsidiary.
(2) Viragen, Inc. sold the property to Gesualdo and Rosanna Vitale in 2000; the Vitales are the new landlords. (3) Former 71% owned subsidiary sold in June, 2001. (4) 100% owned subsidiary of Dialysis Corporation of America.
(5) Each dialysis subsidiary has a Medical Director Agreement which is substantially similar to the exhibit filed but for the term, area of non-competition and compensation. Dialysis Corporation of America's affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.
(6)      51% owned subsidiary of Dialysis Corporation of America.
(7) Dialysis Corporation of America's acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. Agreements for In-Hospital Dialysis Services include the following areas: Valdosta, Fitzgerald and Hawkinsville, Georgia; Carlisle, Chambersburg, Lemoyne and Wellsboro, Pennsylvania; Toledo, Ohio.
(8)      80% owned subsidiary of Dialysis Corporation of America.
(9) Dialysis equipment is leased from time to time and a new schedule is added to the Master Lease; other than the nature of the equipment and length of the lease, the schedules conform to the exhibit filed and the terms of the Master Lease remain the same.
(10) Each of Dialysis Corporation of America's dialysis subsidiaries has a Management Service Agreement which is substantially similar to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement and the compensation. Dialysis Corporation of America also has a Management Services Agreement with DCA of Toledo, LLC, in which it holds a 40% interest.
(11)     60% owned subsidiary of Dialysis Corporation of America.

* Documents incorporated by reference not included in the Exhibit Volume.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDICORE, INC.


                                     By /S/ THOMAS K. LANGBEIN
                                        ---------------------------------------
                                        THOMAS K. LANGBEIN, Chairman
                                        of the Board of Directors, Chief
                                        Executive Officer and President
March 27, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Title                          Date
----                                                 -----                          ----
/s/ THOMAS K. LANGBEIN              Chairman of the Board of Directors,
---------------------------         Chief Executive Officer and President       March 27, 2003
    Thomas K. Langbein

/s/ seymour friend                  Vice President and Director                 March 27, 2003
---------------------------
    Seymour Friend

/s/ DANIEL R. OUZTS                 Vice-President (Finance), Principal
---------------------------         Financial Officer and Treasurer             March 27, 2003
    Daniel R. Ouzts

/s/ PETER D. FISCHBEIN              Director                                    March 27, 2003
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE              Director                                    March 27, 2003
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN               Director                                    March 27, 2003
---------------------------
    Robert P. Magrann

/s/ CHARLES B. WADDELL              Director                                    March 27, 2003
---------------------------
    Charles B. Waddell

/s/ LAWRENCE E. JAFFE               Director                                    March 27, 2003
---------------------------
    Lawrence E. Jaffe

                                 CERTIFICATIONS

         I, Thomas K. Langbein, certify that:

         1. I have reviewed this annual report on Form 10-K of Medicore, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Thomas K. Langbein
Date: March 27, 2003            -------------------------------------------
                                THOMAS K. LANGBEIN, Chief Executive Officer

                                 CERTIFICATIONS

         I, Daniel R. Ouzts, certify that:

         1. I have reviewed this annual report on Form 10-K of Medicore, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/ Daniel R. Ouzts
Date: March 27, 2003              --------------------------------------------
                                  DANIEL R. OUZTS, Principal Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 15(a) (1) and (2), (c) and (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2002
                                 MEDICORE, INC.
                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 15(a)(1) and (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8:


                                                                                                          Page
                                                                                                          ----
Consolidated Balance Sheets as of December 31, 2002 and 2001                                               F-3

Consolidated Statements of Operations--Years ended December 31, 2002,
   2001, and 2000                                                                                          F-4

Consolidated Statements of Stockholders' Equity--Years ended December 31, 2002,
   2001 and 2000                                                                                           F-5

Consolidated Statements of Cash Flows--Years ended December 31, 2002, 2001, and 2000                       F-6

Notes to Consolidated Financial Statements--December 31, 2002                                              F-7

The following financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 15(d):

         Schedule II-Valuation and qualifying accounts                                                     F-29


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheets of Medicore, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ WISS & COMPANY LLP

March 12, 2003
Livingston, New Jersey

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,    December 31,
                                                                                      2002             2001
                                                                                   -----------     -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 8,080,903     $10,359,372
  Accounts receivable, less allowance of
    $842,000 in 2002 and $753,000 in 2001                                            3,571,847       4,054,718
  Note receivable                                                                    2,250,000       2,000,000
  Receivable from sale of Techdyne                                                   1,100,000       1,100,000
  Inventories, less allowance for obsolescence
    of $122,000 in 2002 and $175,000 in 2001                                         1,146,610         976,596
  Prepaid expenses and other current assets                                          2,542,654         975,894
  Deferred income taxes                                                                467,000         372,000
                                                                                   -----------     -----------
         Total current assets                                                       19,159,014      19,838,580

Property and equipment
  Land and improvements                                                              1,027,108       1,027,108
  Building and building improvements                                                 3,222,663       3,121,406
  Equipment and furniture                                                            5,414,252       4,728,377
  Leasehold improvements                                                             2,730,162       2,270,034
                                                                                   -----------     -----------
                                                                                    12,394,185      11,146,925
  Less accumulated depreciation and amortization                                     4,474,339       3,601,794
                                                                                   -----------     -----------
                                                                                     7,919,846       7,545,131
                                                                                   -----------     -----------

Receivable from sale of Techdyne                                                       295,000       1,400,000
Deferred income taxes                                                                       --         166,000
Other assets                                                                           378,730         360,541
Goodwill                                                                               923,140         523,140
                                                                                   -----------     -----------
         Total other assets                                                          1,596,870       2,449,681
                                                                                   -----------     -----------
                                                                                   $28,675,730     $29,833,392
                                                                                   ===========     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                 $ 1,409,344     $ 1,629,391
  Accrued expenses and other current liabilities                                     2,828,823       2,422,805
  Current portion of long-term debt                                                    614,362         370,000
  Income taxes payable                                                                      --       2,322,736
                                                                                   -----------     -----------
         Total current liabilities                                                   4,852,529       6,744,932

Long-term debt                                                                       2,727,105       3,123,645
Deferred income taxes                                                                  744,000         688,000
Minority interest in subsidiaries                                                    3,870,024       3,242,046
                                                                                   -----------     -----------
         Total liabilities                                                          12,193,658      13,798,623
                                                                                   -----------     -----------
Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares; 6,572,775 shares issued and outstanding in 2002;
     6,600,275 shares issued and outstanding in 2001                                    65,727          66,002
  Capital in excess of par value                                                    12,772,358      12,806,898
  Retained earnings                                                                  3,643,987       3,161,869
                                                                                   -----------     -----------
         Total stockholders' equity                                                 16,482,072      16,034,769
                                                                                   -----------     -----------
                                                                                   $28,675,730     $29,833,392
                                                                                   ===========     ===========

                See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Revenues                                                                              2002             2001              2000
                                                                                  ------------     ------------      ------------
     Sales:
         Product sales                                                            $    889,904     $    861,077      $  1,112,366
         Medical service revenues                                                   25,162,380       18,919,752         8,769,470
                                                                                  ------------     ------------      ------------
                  Total sales                                                       26,052,284       19,780,829         9,881,836
     Gain on subsidiary warrants exercise                                                   --               --           276,178
     Other income                                                                      879,311          910,264           638,646
                                                                                  ------------     ------------      ------------
                                                                                    26,931,595       20,691,093        10,796,660
Cost and expenses:
     Cost of sales:
         Cost of product sales                                                         496,984          775,969           949,939
         Cost of medical services                                                   15,066,551       12,021,907         5,833,081
                                                                                  ------------     ------------      ------------
                  Total cost of sales                                               15,563,535       12,797,876         6,783,020
     Selling, general and administrative expenses                                    8,733,588        7,869,714         4,588,776
     Provision for doubtful accounts                                                   705,158          661,158           195,244
     Interest expense                                                                  242,441          228,312            97,923
                                                                                  ------------     ------------      ------------
                                                                                    25,244,722       21,557,060        11,664,963
                                                                                  ------------     ------------      ------------
Income (loss) from continuing operations before income
  taxes, minority interest and equity in affiliate earnings (loss)                   1,686,873         (865,967)         (868,303)

Income tax provision (benefit)                                                         646,880         (928,125)           23,061
                                                                                  ------------     ------------      ------------

Income (loss) from continuing operations before
   minority interest and equity in affiliate earnings (loss)                         1,039,993           62,158          (891,364)

Minority interest in income (loss) of consolidated subsidiaries                        627,408          385,233          (136,534)

Equity in affiliate earnings (loss)                                                     69,533          (16,345)          (20,896)
                                                                                  ------------     ------------      ------------

Net income (loss) from continuing operations                                           482,118         (339,420)         (775,726)

Discontinued operations:
(Loss) income from operations of electro-mechanical manufacturing operations, net of applicable income taxes of $25,000 in 2001 and $91,000
     in 2000                                                                                --         (962,814)          369,292
Gain on disposal of electro-mechanical manufacturing
         operation, net of applicable income taxes of $1,621,000                            --        2,534,656                --
                                                                                  ------------     ------------      ------------

Net income (loss)                                                                 $    482,118     $  1,232,422      $   (406,434)
                                                                                  ============     ============      ============

Earnings (loss) per share:
   Basic                                                                          $        .07     $        .20      $       (.07)
                                                                                  ============     ============      ============
   Diluted                                                                        $        .06     $        .20      $       (.07)
                                                                                  ============     ============      ============

                See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                               Accumulated
                                                                  Capital in                                      Other
                                                      Common      Excess of    Comprehensive     Retained     Comprehensive
                                                      Stock       Par Value    Income (Loss)     Earnings     Income (Loss)
                                                      -----       ---------    -------------     --------     -------------
Balance December 31, 1999                             $ 57,075   $11,961,030                   $ 2,335,881       $ (71,539)
Comprehensive loss
Net loss                                                                         $ (406,434)     (406,434)
Foreign currency translation adjustments                                            (84,013)                       (84,013)
Unrealized loss on marketable securities:
Unrealized holding loss arising during period, net
of tax                                                                                   ---
Less reclassification adjustments, net of tax,
for shares written off                                                               (2,966)                        (2,966)
                                                                                 -----------
Comprehensive loss                                                                 (493,413)
Finders fee stock option expense                                      69,000
Stock option expense                                                  70,500
Adjustment for subsidiary minority capital
contribution                                                         123,817
Exercise of subsidiary stock options                               (602,055)
Repurchase of stock by subsidiary                                     76,435

Stock option exercises                                      30         7,110
                                                       -------   -----------                    ----------          -------
Balance December 31, 2000                               57,105    11,705,837                     1,929,447        (158,518)
Comprehensive income (loss):
Net income                                                                        $1,232,422     1,232,422
Foreign currency translation adjustments                                            (39,416)                       (39,416)
Reclassification adjustment for foreign
   for foreign currency translation adjustments
   upon sale of subsidiary                                                           197,934                        197,934
                                                                                  ----------
Comprehensive income                                                              $1,390,940
                                                                                  ==========
Forgiveness of subsidiary stock option notes                         148,179
Stock compensation                                       8,750       866,250
Exercise of stock options                                1,150       157,550
Repurchase of 100,000 common shares                    (1,003)     (124,715)

Repurchase of stock by subsidiary                          ---        53,797                           ---              ---
                                                       -------   -----------                    ----------          -------
Stock option exercises
Balance December 31, 2001                               66,002    12,806,898                     3,161,869              ---
Net income                                                                         $ 482,118       482,118
                                                                                   =========
Stock option expense                                                   3,750

Repurchase of 27,500 common shares                       (275)      (38,290)                           ---              ---
                                                       -------   -----------                    ----------          -------
Balance December 31, 2002                              $65,727   $12,772,358                    $3,643,987          $   ---
                                                       =======   ===========                    ==========          =======

                                                      Total
                                                      -----
Balance December 31, 1999                            $14,282,447
Comprehensive loss
Net loss
Foreign currency translation adjustments
Unrealized loss on marketable securities:
Unrealized holding loss arising during period, net
of tax
Less reclassification adjustments, net of tax,
for shares written off

Comprehensive loss                                     (493,413)
Finders fee stock option expense                          69,000
Stock option expense                                      70,500
Adjustment for subsidiary minority capital
contribution                                             123,817
Exercise of subsidiary stock options                   (602,055)
Repurchase of stock by subsidiary                         76,435

Stock option exercises                                     7,140
                                                     -----------
Balance December 31, 2000                             13,533,871
Comprehensive income (loss):
Net income
Foreign currency translation adjustments
Reclassification adjustment for foreign
   for foreign currency translation adjustments
   upon sale of subsidiary

Comprehensive income                                   1,390,940

Forgiveness of subsidiary stock option notes             148,179
Stock compensation                                       875,000
Exercise of stock options                                158,700
Repurchase of 100,000 common shares                    (125,718)

Repurchase of stock by subsidiary                         53,797
                                                     -----------
Stock option exercises
Balance December 31, 2001                             16,034,769
Net income                                               482,118

Stock option expense                                       3,750

Repurchase of 27,500 common shares                      (38,565)
                                                     -----------
Balance December 31, 2002                            $16,482,072
                                                     ===========




                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          2002              2001              2000
                                                                      ------------      ------------      ------------
Operating activities:
  Net income (loss)                                                   $    482,118      $  1,232,422      $   (406,434)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Depreciation                                                        1,117,462         1,534,158         1,943,524
     Amortization                                                            6,190           101,023           220,647
     Bad debt expense                                                      705,157           765,158           220,244
     Provision for inventory obsolescence                                  (53,000)          349,805           421,888
     Write-off of goodwill                                                      --            52,471                --
     Stock and option related compensation                                      --         1,032,550            70,500
     Subsidiary stock option note forgiveness                                   --           207,825                --
     Minority interest                                                     627,408             3,917            28,205
     Gain on sale of Techdyne                                                   --        (2,534,656)               --
     Equity in affiliate (earnings) loss                                   (69,533)           16,345            20,896
     Loss on write-off of marketable securities                                 --                --            42,317
     Deferred income taxes                                                 127,000          (391,939)          162,348
     Stock option expense                                                    3,750                --            92,448
     Gain on subsidiary stock offering and warrants exercise                    --                --          (276,178)
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                (222,286)       (2,025,484)         (939,556)
       Inventories                                                        (117,014)          624,128        (1,531,788)
       Prepaid expenses and other current assets                        (1,566,760)         (540,279)         (178,725)
       Accounts payable                                                   (220,047)         (230,128)         (636,582)
       Accrued expenses and other current liabilities                      706,018           618,898           523,597
       Income taxes payable                                             (2,322,736)         (680,972)           31,871
                                                                      ------------      ------------      ------------
              Net cash (used in) provided by operating activities         (796,273)          135,242          (190,778)
Investing activities:
  Subsidiary minority interest acquisition payment                        (300,000)         (300,000)               --
  Notes receivable from Linux Global Partners                             (250,000)          200,000        (2,200,000)
  Subsidiary acquisition payments                                         (550,000)               --          (395,806)
  Additions to property and equipment, net of minor disposals             (943,647)       (1,392,884)       (2,362,673)
  Net proceeds from sale of Techdyne                                            --         9,852,114                --
  Earn-out payment on sale of Techdyne                                   1,105,000
  Loan receivable from Techdyne                                                 --           189,330                --
  Other assets                                                              22,354           (20,073)          (13,517)
  Purchase of marketable securities                                             --                --           (37,580)
  Sale of minority interest in subsidiaries                                 10,570             4,000           206,000
  Loan to MainStreet                                                            --                --          (140,000)
  Investment in affiliate                                                   22,800          (152,811)          (28,589)
  Loan to medical director practice                                             --           (20,332)          (83,521)
  Loan to subsidiary officer                                                    --           (95,000)              ---
                                                                      ------------      ------------      ------------
              Net cash (used in) provided by investing activities         (882,923)        8,264,344        (5,055,686)

Financing activities:
  Line of credit net (payments) borrowings                                (106,373)          493,292         1,779,375
  Payments on short-term bank borrowings                                        --                --           (30,024)
  Proceeds from long-term borrowings                                            --           787,500           850,000
  Payments on long-term borrowings                                        (444,335)         (583,599)         (741,999)
  Proceeds from exercise of stock options and warrants                          --             1,150           777,440
  Subsidiary repurchase of stock                                                --           (97,978)          (96,031)
  Repurchase of stock                                                      (38,565)         (125,718)               --
  Deferred financing costs                                                      --           (11,882)             (505)
  Distribution to subsidiary minority member                               (10,000)             ----              ----
                                                                      ------------      ------------      ------------
              Net cash (used in) provided by financing activities         (599,273)          462,765         2,538,256
Effect of exchange rate fluctuations on cash                                    --            32,478            21,601
                                                                      ------------      ------------      ------------
(Decrease) increase in cash and cash equivalents                        (2,278,469)        8,894,829        (2,686,607)
Cash and cash equivalents at beginning of year                          10,359,372         1,464,543         4,151,150
                                                                      ------------      ------------      ------------
Cash and cash equivalents at end of year                              $  8,080,903      $ 10,359,372      $  1,464,543
                                                                      ============      ============      ============

                       See notes to consolidated financial
statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: The company has three reported business segments. The medical services segment, operated by Medicore's 62% owned subsidiary (61% as of March 10, 2003), Dialysis Corporation of America, owns and operates fourteen kidney dialysis outpatient treatment centers located in Pennsylvania, New Jersey, Georgia, Ohio and Maryland and has two dialysis facilities under development; manages a 40% owned Ohio affiliate and an unaffiliated Georgia center; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000 with an investment in and financing to Linux software companies.

         Consolidation: The consolidated financial statements include the accounts of Medicore, Inc. and Dialysis Corporation of America. All material intercompany accounts and transactions have been eliminated in consolidation. Dialysis Corporation of America has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes.

         On June 27, 2001, the company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc. to Simclar International Limited. Techdyne's results of operations are shown as discontinued operations in the Consolidated Condensed Statement of Operations, requiring reclassification of amounts related to Techdyne. See Note 13.

         Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The company's principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated losses from obsolete or unsaleable inventory as provided for in our allowance for inventory obsolescence, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

         Government Regulation: A substantial portion of the revenues of the company's medical services segment are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 34% in 2002, 32% in 2001 and 29% in 2000 of medical service cost of sales. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 26% in 2002, 25% in 2001 and 23% in 2000 of medical service revenue.

         Sale of Stock By Subsidiaries: The company follows an accounting policy of recognizing income on sales of stock by its public subsidiaries, which includes exercise of warrants issued in subsidiary stock offerings.

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

         Inventories: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value and consists of inventory of the company's medical products division and the company's Medical Services Division.

         Property and Equipment: Property and equipment is stated at cost. Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

         Long-lived Asset Impairment: Pursuant to Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144) clarifies when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121. The adoption of FAS 144 in 2002 did not affect the company's consolidated operations, financial position or cash flows. The company, based on current circumstances, does not believe any indicators of impairment are present.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Goodwill: Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interest in August 2001 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142 commencing in 2002, which testing indicated no impairment for this goodwill. The goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for this goodwill. The company does not expect FAS 142 to have a material impact on its consolidated results of operations, financial position or cash flows.
See Note 10.

         The pro forma consolidated condensed financial information below reflects the company's operating results excluding amortization of goodwill for goodwill which was amortized during the years ended December 31, 2001 and December 31, 2000.

                          SUMMARY PRO FORMA INFORMATION
                                   (Unaudited)


                                                              Year Ended                                 Year Ended
                                                          December 31, 2001                          December 31, 2000
                                                -----------------------------------        -----------------------------------
                                                              Goodwill         Pro                       Goodwill         Pro
                                                Actual      Amortization      Forma        Actual      Amortization      Forma
                                                ------      ------------      -----        ------      ------------      -----
Net loss from continuing operations             $(339,420)        $ 6,975   $ (332,445)   $(775,726)        $ 9,300   $ (766,426)
(Loss) income from discontinued operations,
     net of tax                                  (962,814)        157,707     (805,107)     369,292         155,427      524,719
Gain on disposal of discontinued operations,
     net of tax                                 2,534,656            ---     2,534,656          ---              ---         ---
                                                ----------       --------   ----------    ----------        --------   ----------
Net income (loss)-basic computation             1,232,422        164,682     1,397,104     (406,434)         164,727    (241,707)
Subsidiary dilutive securities adjustment         (12,496)           ---       (12,496)      (1,476)             ---      (1,476)
                                                ----------       --------   ----------    ----------        --------   ----------
Net income (loss)-dilutive computation          $1,219,926       $164,682   $1,384,608    $(407,910)        $164,727   $(243,183)
                                                ==========       ========   ==========    ==========        ========   ==========
Earnings (loss) per share:
     Basic                                            $.20                        $.22        $(.07)                       $(.04)
                                                      ====                        ====        ======                       ======
     Diluted                                          $.20                        $.22        $(.07)                       $(.04)
                                                      ====                        ====        ======                       ======


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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Dialysis Corporation of America files separate income tax returns with its income tax liability reflected on a separate return basis.

         Foreign Currency Translation: The financial statements of Techdyne's foreign subsidiary Techdyne (Europe) were translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts were translated using the current exchange rates at the balance sheet date. Income statement amounts were translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year were reported separately as a component of accumulated other comprehensive income (loss) included in stockholders' equity. The company sold its interest in Techdyne in June 2001; accordingly foreign currency translation adjustments are no longer included in the company's stockholder's equity. See Consolidation above and Note 13.

         Other Income: Other income is comprised as follows:

                                                         Year Ended December 31,
                                                 ----------------------------------
                                                   2002         2001         2000
                                                 --------     --------     --------
Interest income                                  $353,704     $391,833     $284,670
Interest income from discontinued operations           --        7,997       30,979
Rental income                                     294,227      240,724      160,432
Rental income from discontinued operations             --       73,170      128,630
Management fee income                             191,213      130,715           --
Other                                              40,167       65,825       33,935
                                                 --------     --------     --------
                                                 $879,311     $910,264     $638,646
                                                 ========     ========     ========

         Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

                                                               December 31,   December 31,
                                                                  2002           2001
                                                               ----------     ----------
Accrued compensation                                           $  909,763     $  813,664
Due to insurance companies                                      1,271,235        671,935
Payable subsidiary minority interest acquisition (See Note             --        300,000
                                                                                      11)
Other                                                             647,825        637,206
                                                               ----------     ----------
                                                               $2,828,823     $2,422,805
                                                               ==========     ==========


         Stock-Based Compensation: The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See "New Pronouncements."

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option grants: risk-free interest rates of 1.83% for the January 2000 options modified in January 2002, 6.75% for the February 2000 and July 2000 options and 5.59% for the 1997 options; no dividend yield; volatility factor of the expected market price of the Company's common stock of .67 for January 2000 options modified in January 2002, .78 for the February 2000 options, .81 for the July 2000 options, and an expected life of 1 year for January 2000 options modified in January 2002, 2.75 years for the February 2000 options, 2.5 years for the July 2000 options, and 2.5 years for the 1997 options.

         The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2002 and 2001, respectively: risk-free interest rate of 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.15 and 1.14, and a weighted-average expected life of 5 years and 4 years. No Dialysis Corporation of America options were granted in 2000.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                         2002             2001             2000
                                                     -----------      -----------      -----------
Net income (loss), as reported                       $   482,118      $ 1,232,422      $  (406,434)

Stock-based employee compensation expense
         under fair value method, net of related
         tax effects                                     (28,830)         (14,867)        (995,072)
                                                     -----------      -----------      -----------
Pro forma net income (loss)-basic computation        $   453,288      $ 1,217,555      $(1,401,506)
Subsidiary dilutive securities                           (79,305)         (12,496)          (1,476)
                                                     -----------      -----------      -----------
Pro forma net income (loss)-diluted computation      $   373,983      $ 1,205,059      $(1,402,982)
                                                     ===========      ===========      ===========

Earnings (loss) per share:
         Basic, as reported
         Basic, pro forma                            $       .07      $       .20      $      (.07)
                                                     ===========      ===========      ===========
         Diluted, as reported                        $       .07      $       .20      $      (.25)
                                                     ===========      ===========      ===========
         Diluted, pro forma                          $       .06      $       .20      $      (.07)
                                                     ===========      ===========      ===========
                                                     $       .06      $       .19      $      (.25)
                                                     ===========      ===========      ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Earnings Per Share: Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                                                                             Year Ended December 31,
                                                                 ---------------------------------------------
                                                                     2002             2001             2000
                                                                 -----------      -----------      -----------
Net income (loss), numerator-basic computation                   $   482,118      $ 1,232,422      $  (406,434)
Adjustment due to subsidiaries' dilutive securities                  (79,305)         (12,496)          (1,476)
                                                                 -----------      -----------      -----------
Net income (loss) as adjusted, numerator-diluted computation     $   402,813      $ 1,219,926      $  (407,910)
                                                                 ===========      ===========      ===========

Weighted average shares- denominator basic computation             6,596,837        6,217,458        5,710,007
Effect of dilutive stock options                                      79,144               --               --
                                                                 -----------      -----------      -----------
Weighted average shares, as adjusted-denominator
 diluted computation                                               6,675,981        6,217,458        5,710,007
                                                                 ===========      ===========      ===========


Earnings (loss) per share:
Basic                                                            $       .07      $       .20      $      (.07)
                                                                 ===========      ===========      ===========
Diluted                                                          $       .06      $       .20      $      (.07)
                                                                 ===========      ===========      ===========


         The Company has various stock options outstanding which have not been included in the earnings (loss) per share computation since they were anti-dilutive.

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

         Business Segments: The Company follows the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) which contains standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. The adoption of FAS 131 has not changed the Company's reported business segments, but has resulted in changes in the company's segment reporting disclosures.

         Comprehensive Income: The company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments (related to Techdyne, sold June 2001; see Consolidation above and Note 13) and is presented in the Consolidated Statement of Shareholders' Equity.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Revenue Recognition: The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Medical service revenues are recorded as services are rendered. Product sales are recorded pursuant to stated shipping terms.

         New Pronouncements: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which addresses the accounting and reporting for costs associated with exit or disposal activities. FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS-148), which amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee compensation and its effect on results of operations. The company has adopted the transition guidance and annual disclosure provisions of FAS 148 for fiscal years commencing 2002. The company is subject to the expanded disclosure requirements of FAS 148 but does not expect FAS 148 to otherwise have a material impact on its consolidated results of operations, financial position or cash flows.

         Advertising Costs: The company expenses advertising costs as they are incurred. Advertising expenses amounted to $60,000, $36,000 and $10,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

         Reclassification: The Statement of Operations has been reclassified to reflect the operations of Techdyne as discontinued operations due to the company's sale of its interest in Techdyne in June 2001. See Consolidation above and Note 13.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

         The company has a royalty agreement with a former subsidiary, Viragen, Inc., pursuant to which it is to receive a royalty on Viragen's gross sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. A payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the existing royalty agreement. In August 2002, the company initiated a legal action against Viragen for breach of the royalty agreement and for an accounting of sales pursuant to the royalty agreement. For the summary judgment obtained by the company, see Note 15 to "Notes to Consolidated Financial Statements."

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 3--LONG-TERM DEBT

         The company's medical products division has a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit matured January 22, 2003 and was secured by the accounts receivable and inventory of the company's medical products division. The line of credit had an outstanding balance of approximately $79,000 at December 31, 2002 and $186,000 at December 31, 2001. The line of credit and accrued interest were paid off in January 2003 prior to maturity. The company is not renewing this line of credit.

         Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter which is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding balance of $662,000 at December 31, 2002 and $700,000 at December 31, 2001.

         In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29% until March 2002, 7.59% thereafter until December 16, 2002 and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. The remaining principal balance under this mortgage amounted to approximately $753,000 at December 31, 2002 and $776,000 at December 31, 2001.

         The Dialysis Corporation of America equipment financing agreement provides financing for kidney dialysis machines for Dialysis Corporation of America's facilities in Pennsylvania, New Jersey and Georgia. Additional financing totaled approximately $399,000 in 2002, $752,000 in 2001 and $525,000 in 2000. Monthly payments under the agreement, which totaled $49,224 as of December 31, 2002, are pursuant to various schedules extending through August 2007 with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows.". The remaining principal balance under this financing amounted to approximately $1,844,000 at December 31, 2002 and $1,678,000 at December 31, 2001.

  Long-term debt is as follows:

                                                                                      December 31,
                                                                             ---------------------------
                                                                                 2002            2001
                                                                             ------------     ----------
Mortgage note secured by land and building. Monthly principal payments of $3,333 plus interest at 1% over the prime rate
   through November 2003. Note paid in full December 2002                    $         --     $   76,719

Mortgage note secured by land and building.  Monthly principal payments of $2,667 plus interest at 1% over the prime rate
   through November 2003. Note paid in full December 2002                              --         61,281

Equipment financing agreement secured by Dialysis Corporation of America equipment with a net book value of $1,749,000 at December 31,
   2002. Payments of principal and interest as described above                  1,844,402      1,678,067

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 3--LONG-TERM DEBT--Continued

                                                                                              December 31
                                                                                       -------------------------
                                                                                          2002           2002
                                                                                       ----------     ----------
Development loan secured by land and building with a net book value of $352,000 at December 31, 2002. Payments of principal
   and interest as described above                                                        662,084        700,000

Mortgage note secured by land and building with a net book value of $915,000 at December 31, 2002. Payments of principal and
   interest as described above                                                            752,619        775,842

Line of credit maturing January 22, 2003 secured by accounts receivable and inventory of medical supply division with a carrying value of approximately $325,000 at December 31, 2002. Monthly payments
   of interest as described above                                                          79,157        185,530

Mortgage note secured by land with a net book value of $107,000 at December 31,
   2002. Monthly principal payments of $1,083 plus interest at 1.5% over the prime
   rate.  Note paid in full January 2003                                                    3,205         16,206
                                                                                       ----------     ----------
                                                                                        3,341,467      3,493,645
Less current portion                                                                      614,362        370,000
                                                                                       ----------     ----------
                                                                                       $2,727,105     $3,123,645
                                                                                       ==========     ==========


         The prime rate was 4.25% as of December 31, 2002 and 4.75% as of December 31, 2001.

         Scheduled maturities of long-term debt outstanding at December 31, 2002 are approximately: 2003 - $615,000; 2004 - $630,000; 2005 - $511,000; 2006 -
$954,000; 2007 - $631,000; thereafter - $---. Interest payments on all of the above debt amounted to approximately $246,000, $535,000 and $883,000 in 2002, 2001 and 2000, respectively.

         The company's various debt agreements contain certain restrictive covenants that, among other things, require maintenance of certain financial ratios.

NOTE 4--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets are as follows:

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 4--INCOME TAXES--Continued


                                              December 31,
                                       ------------------------
                                          2002           2001
                                       ---------      ---------
Deferred tax liabilities:
  Tax over book depreciation           $ 256,000      $      --
  Gain on sale of DCA stock              685,000        688,000
                                       ---------      ---------
      Total deferred tax liability       941,000        688,000

Deferred tax assets:
  Obsolescence and other reserves        354,000        349,500
  Inventory capitalization                28,000             --
  Book over tax depreciation                  --        201,500
  Net operating loss carryforwards       275,000         86,000
  Accrued expenses and other             122,000        118,000
                                       ---------      ---------
Sub-total                                779,000        755,000
Valuation allowance                     (115,000)      (217,000)
                                       ---------      ---------
Net deferred tax asset                   664,000        538,000
                                       ---------      ---------

Net deferred tax liability             $ 277,000      $ 150,000
                                       =========      =========

         Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $ 115,000 and $217,000 was recorded as of December 31, 2002 and 2001, respectively.

Deferred taxes in the accompanying balance sheets consist of the following components:

                                                December 31,
                                         ------------------------
                                            2002           2001
                                         ---------      ---------

Current deferred tax assets              $ 467,000      $ 372,000

Long-term deferred tax asset                    --        166,000
Long-term deferred tax liability          (744,000)      (688,000)
                                         ---------      ---------
Net long-term deferred tax liability      (744,000)      (522,000)
                                         ---------      ---------

Net deferred tax liability               $(277,000)     $(150,000)
                                         =========      =========

         A deferred tax liability of $685,000 at December 31, 2002 and $688,000 at 2001, resulted from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes, resulting in a difference between book and tax basis of the company's investment in Dialysis Corporation of America. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Dialysis Corporation of America. This deferred tax liability has been classified as non-current. See
Note 1.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 4--INCOME TAXES--Continued

         Significant components of the provision (benefit) for income taxes are as follows:

                        Year Ended December 31,
              ---------------------------------------
                 2002           2001           2000
              ---------      ---------      ---------
Current:
  Federal     $ 395,667      $(472,239)     $(180,309)
  State         124,213       (151,286)        55,422
              ---------      ---------      ---------
                519,880       (623,525)      (124,887)
              ---------      ---------      ---------
Deferred:
  Federal       328,000       (291,721)       123,365
  State        (201,000)       (12,879)        24,583
              ---------      ---------      ---------
                127,000       (304,600)       147,948
              ---------      ---------      ---------
              $ 646,880      $(928,125)     $  23,061
              =========      =========      =========

         The reconciliation of income tax attributable to income (loss) before income taxes, minority interests and equity in affiliate earnings (loss) computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                                                  Year Ended December 31,
                                                          ---------------------------------------
                                                            2002           2001           2000
                                                          ---------      ---------      ---------
Tax at statutory rate                                     $ 573,537      $(300,002)     $(312,866)
Adjustments resulting from:
  State income taxes-net of federal income tax effect       110,691        (34,617)        36,578
  Non deductible items                                       14,287        203,876         58,006
  Prior year tax return to provision adjustment              (5,456)            --       (268,433)
  Change in valuation allowance                            (102,000)      (603,000)       623,000
  Other                                                      55,821       (194,382)      (113,224)
                                                          ---------      ---------      ---------
                                                          $ 646,880      $(928,125)     $  23,061
                                                          =========      =========      =========


         Income tax payments (refunds) were approximately $3,120,000 in 2002, $253,000 in 2001 and $(72,000) in 2000.

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION

         On April 18, 1995, the company granted 809,000 options under its 1989 stock option plan, of which 3,000 options were exercised at $2.38 in March 2000 for a total of $7,140 proceeds, with 3,000 options cancelled and 803,000 options having expired at April 17, 2000. On June 11, 1997, the company's board of directors granted a five-year non-qualified stock option under the 1989 Plan for 35,000 shares immediately exercisable with an exercise price of $3.75 to a new board member, which exercise price was reduced to $2.38 per share on September 10, 1997, the fair market value on that date with this option having expired in June 2002. On July 27, 2000, the board granted 820,000 five-year non-qualified stock options under the 1989 Plan to officers, directors and employees of the company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled due to employee terminations and resignations, and in June 2001, 115,000 options were exercised with cash for the par value and the balance due on the exercise price forgiven resulting in an expense of approximately $158,000 leaving 689,000 options outstanding at December 31, 2002. In June 2001, the company issued 875,000 shares of stock as compensation to officers and directors resulting in an expense of $875,000.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

         On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. 2,000 shares have been issued under this Plan.

         In May, 1998, as part of the consideration pursuant to an agreement for investor relations and corporate communications services, which agreement terminated in August, 1998, the company granted options for 20,000 shares of its common stock exercisable for three years through May 14, 2001 at $2.25 per share of which options for 5,000 shares vested and subsequently expired on May 14, 2001.

         In January, 2000, the company issued options to purchase 150,000 shares of its common stock to an entity and two of its then officers as a finder's fee in conjunction with the company's investment in Linux Global Partners and recorded an expense of approximately $69,000 on these options. These options were exercisable at $3.00 per share through January 31, 2002. One of these options for 25,000 shares was extended through January 31, 2003 in connection with which the company recognized an expense of approximately $4,000 during 2002. See Note 12.

         On February 17, 2000, the company adopted a new 2000 Stock Option Plan for up to 500,000 shares and granted 150,000 non-qualified and 325,000 incentive stock options which Plan was approved by shareholders on May 24, 2000, prior to which the options were restricted from exercise. The options, which remained outstanding at December 31, 2002, were exercisable for three years at $3.25 to February 16, 2003, when they expired. The company recorded an expense of approximately $71,000 on 75,000 of these options in May 2000.

         In June, 1998, Dialysis Corporation of America's board of directors granted an option under the now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003, which is the only outstanding option under that plan.

         In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The board of Dialysis Corporation of America extended the maturity date of the notes to April 20, 2004.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

         In January, 2001, Dialysis Corporation of America's board of directors granted to Dialysis Corporation of America's President an option for 165,000 shares exercisable at $1.25 per share for five years from vesting with 33,000 options vesting each January 1 commencing in 2001.

         In September, 2001, Dialysis Corporation of America's board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006 to certain officers, directors and key employees. 15,000 of the options were non-qualified and vested immediately and the remaining 60,000 options were incentive with 15,000 options vesting each September 5 commencing September 5, 2002.

         In March, 2002, Dialysis Corporation of America's board of director's granted a five-year incentive option for 30,000 shares exercisable at $3.15 per share through February 28, 2007 to an officer. The option vests 7,500 shares each February 28 from 2003 through 2006.

         In May, 2002, Dialysis Corporation of America's board of directors granted a total of 10,500 five-year incentive options to employees, most options for 500 shares of common stock of Dialysis Corporation of America, with two options for 1,500 shares of common stock, all options exercisable at $4.10 per share through May 28, 2007. Options for 2,500 shares have been cancelled. All options vest on May 29, 2004.

         In June, 2001, Techdyne (which subsidiary we sold in June 2001) forgave approximately $234,000 related to promissory notes from stock option exercises with that amount reflected in discontinued operations. Techdyne entered into a consulting agreement on July 1, 1999 for financial advisory services, which ended on September 15, 2000. As compensation, the consultant received non-qualified stock options to purchase 100,000 shares of Techdyne's common stock exercisable at $3.50 per share that expired September 15, 2000. These options were valued at $40,000 resulting in approximately $23,000 expense during 2000 which is reflected in discontinued operations. See Notes 1 and 13.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

         A summary of the company's stock option activity, and related information for the years ended December 31, follows, with modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                    2002                           2001                2000
                                                    ----                           ----                ----
                                                          Weighted-                        Weighted-                     Weighted-
                                                           Average                          Average                       Average
                                            Options     Exercise Price     Options      Exercise Price      Options   Exercise Price
                                            -------     --------------     -------      --------------      -------   --------------
Outstanding-beginning of year              1,365,000                      1,485,000                          846,000
Granted                                       25,000          $3.00             ---           $1.38        1,445,000     $2.16
Exercised                                        ---                       (115,000)           4.25           (3,000)     2.38
Expired                                     (185,000)          2.88          (5,000)                        (803,000)     2.38
                                           ---------                      ---------                        ---------
Outstanding-end of year                    1,205,000                      1,365,000                        1,485,000
                                           =========                      =========                        =========
Outstanding and exercisable at end of
year:
1995 and 1997 options                            ---                         35,000            2.38           35,000     $2.38
1998 options                                     ---                            ---                            5,000      2.25
January 2000 and February 2000 options       500,000                        625,000            3.19          625,000      3.19
July 2000 options                            705,000                        705,000            1.38          820,000      1.38
                                           ---------                      ---------                        ---------
                                           1,205,000                      1,365,000                        1,485,000
                                           =========                      =========                        =========
Weighted-average fair value of
   options granted, including
   modified options, during the year       $     .15                      $     ---                        $     .77
                                           =========                      =========                        =========

         The weighted average remaining contractual life at December 31, 2002 is ..1 year for the January 2000 options modified in January 2002 and February 2000 options, and 2.4 years for the July 2000 options.

         The company has 1,880,000 shares reserved for future issuance at December 31, 2002, including: 882,000 shares for the 1989 plan; 500,000 shares for the February 2000 plan, 98,000 shares for key employee stock plan; 25,000 for the January 2000 options modified in January 2002, and 400,000 shares for an employment agreement.

         A summary of Dialysis Corporation of America's stock option activity, and related information for the years ended December 31, follows:

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

                                            2002                            2001                            2000
                                            ----                            ----                            ----
                                                Weighted-Average                Weighted-Average                 Weighted-Average
                                      Options    Exercise Price      Options     Exercise Price      Options      Exercise Price
                                      -------    --------------      -------     --------------      -------      --------------
Outstanding-beginning of year         705,000                        465,000                         809,500
Granted                                40,500          $4.10         240,000           $1.33             ---
Cancellations                         (62,000)                           ---                             ---
Exercised                                 ---                            ---                        (340,000)           $1.25
Expired                                   ---                            ---                          (4,500)           $1.50
                                      -------                        -------                         -------
Outstanding-end of year               683,500                        705,000                         465,000
                                      =======                        =======                         =======

Outstanding-end of year:
   May 2002 options                     8,500          $4.10             ---                             ---
   March 2002 options                  30,000          $3.15             ---                             ---
   September 2001 options              75,000          $1.50          75,000                             ---
   January 2001 options               165,000          $1.25         165,000           $1.25             ---
   April 1999 options                 400,000          $1.25         460,000           $1.25         460,000            $1.25
   June 1998 options                    5,000          $2.25            5,000          $2.25           5,000            $2.25
                                      -------                        -------                         -------
                                      683,500                        705,000                         465,000
                                      =======                       ========                         =======
Outstanding and exercisable-
         end of year:
   September 2001 options              15,000          $1.50             ---
   January 2001 options                66,000          $1.25          33,000           $1.25             ---
   April 1999 options                 400,000          $1.25         460,000           $1.25         460,000            $1.25
   June 1998 options                    5,000          $2.25            5,000          $2.25           5,000            $2.25
                                      -------                        -------                         -------
                                      486,000                        498,000                         465,000
                                      =======                        =======                         =======

Weighted-average fair value of
   options granted during the year     $2.56                           $.61                            $.--
                                      =======                        =======                         =======


       The remaining contractual life at December 31, 2002 is 4.4 years for the May 2002 options, 4.2 years for the March 2002 options, 3.7 years for the September 2001 options, 3 years for the January 2001 options, 1.3 years for the April 1999 options .4 years for the June 1998 options.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--Continued

BUSINESS SEGMENT REVENUES

                                                           2002              2001              2000
                                                       ------------      ------------      ------------
Medical Products                                       $    895,930      $    864,035      $  1,112,490
Medical Services                                         25,606,677        19,441,170         9,247,101
New Technology                                              210,411           211,330           185,836
Corporate                                                   221,534           299,255           457,839
Elimination of corporate rental charges
     to medical products                                         --            (1,830)           (7,320)
Elimination of medical services interest
    charge to new technology                                     --          (109,108)         (185,836)
Elimination of medical services
     interest charge to corporate                            (2,957)          (13,759)          (13,450)
                                                       ------------      ------------      ------------
                                                       $ 26,931,595      $ 20,691,093      $ 10,796,660
                                                       ============      ============      ============
BUSINESS SEGMENT PROFIT (LOSS)
Medical Products                                       $       (728)     $   (401,178)         (284,380)
Medical Services                                          2,099,156           966,388          (379,198)
New Technology                                              210,412           102,222           (69,000)
Corporate                                                  (621,967)       (1,533,399)         (135,725)
                                                       ------------      ------------      ------------
                                                       $  1,686,873      $   (865,967)     $   (868,303)
                                                       ============      ============      ============
BUSINESS SEGMENT ASSETS
Continuing Operations:
Medical Products                                       $    392,992      $    335,588      $    899,650
Medical Services                                         17,153,984        15,683,433        11,177,382
New Technology                                            2,742,076         2,281,666         2,385,836
Corporate                                                 8,386,678        11,733,433         1,889,881
Elimination of medical services advance receivable
     from corporate                                              --          (200,728)         (414,339)
Elimination of medical services notes receivable
     from new technology                                         --                --        (2,200,000)
Elimination of medical services accrued interest
     from new technology                                         --                --          (185,836)
                                                       ------------      ------------      ------------
                                                         28,675,730        29,833,392        13,552,574
Discontinued Operations:
Electro-mechanical                                               --                --        27,875,785
Elimination of electro-mechanical trade receivable               --                --                --
                                                       ------------      ------------      ------------
     from medical products                             $ 28,675,730      $ 29,833,392      $ 41,428,359
                                                       ============      ============      ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--Continued

                                                       2002             2001             2000
                                                   -----------      -----------      -----------
OTHER BUSINESS SEGMENT INFORMATION
Interest income:
Medical Services                                   $    47,846      $   180,368      $   289,350
New Technology                                         210,411          211,330          185,836
Corporate                                               98,404          130,999           39,747
Elimination of medical services intercompany
     interest charge to corporate                       (2,957)         (13,759)         (13,450)
Elimination of medical services intercompany
     interest charge to new technology                      --         (109,108)        (185,836)
                                                   -----------      -----------      -----------
                                                   $   353,704      $   399,830      $   315,649
                                                   ===========      ===========      ===========
Interest expense:
Medical Products                                   $    10,904      $    15,933      $    11,485
Medical Services                                       220,441          210,805           82,456
New Technology                                              --          109,108          185,836
Corporate                                               14,053           15,333           17,432
Elimination of medical services
     interest charge to new technology                      --         (109,108)        (185,836)
Elimination of medical services intercompany
     interest charge to corporate                       (2,957)         (13,759)         (13,450)
                                                   -----------      -----------      -----------
                                                   $   242,441      $   228,312      $    97,923
                                                   ===========      ===========      ===========
Depreciation and amortization:
Continuing Operations:
Medical Products                                   $       563      $    22,068      $    39,307
Medical Services                                     1,065,887          808,659          596,305
Corporate                                               57,202           54,973           58,089
                                                   -----------      -----------      -----------
                                                     1,123,652      $   885,700      $   693,701
Discontinued Operations:
Electro-mechanical                                          --          749,481        1,470,470
                                                   -----------      -----------      -----------
                                                   $ 1,123,652      $ 1,635,181      $ 2,164,171
                                                   ===========      ===========      ===========
Other significant non-cash items:
New technology:
Finders' fee stock option expense                           --               --           69,000
Corporate:
     Gain on subsidiary warrant exercise                    --               --      $   276,178
     Stock option related compensation expense              --      $ 1,032,550           70,500
Discontinued Operations:
Gain on disposal of electro-mechanical
     manufacturing operations, net of tax                   --      $ 2,534,656               --

Capital Expenditures:
Medical Products                                   $    (1,121)     $        --            1,897
Medical Services                                     1,325,882        1,984,980        1,912,049
Corporate                                               17,413               --            2,802
                                                   -----------      -----------      -----------
                                                   $ 1,342,174      $ 1,984,980      $ 1,916,748
                                                   ===========      ===========      ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--Continued

MAJOR CUSTOMERS

         Medical services revenues, which represent revenues of the company's dialysis division, are primarily attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the company's operations.

         Medical product sales are highly dependent on government contracts which have become increasingly difficult to secure due to changes in government procurement procedures. Significant reductions in government contract revenues have had a material adverse effect on the operations of the Medical Products Division.

NOTE 7--COMMITMENTS

Commitments

         The company and its subsidiaries have leases on several facilities, which expire at various dates. The aggregate lease commitments at December 31, 2002 are approximately: 2003 - $851,000; 2004 - $676,000, 2005 - $598,000; 2006
- $529,000; 2007 - $466,000;thereafter - $1,684,000. Total rent expense for continuing operations was approximately $688,000, $464,000 and $357,000 in 2002, 2001 and 2000, respectively.

         Effective January 1, 1997, Dialysis Corporation of America established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and Techdyne adopted the 401(k) profit sharing plan of Lytton, a Techdyne subsidiary, as participating employers effective July 1, 1998. Subsequent to the sale of its interest in Techdyne in June 2001, the company remains as a participating employer in this multi-employer plan until January 2003 when the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions. See Notes 1 and 13.

NOTE 8--RELATED PARTY TRANSACTIONS

         During 2002, 2001 and 2000, the company and Dialysis Corporation of America paid premiums of approximately $448,000, $283,000 and $242,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

         During 2002, 2001and 2000, legal fees of approximately $340,000, $271,000 and $215,000, respectively, were paid by the company and Dialysis Corporation of America to an attorney who acts as general counsel and is secretary of the company (of which he is also a director), and served as general counsel and secretary to Dialysis Corporation of America.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 8--RELATED PARTY TRANSACTIONS--CONTINUED

         In May 2002, Dialysis Corporation of America loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all Dialysis Corporation of America's President's stock options in Dialysis Corporation of America, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $5,000 for 2002 and $4,000 for 2001. This loan and the related accrued interest of approximately $9,000 at December 31, 2002 and $4,000 at December 31, 2001 have been included in prepaid expenses and other current assets.

NOTE 9--QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The Company recorded an income tax (benefit) provision adjustment to the valuation allowance relating to its deferred tax asset of approximately $(102,000), $(603,000), and $320,000 during the fourth quarter of 2002, 2001 and
2000, respectively.

NOTE 10--ACQUISITION

         In August 2001, Dialysis Corporation of America acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving Dialysis Corporation of America a 100% ownership interest, for $600,000 of which $300,000 was paid in August, 2001 and $300,000 was paid in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom Dialysis Corporation of America acquired the minority interest has an agreement to act as medical director of another of Dialysis Corporation of America's subsidiaries. See Note 1.

         In April 2002, Dialysis Corporation of America acquired a dialysis center in Royston, Georgia for $550,000. This transaction resulted in $400,000 goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

NOTE 11--Subsidiary Stock Offerings

         During 2000, approximately 170,000 Dialysis Corporation of America warrants originally issued pursuant to a 1996 public offering were exercised with net proceeds to Dialysis Corporation of America of approximately $765,000. In accordance with its accounting policy, the company recognized a gain of approximately $276,000 and deferred income taxes of approximately $105,000 related to the Dialysis Corporation of America warrant exercises.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 12--Investment

         Over the period, January, March and August, 2000, the company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners, a company investing in Linux software companies which recently initiated the marketing of a Linux desktop software system. During that period, the company also acquired an 8% ownership interest in Linux Global Partners. The company's investment of $120 in Linux Global Partners is accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001. The company borrowed the funds for its financing of Linux Global Partners from Dialysis Corporation of America under the same terms and at the same interest rate as its loan to Linux Global Partners. Interest on the notes amounted to approximately $210,000 for the year ended December 31, 2002, $211,000 for the year ended December 31, 2001 and $186,000 for the year ended December 31, 2000. Interest receivable on the notes from Linux Global Partners amounted to approximately $492,000 at December 31, 2002, $282,000 at December 31, 2001 and is included in prepaid expenses and other current assets.

         The company agreed to extend the maturity of its notes receivable from Linux Global Partners on several occasions, for which the company received additional Linux Global Partners' common stock. On May 14, 2001, Linux Global Partners repaid the $200,000 August 2000 loan plus $15,000 accrued interest. The company made payment of $215,000 to Dialysis Corporation of America. In June 2001, Linux Global Partners paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes. At the end of June, 2001, the company repaid Dialysis Corporation of America the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

         In September 2002, the company agreed to loan Linux Global Partners up to an additional $250,000 on the same terms as the company's existing loans to Linux Global Partners, with the company receiving 75,000 additional Linux Global Partners shares. The loans were made prior to the end of fiscal 2002, which increased the aggregate outstanding principal balance of the loans to $2,250,000. The company currently owns approximately 14% of Linux Global Partners, and Dialysis Corporation of America owns approximately 2% of Linux Global Partners. The loan, accrued interest and costs of collection of the Linux Global Partners' indebtedness were satisfied through the company's sale of certain of the collateral in January, 2003. See Note 15 to "Notes to Consolidated Financial Statements."


NOTE 13--SALE OF TECHDYNE INTEREST

         On April 6, 2001, the company entered into an agreement with Simclar to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000, with an earn-out consisting of 3% of consolidated Techdyne sales, net of returns, allowances and bad debts for the three fiscal years commencing January 1, 2001 with a $5,000,000 maximum and $2,500,000 minimum earn-out. The earn-out is payable in cash each year for the earn-out period just ended. In April 2002, the company received the first earn-out payment of $1,105,000. A receivable of $1,100,000, representing an estimate of the second earn-out payment, has been included in current assets with the remaining $295,000 of the minimum $2,500,000 earn-out reflected as non-current. The sale was approved by the company's shareholders on June 27, 2001, with the sale to Simclar closing that same day. See Note 1.

         The pro forma consolidated condensed financial information presented below reflects the sale of the company's interest in Techdyne as if it had occurred as of January 1, 2000. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 13--SALE OF TECHDYNE INTEREST--CONTINUED

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

                          SUMMARY PRO FORMA INFORMATION
                                   (Unaudited)

                           Year Ended December 31,
                     --------------------------------
                           2001              2000
                     --------------    --------------
Total revenues       $   20,683,000    $   10,766,000
                     ==============    ==============

Net loss             $   (1,522,000)   $   (1,167,000)
                     ==============    ==============

Loss per share
         Basic       $         (.24)   $         (.20)
                     ==============    ==============
         Diluted     $         (.25)   $         (.20)
                     ==============    ==============

         The company recorded a pre-tax gain on the sale of its interest in Techdyne of approximately $4,200,000, including the $2,500,000 minimum earn-out, after estimated costs of $200,000, with estimated income taxes of approximately $1,600,000.

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

NOTE 14--STOCK REPURCHASES

         In December 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding common stock based on current market prices. As of December 31, 2002 no repurchases were made subsequent to the company's announcement of the board's intent. The company has repurchased 48,500 shares for approximately $70,000 subsequent to December 31, 2002.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 15--SUBSEQUENT EVENTS

         In May 2002, Dialysis Corporation of America purchased land on which it constructed a facility for a new dialysis center in Cincinnati, Ohio. Upon completion, in February 2003, Dialysis Corporation of America sold the property to a corporation owned by one of the minority members of DCA of Cincinnati, Dialysis Corporation of America's subsidiary, which will operate that dialysis facility, with the president and owner of such corporation being the medical director of that dialysis facility. Dialysis Corporation of America is leasing the facility from the corporation to which it sold the completed facility. Cost of the land and construction costs of approximately $779,000 are included in Prepaid Expenses and Other Current Assets as of December 31, 2002. DCA of Cincinnati issued to Dialysis Corporation of America a five-year $75,000 promissory note for tenant improvements provided by its parent. That note provides for priority payment before DCA of Cincinnati makes any other payments of its indebtedness or makes any distributions.

         On January 24, 2003, the company sold 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock, part of the collateral for the Linux Global Partners indebtedness, at public auction, pursuant to notice and the requirements of the Uniform Commercial Code. On the date of the auction, the aggregate indebtedness due from Linux Global Partners to the company was approximately $2,792,000, which included accrued interest and collection costs. Xandros, Inc. a 95% owned subsidiary of Linux Global Partners, purchased the collateral and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash on March 7, 2003, extended to March 21, 2003. Xandros failed to make the payment resulting in the company as the next highest bidder, obtaining the 4,115,815 series A preferred stock of Ximian and keeping the 775,000 shares of common stock of Xandros in satisfaction of the indebtedness due from Linux Global Partners. Based upon certain agreements entered into between Linux Global Partners and Ximian in January, 2000, after the company had provided Linux Global Partners with the initial loans, Linux Global Partners, in January, 2003, gave the company a put to sell all or any portion of the Ximian series A preferred stock to Linux Global Partners for an aggregate of $3,100,000 or $.753 per share commencing January 25, 2004 and expiring March 24, 2004.

         On March 10, 2003, the company won a partial summary judgment against Viragen for the liability portion of the company's claim for royalty payments under the royalty agreement with Viragen. The company is pursuing its damage claim.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


Schedule II - Valuation and Qualifying Accounts
Medicore, Inc. and Subsidiaries
December 31, 2002

                      COL. A                               COL. B                         COL. C               COL. D
                  --------------                          ---------      -----------------------------         --------
                                                                                              Additions
                                                         Balance at   Additions (Deductions)  Charged to       Other Changes
                                                          Beginning   Charged (Credited) to   Other Accounts   Add (Deduct)
                  Classification                          of Period      Cost and Expenses    Describe         Describe
                  --------------                          ---------      -----------------    --------         --------
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                $   753,000          $   705,000                     $  (616,000)(1)
     Reserve for inventory obsolescence                      175,000              (53,000)                             --
     Valuation allowance for deferred tax asset              217,000             (102,000)                             --
                                                         -----------          -----------                     -----------
                                                         $ 1,145,000          $   550,000                     $  (616,000)
                                                         ===========          ===========                     ===========
YEAR ENDED DECEMBER 31, 2001:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                $   452,000          $   765,000                     $  (223,000)(1)

     Reserve for inventory obsolescence                      798,000              350,000                        (511,000)(2)

     Valuation allowance for deferred tax asset              820,000             (603,000)                             --
                                                         -----------          -----------                     -----------
                                                         $ 2,070,000          $   512,000                     $(1,437,000)
                                                         ===========          ===========                     ===========
YEAR ENDED DECEMBER 31, 2000:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                $   431,000          $   220,000                     $  (199,000)(1)
     Reserve for inventory obsolescence                      724,000              422,000                        (348,000)(2)
     Valuation allowance for deferred tax asset              500,000              320,000                              --
                                                         -----------          -----------   ------------      -----------
                                                         $ 1,655,000          $   962,000   $          0      $  (547,000)
                                                         ===========          ===========   ============      ===========



                      COL. A                                 COL. E
                  --------------                             ------

                                                             Balance
                                                             at End of
                  Classification                             Period
                  --------------                             ------
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                    $   842,000
     Reserve for inventory obsolescence                          122,000
     Valuation allowance for deferred tax asset                  115,000
                                                             -----------
                                                             $ 1,079,000
                                                             ===========
YEAR ENDED DECEMBER 31, 2001:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                    $   753,000
                                                                (241,000)(3)
     Reserve for inventory obsolescence                          175,000
                                                                (462,000)(3)
     Valuation allowance for deferred tax asset                  217,000
                                                             -----------
                                                             $ 1,145,000
                                                             ===========
YEAR ENDED DECEMBER 31, 2000:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                    $   452,000
     Reserve for inventory obsolescence                          798,000
     Valuation allowance for deferred tax asset                  820,000
                                                             -----------
                                                             $ 2,070,000
                                                             ===========

(1)      Net (write-offs) recoveries against receivables allowance.
(2)      Net write-offs against inventory reserves.
(3)      Sale of Techdyne

                                    Exhibits

                                       to

                                  MEDICORE, INC
     Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2002



10.8 Amendment No. 1 to the Lease Agreement between the Company and Techdyne, Inc. dated November 29, 2001.

10.43    Put with Linux Global Partners, Inc. dated January 24, 2003.

21       Subsidiaries of the Company

99       Additional Exhibits

         (i) Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.