Form 10-Q
period 2003-03-31
MEDICORE INC
filed 2003-05-14
CIK 8643

FORM 10--Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-6906

                                   MEDICORE, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  Florida                                    59-0941551
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

2337 West 76th Street, Hialeah, Florida                         33016
----------------------------------------                       ---------
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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No [ ]

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ] or No [X]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,524,275 shares as of May 2, 2003.

                       MEDICORE, INC. AND SUBSIDIARIES

                                   INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2003 and March 31, 2002 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2003 and March 31, 2002.

     2) Consolidated Condensed Balance Sheets as of March 31, 2003 and December 31, 2002.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         2003.

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

                       MEDICORE, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Revenues:
   Sales:
   Product sales                                   $  209,757    $  241,035
   Medical service revenues                         6,737,951     5,488,045
                                                   ----------    ----------
         Total sales                                6,947,708     5,729,080
  Other income                                        206,294       228,717
                                                   ----------    ----------
                                                    7,154,002     5,957,797

Cost and expenses:
   Cost of sales:
     Cost of product sales                            131,091       146,566
     Cost of medical services                       4,202,613     3,394,661
                                                   ----------    ----------
          Total cost of sales                       4,333,704     3,541,227
   Selling, general and administrative expenses     2,503,771     2,062,238
   Provision for doubtful accounts                     95,898       186,027
   Interest expense                                    54,021        57,203
                                                   ----------    ----------
                                                    6,987,394     5,846,695

Income before income taxes, minority interest
 and equity in affiliate earnings                     166,608       111,102

Income tax provision                                  111,265        71,736
                                                   ----------    ----------

Income before minority interest and equity
 in affiliate earnings                                 55,343        39,366

Minority interest in income of
 consolidated subsidiaries                            114,519        67,689

Equity in affiliate earnings                           15,419        46,704
                                                   ----------    ----------

Net (loss) income                                  $  (43,757)   $   18,381
                                                   ==========    ==========

(Loss) earnings per share:
   Basic                                             $(.01)         $.--
                                                     =====          ====
   Diluted                                           $(.01)         $.--
                                                     =====          ====

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,    December 31,
                                                      2003         2002(A)
                                                   ---------    ------------
                                                  (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                        $ 7,127,948   $ 8,080,903
  Accounts receivable, less allowance of
    $723,000 at March 31, 2003 and $842,000
    at December 31, 2002                             4,023,947     3,571,847
  Note receivable                                          ---     2,250,000
  Receivable from sale of Techdyne                   1,011,000     1,100,000
  Inventories, less allowance for obsolescence
    of $110,000 at March 31, 2003 and $122,000
    at December 31,2002                              1,290,261     1,146,610
  Prepaid expenses and other current assets          1,292,294     2,542,654
  Deferred income taxes                                467,000       467,000
                                                   -----------   -----------
          Total current assets                      15,212,450    19,159,014

Property and equipment
  Land and improvements                              1,027,108     1,027,108
  Building and building improvements                 3,224,734     3,222,663
  Equipment and furniture                            5,732,495     5,414,252
  Leasehold improvements                             2,974,937     2,730,162
                                                   -----------   -----------
                                                    12,959,274    12,394,185
  Less accumulated depreciation and amortization     4,744,792     4,474,339
                                                   -----------   -----------
                                                     8,214,482     7,919,846

Receivable from sale of Techdyne                       384,000       295,000
Other assets                                         3,180,590       378,730
Goodwill                                               923,140       923,140
                                                   -----------   -----------
          Total other assets                         4,487,730     1,596,870
                                                   -----------   -----------
                                                   $27,914,662   $28,675,730
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $   895,343   $ 1,409,344
  Accrued expenses and other current liabilities     2,633,099     2,828,823
  Current portion of long-term debt                    557,000       614,362
                                                   -----------   -----------
          Total current liabilities                  4,085,442     4,852,529

Long-term debt                                       2,556,990     2,727,105
Deferred income taxes                                  744,000       744,000
Minority interest in subsidiaries                    4,217,939     3,870,024
                                                   -----------   -----------
          Total liabilities                         11,604,371    12,193,658

Commitments
Stockholders' equity:
  Common stock, $.01 par value; authorized
    12,000,000 shares; 6,524,275 shares issued
    and outstanding at March 31, 2003; 6,572,775
    shares issued and outstanding at December 31,
    2002                                                65,242        65,727
  Capital in excess of par value                    12,644,819    12,772,358
  Retained earnings                                  3,600,230     3,643,987
                                                   -----------   -----------
          Total stockholders' equity                16,310,291    16,482,072
                                                   -----------   -----------
                                                   $27,914,662   $28,675,730
                                                   ===========   ===========

(A) Reference is made to the company 's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission in March, 2003.

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Operating activities:
  Net (loss) income                                $  (43,757)   $   18,381
  Adjustments to reconcile net income
     to net cash used in operating activities:
       Depreciation                                   283,510       269,150
       Amortization                                       578         1,162
       Bad debt expense                                95,898       186,027
       Provision for inventory obsolescence           (11,894)          ---
       Minority interest                              114,519        67,689
       Equity in affiliate earnings                   (15,419)      (46,704)
       Increase (decrease) relating to
            operating activities from:
         Accounts receivable                         (547,998)     (261,032)
         Inventories                                 (131,757)      (17,859)
         Prepaid expenses and other
               current assets                         743,284      (127,926)
         Accounts payable                            (514,001)     (668,287)
         Accrued expenses and other
               current liabilities                    (95,724)       17,310
         Income taxes payable                             ---    (2,322,736)
                                                   ----------    ----------
          Net cash used in operating activities      (122,761)   (2,884,825)

Investing activities:
  Additions to property and equipment, net of
     minor disposals                                 (578,146)     (249,407)
  Distribution from affiliate                          77,000           ---
  Sale of minority interest in subsidiary               4,000           ---
  Other assets                                          7,639        22,218
                                                   ----------    ----------
          Net cash used in investing activities      (489,507)     (227,189)

Financing activities:
  Line of credit net payments                         (79,157)          ---
  Payments on long-term borrowings                   (148,320)      (69,712)
  Repurchase of company stock                         (66,610)          ---
  Distribution to subsidiary minority member          (46,600)          ---
                                                   ----------    ----------
          Net cash used in financing activities      (340,687)      (69,712)
                                                   ----------    ----------

Decrease in cash and cash equivalents                (952,955)   (3,181,726)

Cash and cash equivalents at beginning of period    8,080,903    10,359,372
                                                   ----------    ----------

Cash and cash equivalents at end of period         $7,127,948    $7,177,646
                                                   ==========    ==========

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated condensed financial statements include the accounts of Medicore, Inc., and Medicore's 61% owned subsidiary, Dialysis Corporation of America. Medicore and its subsidiaries are collectively referred to as the "company" or "Medicore." All material intercompany accounts and transactions have been eliminated in consolidation. Dialysis Corporation of America has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes.

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

Accrued Expenses

     Accrued expenses is comprised as follows:


                                                   March 31,    December 31,
                                                      2003          2002
                                                   ---------    ------------
                                                  (Unaudited)
     Accrued compensation                          $  678,436    $  909,763
     Due to insurance companies                     1,355,549     1,271,235
     Other                                            599,114       647,825
                                                   ----------    ----------
                                                   $2,633,099    $2,828,823
                                                   ==========    ==========

Vendor Concentration

      The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 37% of medical service cost of sales for the first quarter of 2003 and 32% for the same period of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 28% of medical service revenue for the first quarter of 2003 and 24% for the same period of the preceding year.

Advertising Cost

     The company expenses advertising costs as they are incurred.
Advertising expenses amounted to $44,000 for the three months ended March 31, 2003 and $17,000 for the same period of the preceding year.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Other Income

     Other income is comprised as follows:


                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Interest income                                    $   37,611    $   89,728
Rental income                                          74,001        72,570
Management fee income                                  73,060        51,160
Other                                                  21,622        15,259
                                                   ----------    ----------
                                                   $  206,294    $  228,717
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



                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Net (loss) income, numerator-basic computation     $  (43,757)   $   18,381
Adjustment due to subsidiaries' dilutive
  securities                                           (8,576)      (10,126)
                                                   ----------    ----------
Net (loss) income as adjusted,
  numerator-diluted computation                    $  (52,333)   $    8,255
                                                   ==========    ==========

Weighted average shares                             6,565,397     6,600,275
                                                    =========     =========

(Loss) earnings per share:
Basic                                                 $(.01)        $.--
                                                      =====         ====
Diluted                                               $(.01)        $.--
                                                      =====         ====

     The company's potentially dilutive securities consist of stock options. See Note 5.

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of a minority interest in August, 2001, and the goodwill resulting from the company's acquisition of a Georgia dialysis center in April, 2002, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142. See Note 10.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Stock-Based Compensation

     The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the company and Dialysis Corporation of America had accounted for their employee stock options under the fair value method of that Statement. No company stock options were granted or vested during the first three months of 2003. See Note 5.

      The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2002 and 2001, respectively and vesting during 2003: risk-free interest rate of 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.15 and 1.14, and a weighted-average expected life of 5 years and 4 years. No Dialysis Corporation of America options were granted during the first three months of 2003. See Note 5.

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Net (loss) income, as reported                     $  (43,757)   $   18,381
Stock-based employee compensation expense
 under fair value method, net of related
 tax effects                                           (9,510)       (5,582)
Pro forma net (loss) income-basic computation         (53,267)       12,799
Subsidiary dilutive securities                         (8,576)      (10,126)
                                                   ----------    ----------
Pro forma net (loss) income-diluted computation    $  (61,843)   $    2,673
                                                   ==========    ==========

(Loss) earnings per share:
 Basic, as reported                                   $(.01)       $.--
                                                      =====        ====
 Basic, pro forma                                     $(.01)       $.--
                                                      =====        ====
 Diluted, as reported                                 $(.01)       $.--
                                                      =====        ====
 Diluted, pro forma                                   $(.01)       $.--
                                                      =====        ====

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

New Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which addresses the accounting and reporting for costs associated with exit or disposal activities. FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect FIN 45 to have a material impact on its financial position or results of operations.

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee compensation and its effect on results of operations. The company adopted the transition guidance and annual disclosure provisions of FAS 148 commencing 2002 and has adopted the interim disclosure provisions of FAS 148 commencing 2003. The company is subject to the expanded disclosure requirements of FAS 148, but does not expect FAS 148 to otherwise have a material impact on its consolidated results of operations, financial position or cash flows.

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company does not expect FIN 46 to have a material impact on its financial position or results of operations.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 2--Interim Adjustments

     The financial summaries for the three months ended March 31, 2003 and March 31, 2002 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's latest annual report for the year ended December 31, 2002.

NOTE 3--Long-Term Debt

     The company's medical products division had a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit was secured by the accounts receivable and inventory of the company's medical products division and had an outstanding balance of approximately $79,000 at December 31, 2002. The line of credit and accrued interest were paid off in January 2003 prior to the scheduled January 22, 2003 maturity. The company did not renew this line of credit.

     Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter which is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding balance of $656,000 at March 31, 2003 and $662,000 at December 31, 2002.

     In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest having commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $743,000 at March 31, 2003 and $753,000 at December 31, 2002.

     The Dialysis Corporation of America equipment purchase agreement provides financing for kidney dialysis machines for Dialysis Corporation of America's dialysis facilities. Payments under the agreement pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,714,000 at March 31, 2003 and $1,844,000 at December 31, 2002.

     The prime rate was 4.25% as of March 31, 2003 and December 31, 2002.

     Interest payments on debt amounted to approximately $44,000 for the three months ended March 31, 2003 and $60,000 for the same period of the preceding year.

NOTE 4--Income Taxes

     Dialysis Corporation of America files separate federal and state income tax returns with its income tax liability reflected on a separate return basis.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 4--Income Taxes-(Continued)

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments were approximately $197,000 for the three months ended March 31, 2003 and $2,458,000 for the same period of the preceding year.

NOTE 5--Stock Options

     On July 27, 2000, the company granted 820,000 five-year non-qualified stock options under its 1989 Stock Option Plan to officers, directors and employees of the company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled due to employee terminations and resignations, and in June, 2001, 115,000 options were exercised leaving 689,000 options outstanding at March 31, 2003.

     On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. 2,000 shares have been issued under this Plan.

     Options for 25,000 shares issued as a finder's fee in January, 2000, were exercisable at $3.00 per share through January 31, 2002 and were extended through January 31, 2003, in connection with which the company recognized an expense of approximately $4,000 during 2002. These options expired unexercised.

     In June, 1998, Dialysis Corporation of America's board of directors granted an option under its now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003, which is the only outstanding option under that plan.

     In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April, 2000, the 340,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The board of Dialysis Corporation of America extended the maturity date of the notes to April 20, 2004. In March, 2003, 77,857 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002 leaving 322,143 options outstanding as of March 31, 2003.

     In January, 2001, Dialysis Corporation of America's board of directors granted to Dialysis Corporation of America's President an option for 165,000 shares exercisable at $1.25 per share for five years from vesting with 33,000 options vesting each January 1 having commenced in 2001.

     In September, 2001, Dialysis Corporation of America's board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006, to certain officers, directors and key employees. 15,000 of the options were non-qualified and vested immediately and the remaining 60,000 options were incentive with 15,000 options vesting each September 5 having commenced September 5, 2002. In March, 2003, 1,785 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002 leaving 73,215 options outstanding as of March 31, 2003.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 5--Stock Options--(Continued)

     In March, 2002, Dialysis Corporation of America's board of director's granted a five-year incentive option for 30,000 shares exercisable at $3.15 per share through February 28, 2007, to an officer. The option vests 7,500 shares each February 28 from 2003 through 2006.

     In May, 2002, Dialysis Corporation of America's board of directors granted a total of 10,500 five-year incentive options to employees of which 8,000 remain outstanding at March 31, 2003. Most options are for 500 shares of common stock of Dialysis Corporation of America, with two options for 1,500 shares of common stock. All options are exercisable at $4.10 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 2,500 shares have been cancelled.

NOTE 6--Commitments and Contingencies

     Effective January, 2003, the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions.

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


                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
BUSINESS SEGMENT REVENUES
Medical products                                   $  213,196    $  243,967
Medical services                                    6,879,018     5,605,839
New technology                                         15,000        50,000
Corporate                                              46,888        59,099
Elimination of medical services interest charge
     to medical services                                 (100)          ---
Elimination of medical services
     interest charge to corporate                         ---        (1,108)
                                                   ----------    ----------
                                                   $7,154,002    $5,957,797
                                                   ==========    ==========

BUSINESS SEGMENT PROFIT (LOSS)
Medical products                                   $  (25,246)   $  (13,021)
Medical services                                      378,275       240,097
New technology                                         15,000        50,000
Corporate                                            (201,421)     (165,974)
                                                   ----------    ----------
                                                   $  166,608    $  111,102
                                                   ==========    ==========

NOTE 8--Investment

     Over the period, January, March and August, 2000, the company loaned an aggregate of $2,200,000 with a 10% annual interest rate to Linux Global Partners, a company investing in Linux software companies which recently initiated the marketing of a Linux desktop software system. During that period, the company also acquired an 8% ownership interest in Linux Global Partners. The company's investment of $120 in Linux Global Partners is

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 8--Investment-(Continued)

accounted for at cost. A substantial portion of the loans were originally scheduled to mature January 26, 2001. The company agreed to extend the maturity of its notes receivable from Linux Global Partners on several occasions, for which the company received additional Linux Global Partners' common stock. On May 14, 2001, Linux Global Partners repaid the $200,000 August 2000 loan plus $15,000 accrued interest. In June, 2001, Linux Global Partners paid $100,000 toward the accrued interest on the remaining $2,000,000 outstanding notes.

     In September, 2002, the company agreed to loan Linux Global Partners up to an additional $250,000 on the same terms as the company's existing loans to Linux Global Partners, with the company receiving 75,000 additional Linux Global Partners shares. The loans were made prior to the end of 2002, which increased the aggregate outstanding principal balance of the loans to $2,250,000. The company currently owns approximately 14% of Linux Global Partners, and Dialysis Corporation of America owns approximately 2% of Linux Global Partners with a cost basis of approximately $144,000, which is included in other assets.

     Interest on the notes amounted to approximately $15,000 during the first quarter of 2003 (through January 24, 2003) and $50,000 for the first quarter of 2002. Interest receivable on the notes from Linux Global Partners amounted to approximately $492,000 at December 31, 2002, and was included in prepaid expenses and other current assets.

     The loan, accrued interest and costs of collection of the Linux Global Partners' indebtedness were satisfied through the company's sale of certain of the collateral. On January 24, 2003, the company sold 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock, part of the collateral for the Linux Global Partners indebtedness, at public auction, pursuant to notice and the requirements of the Uniform Commercial Code.

     Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the collateral and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash on March 7, 2003, extended to March 21, 2003. Xandros failed to make the payment resulting in the company as the next highest bidder, obtaining the 4,115,815 series A preferred stock of Ximian and keeping the 775,000 shares of common stock of Xandros in satisfaction of the indebtedness due from Linux Global Partners for which the company has reflected a combined cost basis of approximately $2,757,000 in other assets. Based upon certain agreements entered into between Linux Global Partners and Ximian in January, 2000, after the company had provided Linux Global Partners with the initial loans, Linux Global Partners, in January, 2003, gave the company a put to sell all or any portion of the Ximian series A preferred stock to Linux Global Partners for an aggregate of $3,100,000 or $.753 per share commencing January 25, 2004 and expiring March 24, 2004.

NOTE 9--Stock Repurchases

     In December, 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding
common stock based on current market prices.   The company repurchased 48,500
shares for approximately $70,000 during the first quarter of 2003.

NOTE 10--Acquisitions

     In August, 2001, Dialysis Corporation of America acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving Dialysis Corporation of America a 100% ownership interest, for $600,000 of which $300,000 was paid in August, 2001 and $300,000 was paid in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom Dialysis Corporation of America acquired the minority interest is the medical director of another of Dialysis Corporation of America's subsidiaries. See Note 1.

                       MEDICORE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2003
                                 (Unaudited)

NOTE 10--Acquisitions-(Continued)

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

NOTE 11--Related Party Transactions

     The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by Vineland Dialysis Professionals, LLC, a company owned by Dr. David Blecker, who became a director of Dialysis Corporation of America in 2001. Dr. Blecker was provided with the right to acquire up to 49% of DCA of Vineland, LLC. In April, 2000, another company owned by Dr. Blecker, Vineland Dialysis Group, LLC, acquired a 35.9% interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% interest in DCA of Vineland and Vineland Dialysis Professionals, LLC holding a 12.8% interest. This provided Dr. Blecker's companies with a combined 48.7% ownership of DCA of Vineland.

     In July, 2000, Vineland Dialysis Professionals, one of Dr. Blecker's companies, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, Dr. Blecker serves as medical director for each of those dialysis facilities.

NOTE 12--Loan Transactions

     Dialysis Corporation of America customarily funds the establishment and operations of its dialysis facilities, usually until they become self-sufficient, without any formalized loan documents, except in limited instances, including those subsidiaries in which Dialysis Corporation of America's medical directors hold interests ranging from 20% to 49%. The operating agreements for Dialysis Corporation of America's subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by Dialysis Corporation of America, exclusive of any tax payment distributions. One loan is with DCA of Vineland, LLC. In April, 2000, Vineland Dialysis Group, one of Dr. Blecker's companies, acquired a 35.9% interest for $203,000, which was applied to reduce the loan, which loan at March 31, 2003 reflected a principal indebtedness of approximately $553,000. See Note 11.

NOTE 13--Subsequent Events

     In April, 2003, Dialysis Corporation of America acquired a dialysis center in Adel, Georgia for $75,000 and ceased operations at its Homerville, Georgia facility.

     In April, 2003, the company received its second earn-out payment of approximately $1,011,000 under its April, 2001, agreement with Simclar International pursuant to which the company sold its 71.3% interest in Techdyne to Simclar in June, 2001, for $10,000,000 with three years of earn-outs based on 3% of Techdyne's consolidated net sales with a $2,500,000 minimum and a $5,000,000 maximum earn-out. This amount has been reflected as a current receivable, with the balance of the minimum $2,500,000 earn-out of approximately $384,000 reflected as a non-current receivable.

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

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of the medical products and new technology divisions in which we are engaged, the future and development of the dialysis industry in which our 61% owned public subsidiary, Dialysis Corporation of America, is engaged, anticipated revenues, our business strategies and plans for future operations, our need for sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expenses concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in MD & A. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operations or
financial performance, identify forward-looking statements.   Such forward-
looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued by the company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section (Item 1, "Business") included in our Annual Report on Form 10-K as filed with the SEC, and provided to our shareholders. If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in the company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as to the date made, and which the company undertakes no obligation to revise to reflect events after the date made.

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

     The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that Dialysis Corporation of America will not be required to restructure its practice and will not experience material adverse effects as a result of any such challenges or changes. Dialysis Corporation of America has developed a Corporate Integrity Program to assure the dialysis operations provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.

     Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with more personnel and financial resources, in acquiring and/or developing facilities in areas targeted by the company. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base until they develop.

     Our venture into new technology is uncertain and competitive. We initiated this segment in early 2000 with our investment and financing of Linux Global Partners, a private company involved with investments in Linux operating systems and software companies and in the development of a Linux desktop software system. Linux Global Partners remains in its initial and development stage. Linux software systems require development and financing and are subject to uncertainties as to market acceptance, reliability, and other risks associated with new technologies.

Results of Operations

     Consolidated revenues, increased by approximately $1,196,000 (20%) for the three months ended March 31, 2003 compared to the same period of the preceding year. Sales revenues increased by approximately $1,219,000 (21%) compared to the same period of the preceding year.

     Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income decreased approximately $23,000 for the three months ended March 31, 2003 compared to the same period of the preceding year. Interest income decreased approximately $52,000 largely due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners (see Note 8 to "Notes to Consolidated Condensed Financial Statements.") Management fee income, which includes income related to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated Georgia dialysis center effective September, 2002, increased approximately $22,000. Rental income increased approximately $1,000. Miscellaneous other income increased by approximately $6,000. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues decreased approximately $31,000 (13%) for the three months ended March 31, 2003 compared to the same period of the preceding year. Management is continuing its efforts to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The medical products division expanded its product line with several diabetic disposable products; however, demand to date for these products continues to be less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $1,250,000 (23%) for the three months ended March 31, 2003 compared to the same period of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $738,000, decreased revenues of approximately $103,000 for our New Jersey centers reflecting termination of our two New Jersey acute care contracts; increased revenues of approximately $569,000 for our Georgia centers, including $445,000 for the Georgia center acquired in April, 2001; $47,000 revenues for our new Maryland center, and $26,000 revenues for our new Ohio center. Revenues for the prior year included $27,000 consulting fees.

     Cost of goods sold as a percentage of consolidated sales amounted to 62% for the three months ended March 31, 2003 and for the same period of the preceding year.

     Cost of goods sold for the medical products division as a percentage of sales was 62%, for the three months ended March 31, 2003 compared to 61% for the same period of the preceding year. Changes in cost of goods sold for this division resulted from a change in product mix.

     Cost of medical services sales as a percentage of sales amounted to 62% for the three months ended March 31, 2003, and for the same period of the preceding year with an increase in supply costs as a percentage of sales being offset by a comparable decrease in payroll costs. Approximately 28% of our medical services revenues for the three months ended March 31, 2003 and 24% for the same period of the preceding year were from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges will increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

     Selling, general and administrative expenses, increased $442,000 for the three months ended March 31, 2003 compared to the same period of the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Maryland and Ohio and the Georgia dialysis center we acquired in April, 2002, as well as the cost of additional support personnel for Dialysis Corporation of America. As a percent of consolidated sales revenue, selling, general and administrative expenses amounted to 36% for the three months ended March 31, 2003 and for the same period of the preceding year.

     Provision for doubtful accounts decreased approximately $90,000, for the three months ended March 31, 2003 compared to the same period of the preceding year. The provision amounted to 1% of sales for the three months ended March 31, 2003 compared to 3% for the same period of the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved. The provision for doubtful accounts of our medical services operation, which is the primary component of our provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables with doubtful accounts reserved for in the allowance for doubtful accounts until they are written off or collected.

     Although operations of additional dialysis centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Interest expense remained relatively stable with little change for the three months ended March 31, 2003 compared to the same period of the preceding year. The additional Dialysis Corporation of America equipment financing agreements was offset by lower interest rates and reduced average borrowings on other debt. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The prime rate was 4.25% at March 31, 2003 and December 31, 2002.

     Equity in affiliate earnings represents equity in the earnings incurred by Dialysis Corporation of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest.

Liquidity and Capital Resources

     Working capital totaled $11,127,000 at March 31, 2003, which reflects a decrease of $3,179,000 (22%) during the first quarter of 2003 with the decrease largely attributable to reclassification of $2,757,000 of a note receivable from Linux Global Partners and related accrued interest to other assets. See Note 8 to "Notes to Consolidated Condensed Financial Statements." The change in working capital also included a decrease in cash of $953,000 including net cash used in operating activities of $123,000, net cash used in investing activities of $490,000 (including additions to property, plant and equipment of $578,000 and a $77,000 distribution received from Dialysis Corporation of America's 40% owned Ohio affiliate) and net cash used in financing activities of $341,000 (including net line of credit payments of $79,000, payments on long-term debt of $148,000, repurchase of stock of approximately $67,000 and a $47,000 distribution to a subsidiary minority member).

     In January, 2003, we executed on certain of the collateral securing the Linux Global Partners' indebtedness, resulting in our company obtaining 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. in satisfaction of the Linux Global Partners' indebtedness. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     In December, 2002, the company announced its intent to purchase up to 1,000,000 shares of its outstanding common stock based on then current market prices. The company repurchased and cancelled 48,500 shares of its outstanding common stock at a cost of approximately $67,000 during the first quarter of 2003.

     Dialysis Corporation of America has a loan secured by a mortgage on its real property in Easton, Maryland with an outstanding balance of $656,000 at March 31, 2003 and $662,000 at December 31, 2002. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $743,000 at March 31, 2003 and $753,000 at December 31, 2002. Dialysis Corporation of America has an equipment financing agreement for kidney dialysis machines for its facilities with an outstanding balance of $1,714,000 at March 31, 2003 and $1,844,000 at December 31, 2002. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Dialysis Corporation of America opened its 13th and 14th centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003. We are in the developmental stage for a new center in Virginia. We acquired a dialysis center in Adel, Georgia in April, 2003, and ceased operations at our Homerville, Georgia center, which had not been performing up to expectations. See Note 13 to "Notes to Consolidated Condensed Financial Statements." We are presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. Although we presently have the capital and financing capabilities for the current rate of expansion, no assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

     The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

     We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next 12 months.

New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which is effective for periods ending after December 15, 2002. The company does not expect FIN 45 to have a material impact on its financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), for which certain disclosure requirements apply to financial statements issued after January 31, 2003.
FIN 46 contains consolidation requirements regarding variable interest entities which are applicable depending on when the variable interest entity was created. The company does not expect FIN 46 to have a material impact on its financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

Critical Accounting Policies and Estimates

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments.

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $7,101,000 invested as of March 31, 2003. A 15% relative decrease in rates on our period-end investments would result in a negative annual impact of approximately $2,000 on our quarterly results of operations.

     We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,400,000 of such debt outstanding as of March 31, 2003. A 15% relative increase in interest rates on our period-end variable rate debt would result in a negative annual impact of approximately $1,000 on our quarterly results of operations.

Item 4. Controls and Procedures
------  -----------------------

     Within 90 days prior to the date of this quarterly report on Form 10-Q for the first quarter ended March 31, 2003, management carries out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, our Principal Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in the company's periodic SEC filings.

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

                      PART II  --  OTHER INFORMATION
                      -------      -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a)  Exhibits

          (99)  Additional Exhibits

                (i) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended March 31, 2003.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                       By /s/  DANIEL R. OUZTS
                                         ---------------------------------
                                         DANIEL R. OUZTS, Vice President
                                         (Finance), Principal Financial
                                         Officer and Treasurer

Dated:  May 12, 2003

                                CERTIFICATIONS

     I, Thomas K. Langbein, certify that:

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Thomas K.Langbein
Date: May 12, 2003                     -----------------------------------
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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Daniel R. Ouzts
Date: May 12, 2003                     -----------------------------------
                                       DANIEL R. OUZTS, Principal Financial
                                       Officer

                                     EXHIBIT INDEX

Exhibit No.
----------

     (99)  Additional Exhibits

           (i)   Certification of Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                Exhibit 99(i)

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Medicore, Inc. (the "Company") on Form 10-Q for the first quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Thomas K. Langbein, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Thomas K. Langbein
                                       -----------------------------------
                                       THOMAS K. LANGBEIN, Chief Executive
                                       Officer

Dated: May 12, 2003

                                                               Exhibit 99(ii)

                           CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                              AS ADOPTED PURSUANT TO
                  SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Medicore, Inc. (the "Company") on Form 10-Q for the first quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Daniel R. Ouzts, Principal Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Daniel R. Ouzts
                                       -----------------------------------
                                       DANIEL R. OUZTS, Principal Financial
                                       Officer

Dated: May 12, 2003