Form 10-Q
period 2003-06-30
MEDICORE INC
filed 2003-08-14
CIK 8643

FORM 10--Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [ ] or No [X]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,524,275 shares as of August 8, 2003.

                       MEDICORE, INC. AND SUBSIDIARIES

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2003 and June 30, 2002 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2003 and June 30, 2002.

     2) Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002.

     4) Notes to Consolidated Condensed Financial Statements as of June 30,
        2003.

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

                          MEDICORE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Revenues:
  Sales:
   Product sales                            $   225,024   $   220,685   $   434,781   $   461,720
   Medical service revenues                   7,423,946     6,315,478    14,161,897    11,803,523
                                            -----------   -----------   -----------   -----------
          Total sales                         7,648,970     6,536,163    14,596,678    12,265,243
  Other income                                  198,176       212,700       404,470       441,417
                                            -----------   -----------   -----------   -----------
                                              7,847,146     6,748,863    15,001,148    12,706,660
                                            -----------   -----------   -----------   -----------

Cost and expenses:
  Cost of sales:
   Cost of product sales                        143,015       140,284       274,106       286,850
   Cost of medical services                   4,516,757     3,717,051     8,719,370     7,111,712
                                            -----------   -----------   -----------   -----------
          Total cost of sales                 4,659,772     3,857,335     8,993,476     7,398,562
  Selling, general and administrative
      expenses                                2,739,020     2,159,305     5,242,792     4,221,543
  Provision for doubtful accounts               159,165       242,156       255,063       428,183
  Interest expense                               51,012        61,327       105,033       118,530
                                            -----------   -----------   -----------   -----------
                                              7,608,969     6,320,123    14,596,364    12,166,818
                                            -----------   -----------   -----------   -----------
Income before income taxes, minority
  interest and equity in affiliate earnings     238,177       428,740       404,784       539,842

Income tax provision                            163,086       166,087       274,351       237,823
                                            -----------   -----------   -----------   -----------

Income before minority interest and
  equity in affiliate earnings                   75,091       262,653       130,433       302,019

Minority interest in income of
 consolidated subsidiaries                      145,227       143,398       259,746       211,087

Equity in affiliate earnings                      6,214        13,621        21,633        60,325
                                            -----------   -----------   -----------   -----------

Net (loss) income                           $   (63,922)  $   132,876   $  (107,680)  $   151,257
                                            ===========   ===========   ===========   ===========

(Loss) earnings per share:
   Basic                                       $(.01)        $.02         $(.02)          $.02
                                               =====         ====         =====           ====
   Diluted                                     $(.01)        $.02         $(.02)          $.02
                                               =====         ====         =====           ====

See notes to consolidated condensed financial statements.

                          MEDICORE, INC. AND SUBSIDIARIES

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          June 30,   December 31,
                                                                            2003        2002(A)
                                                                        -----------   -----------
                                                                        (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                             $ 6,656,651   $ 8,080,903
  Accounts receivable, less allowance of $714,000 at
    June 30, 2003 and $842,000 at December 31, 2002                       4,897,671     3,571,847
  Note receivable                                                               ---     2,250,000
  Receivable from sale of Techdyne                                          384,253     1,100,000
  Inventories, less allowance for obsolescence of $99,000 at
    June 30, 2003 and $122,000 at December 31,2002                        1,406,876     1,146,610
  Prepaid expenses and other current assets                               1,937,604     2,542,654
  Deferred income taxes                                                     467,000       467,000
                                                                        -----------   -----------
          Total current assets                                           15,750,055    19,159,014

Property and equipment
  Land and improvements                                                   1,027,108     1,027,108
  Building and building improvements                                      3,233,564     3,222,663
  Equipment and furniture                                                 5,923,771     5,414,252
  Leasehold improvements                                                  2,877,888     2,730,162
                                                                        -----------   -----------
                                                                         13,062,331    12,394,185
  Less accumulated depreciation and amortization                          5,052,785     4,474,339
                                                                        -----------   -----------
                                                                          8,009,546     7,919,846
                                                                        -----------   -----------

Receivable from sale of Techdyne                                                ---       295,000
Other assets                                                              3,414,761       378,730
                                                                        -----------   -----------
Goodwill                                                                  2,291,333       923,140
                                                                        -----------   -----------
          Total other assets                                              5,706,094     1,596,870
                                                                        -----------   -----------
                                                                        $29,465,695   $28,675,730
                                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                      $ 1,172,315   $ 1,409,344
  Accrued expenses and other current liabilities                          3,777,162     2,828,823
  Current portion of long-term debt                                         580,000       614,362
                                                                        -----------   -----------
          Total current liabilities                                       5,529,477     4,852,529

Long-term debt                                                            2,392,645     2,727,105
Deferred income taxes                                                       744,000       744,000
Minority interest in subsidiaries                                         4,498,113     3,870,024
                                                                        -----------   -----------
          Total liabilities                                              13,164,235    12,193,658
                                                                        -----------   -----------

Commitments and Contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
     6,524,275 shares issued and outstanding at June 30, 2003;
     6,572,775 shares issued and outstanding at December 31,2002             65,242        65,727
  Capital in excess of par value                                         12,699,911    12,772,358
  Retained earnings                                                       3,536,307     3,643,987
                                                                        -----------   -----------
          Total stockholders' equity                                     16,301,460    16,482,072
                                                                        -----------   -----------
                                                                        $29,465,695   $28,675,730
                                                                        ===========   ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission in March, 2003.

See notes to consolidated condensed financial statements.

                          MEDICORE, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                        -------------------------
                                                                            2003        2002
                                                                            ----        ----
Operating activities:
  Net (loss) income                                                     $  (107,680)  $   151,257
  Adjustments to reconcile net income
     to net cash used in operating activities:
   Depreciation                                                             597,555       548,746
   Amortization                                                               1,157         2,323
   Bad debt expense                                                         255,063       428,183
   Inventory obsolescence provision (credit)                                (23,394)          ---
   Minority interest                                                        259,746       211,087
   Equity in affiliate earnings                                             (21,633)      (60,325)
   Stock and option compensation                                              4,667         3,751
   Increase (decrease) relating to operating activities from:
       Accounts receivable                                               (1,580,887)     (333,278)
       Inventories                                                         (236,872)        5,288
       Prepaid expenses and other current assets                            149,307      (513,861)
       Accounts payable                                                    (237,029)     (508,787)
       Accrued expenses and other current liabilities                       378,339       273,194
       Income taxes payable                                                     ---    (2,322,736)
                                                                        -----------   -----------
          Net cash used in operating activities                            (561,661)   (2,115,158)
                                                                        -----------   -----------

Investing activities:
  Additions to property and equipment, net of minor disposals              (659,269)     (475,568)
  Distributions from affiliate                                               77,000           ---
  Loans to physician affiliates                                            (150,000)          ---
  Earn-out payment on sale of Techdyne                                    1,010,747     1,105,000
  Purchase of minority interests in subsidiaries                           (670,000)          ---
  Capital contributions by subsidiaries' minority members                   141,588         8,570
  Acquisition of dialysis center                                            (75,000)     (550,000)
  Other assets                                                                5,181        15,768
                                                                        -----------   -----------
          Net cash (used in) provided by investing activities              (319,753)      103,770
                                                                        -----------   -----------

Financing activities:
  Line of credit net (payments) borrowings                                  (79,157)       56,627
  Payments on long-term borrowings                                         (289,665)     (174,942)
  Repurchase of company stock                                               (66,611)          ---
  Exercise of subsidiary stock options                                       11,250           ---
  Distribution to subsidiaries' minority members                           (118,655)          ---
                                                                        -----------   -----------
          Net cash used in financing activities                            (542,838)     (118,315)
                                                                        -----------   -----------

Decrease in cash and cash equivalents                                    (1,424,252)   (2,129,703)

Cash and cash equivalents at beginning of period                          8,080,903    10,359,372
                                                                        -----------   -----------

Cash and cash equivalents at end of period                              $ 6,656,651   $ 8,229,669
                                                                        ===========   ===========

See notes to consolidated condensed financial statements.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

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

Accrued Expenses

     Accrued expenses is comprised as follows:


                                              June 30,    December 31,
                                            -----------   -----------
                                                2003          2002
                                                ----          ----
Accrued compensation                        $   736,768   $   909,763
Due to insurance companies                    1,425,032     1,271,235
Payable subsidiaries' minority
   interests acquisition                        670,000           ---
Insurance premiums payable                      318,154        65,544
Other                                           627,208       582,281
                                            -----------   -----------
                                            $ 3,777,162   $ 2,828,823
                                            ===========   ===========

Vendor Concentration

     The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 36% and 37% of medical service cost of sales for the three months and six months ended June 30, 2003 and 34% and 33% for the same periods of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 27% and 28% of medical service revenues for the three months and six months ended June 30, 2003 and 25% and 24% for the same periods of the preceding year.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Advertising Costs

     The company expenses advertising costs as incurred. Advertising expenses amounted to $9,000 and $54,000 for the three months and six months ended June 30, 2003 and $5,000 and $22,000 for the same periods of the preceding year.

Other Income

     Other income is comprised as follows:

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Interest income                             $   26,505    $   87,656    $   64,116    $  177,384
Rental income                                   83,247        73,599       157,248       146,169
Management fee income                           79,175        42,985       152,235        94,145
Other                                            9,249         8,460        30,871        23,719
                                            ----------    ----------    ----------    ----------
                                            $  198,176    $  212,700    $  404,470    $  441,417
                                            ==========    ==========    ==========    ==========

Earnings Per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations.

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net (loss) income, numerator-basic
    computation                             $  (63,922)   $  132,876    $ (107,680)   $  151,257
Adjustment due to subsidiaries'
    dilutive securities                        (11,711)      (23,886)      (20,560)      (33,320)
                                            ----------    ----------    ----------    ----------
Net (loss) income as adjusted,
    numerator-diluted computation           $  (75,633)   $  108,990    $ (128,240)   $  117,937
                                            ==========    ==========    ==========    ==========
Weighted average shares-denominator
    basic computation                        6,551,775     6,600,275     6,558,548     6,600,275
Effect of dilutive stock options
Weighted average shares, as adjusted-
    denominator diluted computation                ---       194,738           ---       153,253
                                            ----------    ----------    ----------    ----------
                                             6,551,775     6,795,013     6,558,548     6,753,528
                                            ==========    ==========    ==========    ==========

(Loss) earnings per share:
Basic                                          $(.01)        $.02          $(.02)        $.02
                                               =====         ====          =====         ====
Diluted                                        $(.01)        $.02          $(.02)        $.02
                                               =====         ====          =====         ====

     The company's potentially dilutive securities consist of stock options. See Note 5.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August, 2001 and June 2003, and the goodwill resulting from the company's acquisition of Georgia dialysis centers in April, 2002 and April 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142. See Note 10.

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

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net (loss) income, as reported              $  (63,922)   $  132,876    $ (107,680)   $  151,257
Stock-based employee compensation expense
  under fair value method, net of related
  tax effects                                   (9,433)       (8,227)      (18,866)      (13,854)
                                            ----------    ----------    ----------    ----------
Pro forma net (loss) income-basic
  computation                                  (73,355)      124,649      (126,546)      137,403
Subsidiary dilutive securities                 (11,711)      (23,886)      (20,560)      (33,320)
                                            ----------    ----------    ----------    ----------
Pro forma net (loss) income-diluted
  computation                               $  (85,066)   $  100,763    $ (147,106)   $  104,083
                                            ==========    ==========    ==========    ==========
(Loss) earnings per share:
Basic, as reported                            $(.01)         $.02         $(.02)         $.02
                                              =====          ====         =====          ====
Basic, pro forma                              $(.01)         $.02         $(.02)         $.02
                                              =====          ====         =====          ====
Diluted, as reported                          $(.01)         $.02         $(.02)         $.02
                                              =====          ====         =====          ====
Diluted, pro forma                            $(.01)         $.02         $(.02)         $.02
                                              =====          ====         =====          ====

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

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

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

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. FAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect FAS 150 to have a material impact on its results of operations, financial position or cash flows.

NOTE 2--Interim Adjustments

     The financial summaries for the three months and six months ended June 30, 2003 and June 30, 2002, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's latest annual report for the year ended December 31, 2002.

NOTE 3--Long-Term Debt

     The company's medical products division had a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit was secured by the accounts receivable and inventory of the company's medical products division and had an outstanding balance of approximately $79,000 at December 31, 2002. The line of credit and accrued interest were paid off in January, 2003, prior to the scheduled January 22, 2003, maturity. The company did not renew this line of credit.

     Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter which is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding balance of $649,000 at June 30, 2003, and $662,000 at December 31, 2002.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 3--Long-Term Debt--(Continued)

     In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest having commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $734,000 at June 30, 2003, and $753,000 at December 31, 2002.

     The Dialysis Corporation of America equipment purchase agreement provides financing for kidney dialysis machines for Dialysis Corporation of America's dialysis facilities. Payments under the agreement pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,589,000 at June 30, 2003, and $1,844,000 at December 31, 2002.

     The prime rate was 4.00% as of June 30, 2003, and 4.25% at December 31,
2002.

     Interest payments on debt amounted to approximately $42,000 and $86,000 for the three months and six ended June 30, 2003, and $35,000 and $84,000 for the same periods of the preceding year.

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

     Income tax payments were approximately $139,000 and $336,000 for the three months and six months ended June 30, 2003, and $122,000 and $2,580,000 for the same periods of the preceding year.

NOTE 5--Stock Options

     On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. 2,000 shares have been issued under this Plan.

     Options for 25,000 shares issued as a finder's fee in January, 2000, were exercisable at $3.00 per share through January 31, 2002, and were extended through January 31, 2003, in connection with which the company recognized an expense of approximately $4,000 during 2002. These options expired unexercised.

     On July 27, 2000, the company granted 820,000 five-year non-qualified stock options under its 1989 Stock Option Plan to officers, directors and employees of the company and its subsidiaries. The options are exercisable at $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled due to employee terminations and resignations, and in June, 2001, 115,000 options were exercised leaving 689,000 options outstanding at June 30, 2003.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 5--Stock Options--(Continued)

     As part consideration for a May, 2003, consulting agreement, the company granted a stock option for 200,000 shares of common stock exercisable at $2.50 for two years which has a valuation pursuant to a Black-Scholes computation of $56,000. This amount is being amortized over the one year life of the consulting agreement commencing June, 2003, with $4,661 expensed during the 2nd quarter of 2003. If the agreement is terminated by the company, the option must be exercised within six months of such termination. See Note 6.

     In June, 1998, Dialysis Corporation of America's board of directors granted an option under its now expired 1995 Stock Option Plan to a board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. This option was exercised in June, 2003.

     In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April, 2000, the 340,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The board of Dialysis Corporation of America extended the maturity date of the notes to April 20, 2004. In March, 2003, 77,857 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002, leaving 322,143 options outstanding as of June 30, 2003.

     In January, 2001, Dialysis Corporation of America's board of directors granted to Dialysis Corporation of America's President an option for 165,000 shares exercisable at $1.25 per share for five years from vesting with 33,000 options vesting each January 1, the vesting having commenced in 2001.

     In September, 2001, Dialysis Corporation of America's board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006, to certain officers, directors and key employees. 15,000 of the options were non-qualified and vested immediately and the remaining 60,000 options were incentive with 15,000 options vesting each September 5, which vesting commenced September 5, 2002. In March, 2003, 1,785 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002, leaving 73,215 options outstanding as of June 30, 2003.

     In March, 2002, Dialysis Corporation of America's board of director's granted a five-year incentive option for 30,000 shares exercisable at $3.15 per share through February 28, 2007, to an officer. The option vests 7,500 shares each February 28 from 2003 through 2006.

     In May, 2002, Dialysis Corporation of America's board of directors granted a total of 10,500 five-year incentive options to employees of which 6,500 remain outstanding at June 30, 2003. Most options are for 500 shares of common stock of Dialysis Corporation of America, with one option for 1,500 shares of common stock. All options are exercisable at $4.10 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 4,000 shares have been cancelled.

     In June, 2003, Dialysis Corporation of America's board of directors granted a five-year incentive stock option for 25,000 shares exercisable at $3.60 per share through June 3, 2008, to an officer. The options vest 6,250 shares each June 4 from 2004 through 2007.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 6--Commitments and Contingencies

     Effective January, 2003, the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions, and to allow employees to elect to have a portion of bonus payments contributed.

     The Company entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of an option for 200,000 shares of common stock. The agreement is cancelable at any time by the company. Two of the partners of the investment relations firm together with Thomas K. Langbein, our Chief Executive Officer and President, in June, 2003 became three of the five directors of Xandros, Inc., a majority owned subsidiary of Linux Global Partners, Inc., a private Linux software company to which our company made loans and holds an approximately 14% interest. Mr. Langbein resigned his positions with Xandros on August 12, 2003. See Notes 5 and 8.

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

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Medical products                            $   225,024   $   223,665   $   438,220   $   467,632
Medical services                              7,578,614     6,417,530    14,457,632    12,023,369
New technology                                      ---        52,223        15,000       102,223
Corporate                                        43,826        56,538        90,714       115,637
Elimination of corporate interest charge
     to medical services                           (318)          ---          (418)          ---
Elimination of medical services
     interest charge to corporate                   ---        (1,093)          ---        (2,201)
                                            -----------   -----------   -----------   -----------
                                            $ 7,847,146   $ 6,748,863   $15,001,148   $12,706,660
                                            ===========   ===========   ===========   ===========
BUSINESS SEGMENT PROFIT (LOSS)
Medical products                            $   (29,967)  $   (20,969)  $   (55,213)  $   (33,990)
Medical services                                473,552       550,829       851,826       790,926
New technology                                      ---        52,223        15,000       102,223
Corporate                                      (205,408)     (153,343)     (406,829)     (319,317)
                                            -----------   -----------   -----------   -----------
                                            $   238,177   $   428,740   $   404,784   $   539,842
                                            ===========   ===========   ===========   ===========

NOTE 8--Investment

     During the period January, 2000 through December, 2002, the company made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies which recently initiated the marketing of a Linux desktop software system. In conjunction with the original loan the company acquired an ownership interest in Linux Global Partners. In consideration for extending the due date on the loans on several occasions the company received additional shares of Linux Global Partners' common stock and

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 8--Investment--(Continued)

presently owns approximately 14% of Linux Global Partners. Dialysis Corporation of America also has an ownership interest in Linux Global Partners of approximately 2%.

     Interest on the notes amounted to approximately $15,000 during 2003 (through January 24, 2003) and $52,000 and $102,000 for the three months and six months ended June 30, 2002. Interest receivable on the notes from Linux Global Partners amounted to approximately $492,000 at December 31, 2002, and was included in prepaid expenses and other current assets.

     The unpaid loans and accrued interest were satisfied through the company's foreclosure of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock, part of the collateral for the Linux Global Partners indebtedness. Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Xandros failed to make the payment resulting in the company, as the next highest bidder, obtaining the preferred stock and keeping Xandros' good faith deposit in satisfaction of the indebtedness due from Linux Global Partners. As of June 30, 2003, the company had a combined cost basis in the Linux related investments of approximately $2,900,000, which is included in other assets. The company sold the preferred stock in August, 2003. See Note 13.

NOTE 9--Stock Repurchases

     In December, 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding
common stock based on current market prices.   The company repurchased 48,500
shares for approximately $70,000 during the first quarter of 2003.

NOTE 10--Acquisitions

     In August, 2001, Dialysis Corporation of America acquired the 30% minority interest in one of its Georgia dialysis centers, giving Dialysis Corporation of America a 100% ownership interest in that subsidiary. 50% of the purchase price was paid in August, 2001, with the balance paid in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the purchase price over the fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based largely on the profitability of this center. The party from whom Dialysis Corporation of America acquired the minority interest is the medical director of another of Dialysis Corporation of America's subsidiaries. See Note 1.

     In April, 2002, Dialysis Corporation of America acquired a Georgia dialysis center. This transaction resulted in $400,000 goodwill representing the excess of the purchase price over the fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

     During the second quarter of 2003, Dialysis Corporation of America acquired the assets of a Georgia dialysis center and the 30% minority interests in two of its Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004.
These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make evaluation of these dialysis center's operations was based on the expectation of profitability resulting from its management's 30% evaluation of these dialysis centers.
The party from whom the 30% minority interests were purchased was the medical director of one of the facilities and is the medical director of three other of Dialysis Corporation of America's Georgia dialysis facilities. See Note 1.

                          MEDICORE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 11--Related Party Transactions

     The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland, LLC. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% interest and this physician's companies having a combined 48.7% ownership in DCA of Vineland. See Note 12.

     In July, 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

NOTE 12--Loan Transactions

     Dialysis Corporation of America customarily funds the establishment and operations of its dialysis facilities, usually until they become self-sufficient, without any formalized loan documents, except in limited instances, including those subsidiaries in which Dialysis Corporation of America's medical directors hold interests ranging from 20% to 49%. The operating agreements for Dialysis Corporation of America's subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by Dialysis Corporation of America, exclusive of any tax payment distributions. One loan is with DCA of Vineland, LLC. In April, 2000, a company owned by our Vineland medical director, acquired an interest in DCA of Vineland, LLC for $203,000, which was applied to reduce the loan, which loan at June 30, 2003, reflected a principal indebtedness of approximately $482,000. See Note 11.

NOTE 13--Subsequent Events

     In July, 2003, the company and its former subsidiary, Viragen, Inc., reached an agreement pursuant to mediation proceedings following the company's obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed the company under a royalty agreement with Viragen. Viragen agreed to remit $30,000 each on August 1, 2003, August 1, 2004 and August 1, 2005, with interest at 5% on the 2004 and 2005 payments. Viragen also agreed to commence remitting the quarterly royalty payments due under royalty agreement. Viragen remitted the $30,000 payment due August 1, 2003.

     In August, 2003, the company sold the preferred stock it acquired under a foreclosure sale, which securities previously collateralized amounts owed the company by Linux Global Partners, for approximately $3,541,000 cash proceeds, with an additional approximately $805,000 placed in escrow, with one-half of the escrowed funds to be released to the company in one year and the other one-half in two years, pending fulfillment of certain conditions. See Note 8. The cost basis of the shares at January, 2003, the date of the foreclosure sale, was approximately $2,800,000 exclusive of costs and expenses.

NOTE 14--Techdyne Earn-out Payment

     In April, 2003, the company received the second earn-out payment of approximately $1,011,000 under its April, 2001, agreement with Simclar International pursuant to which the company sold its 71.3% interest in Techdyne to Simclar in June, 2001, for $10,000,000 with three years of earn-outs based on 3% of Techdyne's consolidated net sales with a $2,500,000 minimum and a $5,000,000 maximum earn-out. The remaining unpaid balance from the minimum $2,500,000 earn-out of approximately $384,000 is reflected as a current receivable.

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

     The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that Dialysis Corporation of America will not be required to restructure its practices and will not experience material adverse effects as a result of any such challenges or changes. Dialysis Corporation of America has developed a Corporate Integrity Program to assure the dialysis operations provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.

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

Results of Operations

     Consolidated revenues, increased by approximately $1,098,000 (16%) and $2,294,000 (18%) for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. Sales revenues increased by approximately $1,113,000 (17%) and $2,331,000 (19%) compared to the same periods of the preceding year.

     Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income decreased approximately $15,000 and $37,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. Interest income decreased approximately $61,000 and $113,000 largely due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners (see Notes 8 and 13 to "Notes to Consolidated Condensed Financial Statements"). Management fee income, which includes income related to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated Georgia dialysis center effective September, 2002, increased approximately $36,000 and $58,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. For those same periods compared to last year, rental income increased approximately $9,000 and $11,000, and miscellaneous other income increased by approximately $1,000 and $7,000. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues increased approximately $4,000 (2%) for the three months June 30, 2003 and decreased approximately $27,000 (6%) for the six months ended June 30, 2003, compared to the same periods of the preceding year. Management is continuing its efforts to be more competitive in lancet sales through overseas purchases and expansion of its customer base. The medical products division expanded its product line with several diabetic disposable products; however, demand to date for these products continues to be less than anticipated. No assurance can be given that efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $1,108,000 (18%) and $2,358,000 (20%) for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. This increase reflects increased revenues of approximately $499,000 and $1,237,000 for our Pennsylvania dialysis centers, decreased revenues of approximately $7,000 and $110,000 for our New Jersey centers reflecting termination of our two New Jersey acute care contracts; increased revenues of approximately $58,000 and $627,000 for our Georgia centers, $409,000 and $456,000 revenues for our new Maryland center, and $149,000 and $175,000 revenues for our new Ohio center. Revenues for the prior year included $27,000 consulting fees during the first quarter of 2003.

     Cost of goods sold as a percentage of consolidated sales amounted to 61% and 62% for the three months and six months ended June 30, 2003, compared to 59% and 60% for the same periods of the preceding year.

     Cost of goods sold for the medical products division as a percentage of sales was 64% and 63%, for the three months and six months ended June 30, 2003. compared to 64% and 62% for the same periods of the preceding year. Changes in cost of goods sold for this division largely resulted from a change in product mix.

     Cost of medical services sales as a percentage of sales amounted to 61% and 62% for the three months and six months ended June 30, 2003, and 59% and 60% for the same periods of the preceding year largely due to cost related to treatments at new centers prior to Medicare approval for which there are no corresponding medical service revenues. Approximately 27% and 28% of our medical services revenues for the three months and six months ended June 30, 2003, and 25% and 24% for the same periods of the preceding year were from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

     Selling, general and administrative expenses, increased $580,000 and $1,021,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Maryland and Ohio and the Georgia dialysis center we acquired in April, 2003, as well as the cost of additional support personnel for Dialysis Corporation of America. As a percent of consolidated sales revenue, selling, general and administrative expenses amounted to 36% for the three months and six months ended June 30, 2003, compared to 33% and 34% for the same periods of the preceding year which includes expenses of new dialysis centers incurred prior to Medicare approval for which there are no corresponding sales revenues.

     Provision for doubtful accounts decreased approximately $83,000 and $173,000, for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. The provision amounted to 2% of sales for the three months and six months ended June 30, 2003, compared to 4% and 3% for the same periods of the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of uncollectible accounts from our Medicare cost report filings. The provision for doubtful accounts of our medical services operation, which is the primary component of our provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables with doubtful accounts reserved for in the allowance for doubtful accounts until they are written off or collected.

     Although operations of additional dialysis centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations. Dialysis Corporation of America opened its 13th and 14th dialysis centers in Ohio and Maryland in February, 2003, and acquired another center in Georgia in April, 2003. The new centers, as anticipated, adversely impacted net income for the three and six month periods ended June 30, 2003, for the medical services division. Dialysis Corporation of America presently has five additional dialysis facilities in the initial development stages of which one is under construction, with ongoing negotiations for other facilities. As the medical services division progresses, we expect growth in revenues, but a short term negative effect on net income based on expenses and development stage issues. Also negatively impacting net income of the medical services division was an atypical occurrence of closing a dialysis center in Georgia.

     Interest expense decreased by approximately $10,000 and $13,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year reflecting lower interest rates on variable rate debt and reduced average borrowings. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The prime rate was 4.00% at June 30, 2003, and 4.25% at December 31,
2002.

     Equity in affiliate earnings represents equity in the earnings incurred by Dialysis Corporation of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest.

Liquidity and Capital Resources

     Working capital totaled $10,221,000 at June 30, 2003, which reflects a decrease of $4,086,000 (29%) during the first half of 2003, including reclassification of approximately $2,800,000 of a note receivable from Linux Global Partners and related accrued interest and foreclosure expenses, to other assets. See Notes 8 and 13 to "Notes to Consolidated Condensed Financial Statements." The change in working capital also included a decrease in cash of $1,424,000 including net cash used in operating activities of $562,000, net cash used in investing activities of $320,000 (including additions to property, plant and equipment of $659,000, the second earn-out payment on the sale of Techdyne of $1,011,000, a $670,000 subsidiaries' minority interests acquisition payment, a $75,000 payment for acquisition of a dialysis center, $150,000 loans to physician affiliates, $142,000 capital contributions by subsidiaries' minority members, and $77,000 distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate) and net cash used in financing activities of $543,000 (including net line of credit payments of $79,000, payments on long-term debt of $290,000, repurchase of stock of approximately $67,000, and $119,000 distributions to subsidiaries' minority members).

     In January, 2003, we executed on certain of the collateral securing the Linux Global Partners' indebtedness, resulting in our company acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, for which we received $3,541,000 with an additional $805,000 placed in escrow. See Notes 8 and 13 to "Notes to Consolidated Condensed Financial Statements."

     In May, 2003, we entered into a one-year public relations consulting agreement with an investment relations firm, which agreement we can terminate at any time. The agreement provides for a $4,000 monthly fee and issuance of an option for 200,000 shares of common stock. Mr. Langbein held executive and director positions with Xandros, Inc. a subsidiary of Linux Global Partners, for a couple of months until his resignation on August 12, 2003. See Notes 5 and 6 to "Notes to Consolidated Condensed Financial Statements."

     In July, 2003, pursuant to a mediation agreement following our partial summary judgment against our former subsidiary, Viragen, Inc. agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003. Additional $30,000 payments are due August 1, 2004 and 2005, and royalty payments are to be made pursuant to the royalty agreement. See Note 13 to "Notes to Consolidated Condensed Financial Statements."

     In April, 2003, the company received the second earn-out payment on the June, 2001, sale of its interest in Techdyne. We have collected approximately $2,116,000 of the $2,500,000 minimum ear-out. See Note 14 to "Notes to Consolidated Condensed Financial Statements."

     In December, 2002, the company announced its intent to purchase up to 1,000,000 shares of its outstanding common stock based on then current market prices. The company repurchased and cancelled 48,500 shares of its outstanding common stock at a cost of approximately $67,000 during the first quarter of 2003.

     Dialysis Corporation of America has a loan secured by a mortgage on its real property in Easton, Maryland with an outstanding balance of $649,000 at June 30, 2003, and $662,000 at December 31, 2002. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $734,000 at June 30, 2003, and $753,000 at December 31, 2002. Dialysis Corporation of America has an equipment financing agreement for kidney dialysis machines for its facilities with an outstanding balance of $1,589,000 at June 30, 2003 and $1,844,000 at December 31, 2002. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to continue expanding our operations primarily through construction of new centers. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     We are expanding our outpatient dialysis treatment facilities and inpatient dialysis care. We have opened two new facilities in February, 2003, and acquired one in April, 2003. See "Results of Operations" above. We also acquired the 30% minority interests in two of our Georgia dialysis centers. See Note 10 to "Notes to Consolidated Condensed Financial Statements." Such expansion requires capital. Although we presently have the capital and financing capabilities for the current rate of expansion, no assurance can be given that we will be successful in implementing our growth strategy or that additional financing will be available to support such expansion.

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

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which is effective for financial instruments entered into or modified after May 31, 2003. The company does not expect FAS 150 to have a material impact on its results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for Dialysis Corporation of America's patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers and patients and their insurance carriers to make their required payments, which would have an adverse effect on cash flows and our results of operations. Therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

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

     Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

     Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment changes for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $6,496,000 invested as of June 30, 2003. A 15% relative decrease in rates on our period-end investments would result in a negative annual impact of approximately $2,000 on our results of operations for the first half of 2003.

     We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,340,000 of such debt outstanding as of June 30, 2003. A 15% relative increase in interest rates on our period-end variable rate debt would result in a negative annual impact of approximately $2,000 on our results of operations for the first half of 2003.

Item 4. Controls and Procedures

     As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, who is also our Principal Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that it files under the

Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President and our Vice President of Finance and Principal Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in the company's periodic SEC filings.

     There were no significant changes in internal controls over financial reporting during our most recent fiscal quarter, or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                              PART II  --  OTHER INFORMATION
                              ------------------------------

Item 1.  Legal Proceedings
------   -----------------

     The litigation initiated by the company in August, 2002, against its former subsidiary, Viragen, Inc., in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida, for breach of a royalty agreement relating to sales by Viragen and its affiliates of licensed products, including interferon and all products or any substance or group of substances which involve or include interferon, has been settled. The mediation settlement agreement provides:

     o Viragen (which includes affiliates) agrees to our construction of the royalty agreement as confirmed by the court

     o Viragen shall pay royalties to us on sales of all products containing interferon as defined in the royalty agreement, regardless of whether the products are developed by Viragen or any subsidiaries, affiliates or affiliated companies acquired in the future

     o Viragen paid us $30,000 on August 1, 2003

     o Viragen agreed to pay us $30,000, plus 5% interest on $60,000 by August 1, 2004

     o Viragen agreed to pay us $30,000, plus 5% interest on $30,000 by August 1, 2005

     The litigation was dismissed with prejudice except to enforce the terms of the settlement.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits

         (31) Rule 13a-14(a)/15d-14(a) Certifications

              (i) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

              (ii) Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         (32) Section 1350 Certifications

              (i) Certification of Chief Executive Officer and Principal
                  Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended June 30, 2003.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.
                                          /s/ Daniel R. Ouzts
                                       By ---------------------------
                                          DANIEL R. OUZTS, Vice President
                                          (Finance), Principal
                                          Financial Officer and Treasurer

Dated:  August 14, 2003

                                 EXHIBIT INDEX

Exhibit No.
-----------

(31) Rule 13a-14(a)/15d-14(a) Certifications

     (i) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

     (ii) Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

(32) Section 1350 Certifications

     (i) Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                                CERTIFICATIONS

     I, Thomas K. Langbein, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of Medicore, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and internal weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                             /s/ Thomas K. Langbein
Date: August 14, 2003        ------------------------------
                             THOMAS K. LANGBEIN, Chief Executive Officer
                             and President

                                  CERTIFICATIONS

     I, Daniel R. Ouzts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of Medicore, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and internal weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                         /S/ Daniel R. Ouzts
Date: August 14, 2003    ----------------------------------
                         DANIEL R. OUZTS, Principal Financial Officer

                                                                Exhibit 99(i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        AND PRINCIPAL FINANCIAL OFFICER
    PURSUANT TO SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934 AND
                             18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Medicore, Inc. (the "Company") on Form 10-Q for the second quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), the undersigned, Thomas K. Langbein, Chief Executive Officer and President of the Company, and Daniel R. Ouzts, Vice President (Finance) and Principal Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                             /s/ Thomas K. Langbein
                             ------------------------------
                             THOMAS K. LANGBEIN, Chief Executive Officer
                             and President

                             /s/ Daniel R. Ouzts
                             ------------------------------
                             DANIEL R. OUZTS, Vice President (Finance) and Principal Financial Officer

Dated: August 14, 2003