Form 10-Q
period 2003-09-30
MEDICORE INC
filed 2003-11-10
CIK 8643

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [ ] or No [x]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,524,275 shares as of October 31, 2003.

                      MEDICORE, INC. AND SUBSIDIARIES

                                   INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 2003 and September 30, 2002 include the accounts of the Registrant and all its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 2003 and September 30, 2002.

     2) Consolidated Condensed Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.

     3) Consolidated Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003 and September 30, 2002.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2003 (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------  ----------------------------------------------------------

Item 4. Controls and Procedures
------  -----------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 5. Other Information
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                       PART I  --  FINANCIAL INFORMATION
                       ---------------------------------

Item 1. Financial Statements
------  ---------------------

                      MEDICORE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Revenues:
  Sales:
   Product sales                            $   189,703   $   215,550   $   624,484   $   677,270
   Medical service revenues                   7,535,530     6,698,140    21,697,427    18,501,663
                                            -----------   -----------   -----------   -----------
          Total sales                         7,725,233     6,913,690    22,321,911    19,178,933
  Other income                                  226,042       208,350       630,512       649,767
  Gain on sale of securities                    784,005           ---       784,005           ---
                                            -----------   -----------   -----------   -----------
                                              8,735,280     7,122,040    23,736,428    19,828,700

Cost and expenses:
  Cost of sales:
   Cost of product sales                        115,275       114,927       389,381       401,777
   Cost of medical services                   4,706,470     3,980,171    13,425,840    11,091,883
                                            -----------   -----------   -----------   -----------
          Total cost of sales                 4,821,745     4,095,098    13,815,221    11,493,660
  Selling, general and administrative
      expenses                                3,207,620     2,194,045     8,450,411     6,415,588
  Provision for doubtful accounts                 3,424       184,183       258,487       612,366
  Interest expense                               50,103        69,618       155,136       188,148
                                            -----------   -----------   -----------   -----------
                                              8,082,892     6,542,944    22,679,255    18,709,762
                                            -----------   -----------   -----------   -----------

Income before income taxes, minority
  interest and equity in affiliate
  earnings (loss)                               652,388       579,096     1,057,173     1,118,938

Income tax provision                            252,920       221,307       527,271       459,130
                                            -----------   -----------   -----------   -----------

Income before minority interest and equity
  in affiliate earnings (loss)                  399,468       357,789       529,902       659,808

Minority interest in income of
  consolidated subsidiaries                     177,962       179,168       437,708       390,255

Equity in affiliate earnings (loss)               8,687        (2,232)       30,320        58,093
                                            -----------   -----------   -----------   -----------

Net income                                  $   230,193   $   176,389   $   122,514   $   327,646
                                            ===========   ===========   ===========   ===========

Earnings per share:
   Basic                                        $.04          $.03          $.02          $.05
                                                ====          ====          ====          ====
   Diluted                                      $.03          $.02          $.01          $.04
                                                ====          ====          ====          ====

See notes to consolidated condensed financial statements.

                       MEDICORE, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       September 30,  December 31,
                                                                            2003       2002(A)
                                                                        -----------   -----------
                                                                        (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                             $10,789,397   $ 8,080,903
  Accounts receivable, less allowance of
    $743,000 at September 30, 2003 and
    $842,000 at December 31, 2002                                         4,507,946     3,571,847
  Note receivable                                                               ---     2,250,000
  Receivable from sale of Techdyne                                          384,253     1,100,000
  Inventories, less allowance for obsolescence
    of $90,000 at September 30, 2003 and
    $122,000 at December 31,2002                                          1,275,982      ,146,610
  Prepaid expenses and other current assets                               1,991,687     2,542,654
  Deferred income taxes                                                     467,000       467,000
                                                                        -----------   -----------
          Total current assets                                           19,416,265    19,159,014
                                                                        -----------   -----------

Property and equipment
  Land and improvements                                                   1,027,108     1,027,108
  Building and building improvements                                      3,233,024     3,222,663
  Equipment and furniture                                                 6,059,610     5,414,252
  Leasehold improvements                                                  3,007,926     2,730,162
                                                                        -----------   -----------
                                                                         13,327,668    12,394,185
  Less accumulated depreciation and amortization                          5,365,744     4,474,339
                                                                        -----------   -----------
                                                                          7,961,924     7,919,846
                                                                        -----------   -----------

Receivable from sale of Techdyne                                                ---       295,000
Other assets                                                                643,350       378,730
Goodwill                                                                  2,291,333       923,140
                                                                        -----------   -----------
          Total other assets                                              2,934,683     1,596,870
                                                                        -----------   -----------
                                                                        $30,312,872   $28,675,730
                                                                        ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                      $ 1,133,945   $ 1,409,344
  Accrued expenses and other current liabilities                          4,397,524     2,828,823
  Current portion of long-term debt                                         602,000       614,362
                                                                        -----------   -----------
          Total current liabilities                                       6,133,469     4,852,529
                                                                        -----------   -----------

Long-term debt                                                            2,237,832     2,727,105
Deferred income taxes                                                       744,000       744,000
Minority interest in subsidiaries                                         4,674,620     3,870,024
                                                                        -----------   -----------
          Total liabilities                                              13,789,921    12,193,658
                                                                        -----------   -----------

Commitments and Contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
   6,524,275 shares issued and outstanding at September 30, 2003;
   6,572,775 shares issued and outstanding at December 31,2002               65,242        65,727
  Capital in excess of par value                                         12,691,208    12,772,358
  Retained earnings                                                       3,766,501     3,643,987
                                                                        -----------   -----------
          Total stockholders' equity                                     16,522,951    16,482,072
                                                                        -----------   -----------
                                                                        $30,312,872   $28,675,730
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

                      MEDICORE, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                            2003          2002
                                                                            ----          ----
Operating activities:
  Net income                                                            $   122,514   $   327,646
  Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation                                                           910,514       838,705
     Amortization                                                             1,735         3,485
     Bad debt expense                                                       258,487       612,366
     Inventory obsolescence provision (credit)                              (15,260)      (20,000)
     Minority interest                                                      437,707       390,255
     Equity in affiliate (earnings) loss                                    (30,320)      (58,093)
     Stock option expense                                                    18,668         3,750
     Gain on sale of securities                                            (784,005)          ---
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                               (1,194,586)     (511,253)
       Inventories                                                         (114,112)     (152,922)
       Prepaid expenses and other current assets                             75,369      (707,202)
       Accounts payable                                                    (275,399)     (752,653)
       Accrued expenses and other current liabilities                       998,701       632,308
       Income taxes payable                                                     ---    (2,211,497)
                                                                        -----------   -----------
          Net cash provided by (used in) operating activities               410,013    (1,605,105)
                                                                        -----------   -----------

Investing activities:
  Additions to property and equipment, net of minor disposals              (924,606)     (531,110)
  Proceeds from sale of securities                                        3,541,081           ---
  Distributions from affiliate                                               77,000           ---
  Notes receivable                                                              ---      (110,000)
  Loans to physician affiliates                                            (150,000)          ---
  Earn-out payment on sale of Techdyne                                    1,010,747     1,105,000
  Purchase of minority interests in subsidiaries                           (670,000)     (300,000)
  Capital contributions by subsidiaries' minority members                   202,382         8,570
  Acquisition of dialysis center                                            (75,000)     (550,000)
  Other assets                                                                4,527        17,999
                                                                        -----------   -----------
          Net cash provided by (used in) investing activities             3,016,131      (367,541)
                                                                        -----------   -----------

Financing activities:
  Line of credit net payments                                               (79,157)      (83,373)
  Payments on long-term borrowings                                         (422,478)     (258,180)
  Repurchase of company stock                                               (66,610)      (10,745)
  Repurchase of stock by subsidiary                                         (42,000)          ---
  Exercise of subsidiary stock options                                       11,250           ---
  Distribution to subsidiaries' minority members                           (118,655)          ---
                                                                        -----------   -----------
          Net cash used in financing activities                            (717,650)     (352,298)
                                                                        -----------   -----------

Increase (decrease) in cash and cash equivalents                          2,708,494    (2,324,944)

Cash and cash equivalents at beginning of period                          8,080,903    10,359,372
                                                                        -----------   -----------

Cash and cash equivalents at end of period                              $10,789,397   $ 8,034,428
                                                                        ===========   ===========

See notes to consolidated condensed financial statements.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies

Consolidation

     The consolidated condensed financial statements include the accounts of Medicore, Inc., and Medicore's 61% owned subsidiary, Dialysis Corporation of America. Medicore and its subsidiaries are collectively referred to as the "company," "Medicore," "we," "us" or "our." All material intercompany accounts and transactions have been eliminated in consolidation. Dialysis Corporation of America has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

     Our principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

Revenue Recognition

     We follow the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Medical service revenues are recorded as services are rendered. Product sales are recorded pursuant to agreed upon shipping terms.

Accrued Expenses

     Accrued expenses is comprised as follows:

                                             September 30,    December 31,
                                                 2003             2002
                                             -----------      -----------
     Accrued compensation                    $ 1,361,380      $   909,763
     Due to insurance companies                1,536,101        1,271,235
     Payable subsidiaries' minority
       interests acquisition                     670,000              ---
     Insurance premiums payable                  242,243           65,544
     Other                                       587,800          582,281
                                             -----------      -----------
                                             $ 4,397,524      $ 2,828,823
                                             ===========      ===========

Vendor Concentration

     Our medical services segment purchases erythropoietin (EPO) from one supplier which comprised 37% of medical service cost of sales for the three months and nine months ended September 30, 2003 and 34% and 33% for the same periods of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 28% of medical service revenues for the three months and nine months ended September 30, 2003 and 27% and 25% for the same periods of the preceding year.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Advertising Costs

     We expense advertising costs as incurred. Advertising expenses amounted to $1,000 and $54,000 for the three months and nine months ended September 30, 2003 and $14,000 and $36,000 for the same periods of the preceding year.

Other Income

     Other income is comprised as follows:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Interest income                             $   28,766    $   86,080    $   92,882    $  263,464
Rental income                                   76,530        74,029       233,778       220,198
Management fee income                           81,581        40,884       233,816       135,029
Other                                           39,165         7,357        70,036        31,076
                                            ----------    ----------    ----------    ----------
                                            $  226,042    $  208,350    $  630,512    $  649,767
                                            ==========    ==========    ==========    ==========

Earnings Per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations.

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income, numerator-basic computation     $  230,193    $  176,389    $  122,514    $  327,646
Adjustment due to subsidiaries'
   dilutive securities                         (17,542)      (23,937)      (37,915)      (57,809)
                                             ----------    ----------    ----------    ----------
Net income as adjusted, numerator-diluted
   computation                              $  212,651    $  152,452    $   84,599    $  269,837
                                            ==========    ==========    ==========    ==========

Weighted average shares-denominator
   basic computation                         6,551,775     6,599,786     6,556,266     6,600,110
Effect of dilutive stock options               136,198        10,071        45,399       105,526
                                            ----------    ----------    ----------    ----------
Weighted average shares, as adjusted-
   denominator diluted computation           6,687,973     6,609,857     6,601,665     6,705,636
                                            ==========    ==========    ==========    ==========

Earnings per share:
Basic                                          $.04          $.03          $.02          $.05
                                               ====          ====          ====          ====
Diluted                                        $.03          $.02          $.01          $.04
                                               ====          ====          ====          ====

      The company's potentially dilutive securities consist of stock options. See Note 5.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from our acquisition of minority interests in August, 2001 and June, 2003, and the goodwill resulting from our acquisition of Georgia dialysis centers in April, 2002 and April, 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142. See Note 10.

Stock-Based Compensation

     We follow the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. We have adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company and Dialysis Corporation of America had accounted for employee stock options under the fair value method of that Statement.

     The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2002 and 2001, respectively and vesting during 2003: risk-free interest rate of 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of our common stock of 1.15 and 1.14, and a weighted-average expected life of 5 years and 4 years. See Note 5.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Our pro forma information, which includes the pro forma effects related to our interest in Dialysis Corporation of America pro forma adjustments, follows:

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income, as reported                     $   230,193   $   176,389   $   122,514   $   327,646

Stock-based employee compensation expense
   under fair value method, net of
   related tax effects                          (10,686)       (9,534)      (30,241)      (22,104)
Pro forma net income-basic computation          219,507       166,855        92,273       305,542
Subsidiary dilutive securities                  (17,542)      (23,937)      (26,332)      (57,809)
                                            -----------   -----------    ----------   -----------
Pro forma net income-diluted computation    $   201,965   $   142,918   $    65,941   $   247,733
                                            ===========   ===========   ===========   ===========

Earnings per share:
Basic, as reported                               $.04         $.03           $.02         $.05
                                                 ====         ====           ====         ====
Basic, pro forma                                 $.03         $.03           $.01         $.05
                                                 ====         ====           ====         ====
Diluted, as reported                             $.03         $.02           $.01         $.04
                                                 ====         ====           ====         ====
Diluted, pro forma                               $.03         $.02           $.01         $.04
                                                 ====         ====           ====         ====

New Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which addresses the accounting and reporting for costs associated with exit or disposal activities. FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on our results of operation, financial position or cash flows.

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations.

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee compensation and its effect on results of operations. We adopted the transition guidance and annual disclosure provisions of FAS 148 commencing 2002 and have adopted the interim disclosure provisions of FAS 148 commencing 2003. We are subject to the expanded disclosure requirements of FAS 148, but we do not expect FAS 148 to otherwise have a material impact on our consolidated results of operations, financial position or cash flows.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 1--Summary of Significant Accounting Policies--(Continued)

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect FIN 46 to have a material impact on our financial position or results of operations.

      In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. FAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect FAS 150 to have a material impact on our results of operations, financial position or cash flows.

NOTE 2--Interim Adjustments

      The financial summaries for the three months and nine months ended September 30, 2003 and September 30, 2002, are unaudited and include, in the opinion of our management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our latest annual report for the year ended December 31, 2002.

NOTE 3--Long-Term Debt

     Our medical products division had a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit was secured by the accounts receivable and inventory of our medical products division and had an outstanding balance of approximately $79,000 at December 31, 2002. The line of credit and accrued interest were paid off in January, 2003, prior to the scheduled January 22, 2003, maturity. We did not renew this line of credit.

     Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with annual interest accruing at the following rates: 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter. The loan is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to interest-only monthly payments through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding balance of $643,000 at September 30, 2003, and $662,000 at December 31, 2002.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 3--Long-Term Debt--(Continued)

     In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest having commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $725,000 at September 30, 2003, and $753,000 at December 31, 2002.

     Dialysis Corporation of America has an equipment purchase agreement which provides financing for kidney dialysis machines for Dialysis Corporation of America's dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,472,000 at September 30, 2003, and $1,844,000 at December 31, 2002.

     The prime rate was 4.00% as of September 30, 2003, and 4.25% at December 31, 2002.

     Interest payments on debt amounted to approximately $59,000 and $145,000 for the three months and nine months ended September 30, 2003, and $112,000 and $196,000 for the same periods of the preceding year.

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

     Income tax payments were approximately $268,000 and $604,000 for the three months and nine months ended September 30, 2003, and $149,000 and $2,788,000 for the same periods of the preceding year.

NOTE 5--Stock Options

     On May 6, 1996, we adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. 2,000 shares have been issued under this Plan.

     Options for 25,000 shares issued as a finder's fee in January, 2000, were exercisable at $3.00 per share through January 31, 2002, and were extended through January 31, 2003, in connection with which we recognized an expense of approximately $4,000 during 2002. These options expired unexercised.

     On July 27, 2000, we granted, under our 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and our subsidiaries. The options are exercisable at $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled due to employee terminations and resignations, and in June, 2001, 115,000 options were exercised leaving 689,000 options outstanding at September 30, 2003. In September, 2003, our board of directors authorized the granting of bonuses to our officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by each such officer, director and employee as of September 11, 2003.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 5--Stock Options--(Continued)

     As part consideration for a May, 2003, consulting agreement, we granted a stock option for 200,000 shares of common stock exercisable for two years at $2.50 per share ,which option has a valuation pursuant to a Black-Scholes computation of $56,000. This amount is being amortized over the one year life of the consulting agreement commencing June, 2003, with approximately $14,000 and $19,000 expensed during the three months and nine months ended September 30, 2003. If we terminate the agreement, which we may do at our discretion, the option must be exercised within six months of such termination. See Note 6.

     On September 25, 2003, we granted an option for 21,000 shares to each of two directors for their service on several of our board committees, including our audit committee. The options were granted under our 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005.

     In June, 1998, Dialysis Corporation of America's board of directors granted an option under its now expired 1995 Stock Option Plan to a board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. This option was exercised in June, 2003.

     In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options have been cancelled to date as a result of terminations. In April, 2000, the 340,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The board of Dialysis Corporation of America extended the maturity date of the notes to April 20, 2004. In March, 2003, 77,857 of the remaining 400,000 options outstanding were exercised with the exercise price satisfied by director bonuses accrued in 2002, leaving 322,143 of these options outstanding as of September 30, 2003.

     In January, 2001, Dialysis Corporation of America's board of directors granted to its Chief Executive Officer and President a five-year option for 165,000 shares exercisable at $1.25 per share with 99,000 options vested at January, 2003, and the balance of 33,000 options vesting in equal annual increments on January 1 for each of the next two years.

     In September, 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 75,000 shares exercisable at $1.50 per share through September 5, 2006, to certain officers, directors and key employees. 15,000 of the options vested immediately and the remaining 60,000 options vest in equal increments of 15,000 options each September 5 commencing September 5, 2002. In March, 2003, 1,785 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002. As of September 30, 2003, an aggregate of 45,000 of these options had vested of which 1,785 had been exercised.

     In March, 2002, Dialysis Corporation of America's board of director's granted a five-year option to an officer for 30,000 shares exercisable at $3.15 per share through February 28, 2007. The option was to vest in equal annual increments of 7,500 shares each February 28 from 2003 through 2006. 7,500 options that vested in February 2003 were exercised in October 2003 and the remaining 22,500 options expired unvested due to the July 31, 2003 resignation of the officer.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 5--Stock Options--(Continued)

     In May, 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 10,500 options to its employees of which 5,500 remain outstanding at September 30, 2003. Most of these options with respect to each individual employee are for 500 shares of common stock, with one option for 1,500 shares of common stock. All options are exercisable at $4.10 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 5,000 shares have been cancelled as a result of the termination of those optionees from their employment with Dialysis Corporation of America.

     In June, 2003, Dialysis Corporation of America's board of directors granted to an officer a five-year stock option for 25,000 shares exercisable at $3.60 per share through June 3, 2008. The option vests annually in increments of 6,250 shares each June 4 from 2004 through 2007.

     In August, 2003, Dialysis Corporation of America's board of directors granted a three-year option to a director who is also a member of its audit committee, for 5,000 shares exercisable at $4.50 per share through August 18, 2006. The option vests in two annual increments of 2,500 shares on August 19, 2004 and 2005.

NOTE 6--Commitments and Contingencies

     Effective January 1, 2003, Medicore, together with our 61% owned subsidiary Dialysis Corporation of America, established a new 401(k) plan which, in addition to providing for regular employee contributions, contains employer matching contribution provisions for up to 10% of that portion of employee bonus payments that such employees elect to contribute to the Plan.

     We entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of an option for 200,000 shares of our common stock. At our discretion, we may cancel the agreement at any time. In June, 2003, two of the partners of the investment relations firm together with Thomas K. Langbein, our Chief Executive Officer and President, became three of the five directors of Xandros, Inc., a majority owned subsidiary of Linux Global Partners, Inc., which is a privately held Linux software company to which we made loans and in which we hold an approximate 14% interest. Mr. Langbein subsequently resigned his positions with Xandros on August 12, 2003. See Notes 5 and 8.

NOTE 7--Business Segment Data

     The following summarizes information about our three business segments:
(i) dialysis treatment centers (medical services), (ii) medical products and
(iii) new technology. The medical products and new technology divisions have been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price.

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
BUSINESS SEGMENT REVENUES
Medical products                            $   189,868   $   215,550   $   628,088   $   683,182
Medical services                              7,686,821     6,800,925    22,144,453    18,824,294
New technology                                      ---        51,529        15,000       153,752
Corporate                                       859,112        54,631       949,826       170,268
Elimination of corporate interest charge
   to medical services                             (521)          ---          (939)          ---
Elimination of medical services
   interest charge to corporate                     ---          (595)          ---       (2,796)
                                            -----------   -----------   -----------   -----------
                                            $ 8,735,280   $ 7,122,040   $23,736,428   $19,828,700
                                            ===========   ===========   ===========   ===========

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 7--Business Segment Data--(Continued)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
BUSINESS SEGMENT PROFIT (LOSS)
Medical products                            $   (25,578)  $     1,878   $   (80,791)  $   (32,112)
Medical services                                587,470       653,420     1,439,297     1,444,346
New technology                                      ---        51,529        15,000       153,752
Corporate                                        90,496      (127,731)     (316,333)     (447,048)
                                            -----------   -----------   -----------   -----------
                                            $   652,388   $   579,096   $ 1,057,173   $ 1,118,938
                                            ===========   ===========   ===========   ===========

NOTE 8--Investment

     During the period January, 2000 through December, 2002, we made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which recently initiated the marketing of a Linux desktop operating system. In conjunction with the original loan we acquired an ownership interest in Linux Global Partners. In consideration for our extending the due date on the loans on several occasions we received additional shares of Linux Global Partners' common stock and presently own approximately 14% of Linux Global Partners. Dialysis Corporation of America also has an ownership interest in Linux Global Partners of approximately 2%.

     Interest on the notes evidencing our loans to Linux Global Partners amounted to approximately $15,000 during 2003 (through January 24, 2003) and $52,000 and $154,000 for the three months and nine months ended September 30, 2002. Interest receivable on these notes amounted to approximately $492,000 at December 31, 2002, and was included in prepaid expenses and other current assets.

     The unpaid loans and accrued interest were satisfied through our foreclosure of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock which were part of the collateral securing Linux Global Partners' indebtedness to us. Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the Ximian preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Upon Xandros' failure to make the payment, we, as the next highest bidder, obtained the Ximian preferred stock and, in accordance with the terms of the public auction retained the Xandros shares in satisfaction of the indebtedness due from Linux Global Partners. Thereafter, in connection with a third-party's acquisition of Ximian in August, 2003, we sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with one-half of the escrowed funds to be released to us in one year and the other half in two years, pending fulfillment by the parties to the Ximian acquisition of certain conditions, at which time we would record an additional gain based on net proceeds received.

NOTE 9--Stock Repurchases

     In December, 2002, our board of directors authorized the purchase of up to approximately 1,000,000 shares of our outstanding common stock based on
current market prices.   We repurchased 48,500 shares for approximately
$70,000 during the first quarter of 2003.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 10--Acquisitions

     In August, 2001, Dialysis Corporation of America acquired the 30% minority interest in one of its Georgia dialysis centers, giving Dialysis Corporation of America a 100% ownership interest in that subsidiary. 50% of the purchase price was paid in August, 2001, with the balance paid in August, 2002. This transaction resulted in $523,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based largely on its expectation of continued profitability of this center. The party from whom Dialysis Corporation of America acquired the minority interest is the medical director of another of Dialysis Corporation of America's subsidiaries. See Note 1.

     In April, 2002, Dialysis Corporation of America acquired a Georgia dialysis center. This transaction resulted in $400,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

     During the second quarter of 2003, Dialysis Corporation of America acquired the assets of a Georgia dialysis center and the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is
payable in June, 2004.   These acquisitions resulted in $1,368,000 of
goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make these acquisitions was based on its expectation of profitability resulting from its management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of three other of Dialysis Corporation of America's Georgia dialysis facilities. See Note 1.

NOTE 11--Related Party Transactions

     The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% ownership interest in DCA of Vineland and this physician's companies holding a combined 48.7% ownership interest in DCA of Vineland. See Note 12.

     In July, 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

NOTE 12--Loan Transactions

     Dialysis Corporation of America customarily funds the establishment and operations of its dialysis facility subsidiaries, usually until they become self-sufficient, including those subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for Dialysis Corporation of America's subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by Dialysis Corporation of America, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the Vineland medical director, acquired an interest in DCA of Vineland for $203,000, which was applied to reduce Dialysis Corporation of America's loan. At September 30, 2003, the principal outstanding indebtedness of this loan was approximately $482,000. See Note 11.

                      MEDICORE, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2003
                                (Unaudited)

NOTE 13--Royalty Agreement with Former Subsidiary

     In July, 2003, we reached an agreement with our former subsidiary, Viragen, Inc., pursuant to mediation proceedings following our obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to us under a royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004 and August 1, 2005, with annual interest accruing at 5% on the August 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and remitted the first quarterly payment of $2,580 in October 2003.

NOTE 14--Techdyne Earn-out Payment

     In April, 2003, we received the second earn-out payment of approximately $1,011,000 under our April, 2001 agreement with Simclar International pursuant to which we sold our 71.3% interest in Techdyne to Simclar in June, 2001 for $10,000,000. That agreement provided for three years of earn-outs based on 3% of Techdyne's consolidated net sales with a $2,500,000 minimum and a $5,000,000 maximum earn-out. The remaining unpaid balance from the minimum $2,500,000 earn-out of approximately $384,000 is reflected as a current receivable.

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

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of the medical products and new technology divisions in which we are engaged, the future and development of the dialysis industry in which our 61% owned public subsidiary, Dialysis Corporation of America, is engaged, anticipated revenues, our business strategies and plans for future operations, our need for sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expenses concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in MD&A. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operations or financial performance, identify forward-looking
statements.   Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities we pursue, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section (Item 1, "Business") included in our Annual Report on Form 10-K as filed with the SEC, and provided to our shareholders. If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in the company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as to the date made, and which the company undertakes no obligation to revise to reflect events after the date made.

     Essential to profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS"). The level of Dialysis Corporation of America's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Operating costs in treatment tend to increase over the years. There also may be reductions in commercial third-party reimbursement rates.

     The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, and extensive prohibitions relating to self-referrals, violations of any of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws that may require Dialysis Corporation of America to restructure its existing business practices could materially adversely affect our financial condition. Dialysis Corporation of America has developed a Corporate Integrity Program to assure that the dialysis operations provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.

     Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America's ability to develop these new potential dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with more personnel and financial resources, enabling their acquisition and/or development of facilities in areas targeted by Dialysis Corporation of America. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers will be acquired or developed or inpatient service contracts with hospitals will be implemented, the number of stations or patient treatments that may result therefrom, or if such efforts ultimately result in profitability for the facility or under the contract. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base until they develop.

     Our venture into new technology is uncertain and competitive. We initiated this segment in early 2000 with our investment and financing of Linux Global Partners, a private company principally involved in making investments in Linux operating and software systems and Linux software development companies. Xandros, Inc., a majority owned subsidiary of Linux Global Partners, is engaged in marketing a Linux-based desktop operating system. Linux Global Partners remains in its initial development stage. Linux-based software systems require development and financing and are subject to uncertainties as to market acceptance, reliability, and other risks associated with new technologies.

Results of Operations

     Consolidated revenues, increased by approximately $1,613,000 (21%) and $3,908,000 (20%) for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year, including a $784,000 gain on the sale of securities recorded in the third quarter of
2003.    See Note 8 to "Notes to Consolidated Condensed Financial
Statements." Sales revenues increased by approximately $812,000 (12%) and $3,143,000 (16%) compared to the same periods of the preceding year.

     Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income increased approximately $18,000 for the three months ended September 30, 2003 and decreased approximately $19,000 for the nine months ended September 30, 2003, compared to the same periods of the preceding year. Interest income decreased approximately $57,000 and $171,000 largely due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners (see Notes 8 and 13 to "Notes to Consolidated Condensed Financial Statements").
Management fee income, which includes income related to management services agreements between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia dialysis center (effective September, 2002), increased approximately $41,000 and $99,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year. For those same periods compared to last year, rental income increased approximately $3,000 and $14,000, and miscellaneous other income increased by approximately $32,000 and $39,000. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Medical product sales revenues decreased approximately $26,000 (12%) and $53,000 (8%) for the three months and the nine months ended September 30, 2003, compared to the same periods of the preceding year.
The decrease in the third quarter of 2003 included decreased sales to a major customer for which we are unable at this time to predict whether sales to this customer will return to previous levels. Management is continuing its efforts to expand our customer base. The medical products division expanded its product line with several diabetic disposable products; however, demand to date for these products continues to be lower than anticipated. No assurance can be given that our efforts to increase sales will be successful.

     Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $837,000 (13%) and $3,196,000 (17%) for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year. This increase reflects the following with respect to Dialysis Corporation of America's dialysis facilities: increased revenues of approximately $240,000 and $1,477,000 for its Pennsylvania dialysis centers; increased revenues of approximately $5,000 for the three months and decreased revenues of approximately $104,000 for the nine months for its New Jersey centers reflecting termination in 2002 of two of its New Jersey acute care contracts; decreased revenues of approximately $27,000 for the three months and increased revenues of approximately $600,000 for the nine months for its Georgia centers, $419,000 and $875,000 of revenues for its new Maryland center, and $200,000 and $375,000 of revenues for its new Ohio center. Revenues for the prior year included $27,000 of consulting fees during the first quarter of 2002.

     Cost of goods sold as a percentage of consolidated sales amounted to 62% for the three months and nine months ended September 30, 2003, compared to 59% and 60% for the same periods of the preceding year.

     Cost of goods sold for the medical products division as a percentage of sales of medical products was 61% and 62%, for the three months and nine months ended September 30, 2003, compared to 53% and 59% for the same periods of the preceding year. Changes in cost of goods sold for this division largely resulted from a change in product mix.

     Cost of medical services sales as a percentage of medical service revenues increased to 62% for the three months and nine months ended September 30, 2003, compared to 59% and 60% for the same periods of the preceding year reflecting costs related to (i) treatments at new dialysis centers prior to Medicare approval of those centers for which there are no corresponding medical service revenues and (ii) increases in the cost of erythropoietin ("EPO") as a percentage of EPO sales revenues. Approximately 28% of medical services revenues for the three months and nine months ended September 30, 2003, and 27% and 25% for the same periods of the preceding year were from the administration of EPO to Dialysis Corporation of America's patients. Cost of EPO as a percentage of EPO sales revenues increased to 83% and 82% for the three months and nine months ended September 30, 2003 compared to 76% and 80% for the same periods of the preceding year. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact Dialysis Corporation of America's, and accordingly, our earnings. We cannot predict whether further price increases, if any, will be instituted, the extent of such increases if instituted by the manufacturer or Dialysis Corporation of America's ability to offset any such increases.

     Selling, general and administrative expenses, increased $1,014,000 and $2,035,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Maryland and Ohio, the cost of additional support personnel for Dialysis Corporation of America and approximately $512,000 of officer, director and employee bonuses recorded in the third quarter of 2003.

    Provision for doubtful accounts decreased approximately $181,000 and $354,000, for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year reflecting Medicare bad debt recoveries of $150,000 and $215,000 recorded during the three months and nine months ended September 30, 2003. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% of sales for the three months and nine months ended September 30, 2003, compared to 3% for the same periods of the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of uncollectible accounts from our Medicare cost report filings. The provision for doubtful accounts of our medical services operation, which is the primary component of our provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables with doubtful accounts reserved for in the allowance for doubtful accounts until they are written off or collected.

     Although operations of additional dialysis centers have resulted in additional revenues in the long term, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations. In February, 2003, Dialysis Corporation of America opened two dialysis centers, one in Ohio and one in Maryland, and acquired another center in Georgia in April, 2003. These new centers, as anticipated, adversely impacted net income for the medical services division for the three and nine month periods ended September 30, 2003. Dialysis Corporation of America presently has four additional dialysis facilities in the initial development stages of which one is under construction, with ongoing negotiations for additional facilities. As our medical services division progresses, we expect growth in revenues, but a short term negative effect on net income based on development stage expenses. Also negatively impacting net income of our medical services division was an atypical occurrence of the closing by Dialysis Corporation of America of a dialysis center in Georgia which had not been performing to expectations.

     Interest expense decreased by approximately $20,000 and $33,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year reflecting lower interest rates on variable rate debt and reduced average borrowings. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The prime rate was 4.00% at September 30, 2003, and 4.25% at December 31, 2002.

     Equity in affiliate earnings represents equity in the earnings incurred by Dialysis Corporation of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest.

Liquidity and Capital Resources

     Working capital totaled $13,283,000 at September 30, 2003, which reflects a decrease of $1,024,000 (7%) during the first nine months of 2003. The change in working capital included an increase in cash of $2,708,000 including net cash provided by operating activities of $410,000, net cash provided by investing activities of $3,016,000 (including additions to property, plant and equipment of $925,000, the second earn-out payment on the sale of Techdyne of $1,011,000, $745,000 in payments relating to Dialysis Corporation of America's acquisition of a facility and minority interests in existing facilities, $150,000 in loans to physician affiliates, $202,000 of capital contributions by minority members of Dialysis Corporation of America's subsidiaries, $77,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate, and $3,541,000 of proceeds from the sale of securities) and net cash used in financing activities of $718,000 (including net line of credit payments of $79,000, payments on long-term debt of $422,000, repurchase of company and subsidiary stock of approximately $109,000, and $119,000 in distributions to the minority members of Dialysis Corporation of America's subsidiaries). Also included in the change in working capital was a reclassification of $2,757,000 of notes and interest receivable from Linux Global Partners as the cost basis for Ximian stock which was subsequently sold, the $670,000 payable on subsidiary minority interest acquisitions and accrued officer, director and employee bonuses of $512,000 included in accrued compensation. See Notes 8, 10, 12 and 14 to "Notes to Consolidated Condensed Financial Statements."

     In January, 2003, we executed on certain of the collateral securing Linux Global Partners' indebtedness to us, resulting in our company acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, for which we received $3,541,000 with an additional $805,000 placed in escrow. See Notes 8 to "Notes to Consolidated Condensed Financial Statements."

     In May, 2003, we entered into a one-year public relations consulting agreement with an investment relations firm, which agreement we can terminate at any time. The agreement provides for a $4,000 monthly fee and issuance of an option for 200,000 shares of common stock. Thomas K. Langbein, our Chairman, Chief Executive Officer and President, held executive and director positions with Xandros, Inc. a subsidiary of Linux Global Partners, for approximately two months until his resignation on August 12, 2003. See Notes 5 and 6 to "Notes to Consolidated Condensed Financial Statements."

     In July, 2003, pursuant to a mediation agreement following a partial summary judgment we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003. Additional $30,000 payments are due August 1, 2004 and 2005, with annual interest accruing at 5%. Royalty payments are to be made quarterly pursuant to the royalty agreement with the first quarterly payment of $2,580 remitted to us in October 2003. See Note 13 to "Notes to Consolidated Condensed Financial Statements."

     In April, 2003, we received the second earn-out payment on the June, 2001, sale of our interest in Techdyne. We have collected approximately $2,116,000 of the $2,500,000 minimum earn-out. See Note 14 to "Notes to Consolidated Condensed Financial Statements."

     In December, 2002, we announced our intent to purchase up to 1,000,000 shares of our outstanding common stock based on then current market prices. We repurchased and cancelled 48,500 shares of our outstanding common stock at a cost of approximately $67,000 during the first quarter of 2003.

    Dialysis Corporation of America has a loan secured by a mortgage on its real property in Easton, Maryland with an outstanding balance of $643,000 at September 30, 2003, and $662,000 at December 31, 2002. In April, 2001,
Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $725,000 at September 30, 2003, and $753,000 at December 31, 2002. Dialysis Corporation of America has an equipment financing agreement for kidney dialysis machines for its facilities with an outstanding balance of $1,472,000 at September 30, 2003 and $1,844,000 at December 31, 2002. See
Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our medical services division's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Although acquisition of an existing dialysis facility would provide us with an immediate ongoing operation, which most likely would be generating income, an acquisition is more expensive than construction. We presently plan to continue expanding our medical services division's operations primarily through construction of new centers. Development of a dialysis facility through the commencement of its initial operations generally takes four to six months and usually up to 12 months and possibly longer, depending on the growth of that facility's patient base, for it to generate net income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     Through Dialysis Corporation of America, we are expanding our outpatient dialysis treatment facilities and inpatient dialysis care. We have opened two new facilities in February, 2003, and acquired one in April, 2003. See "Results of Operations" above. We also acquired the 30% minority interests in two of our Georgia dialysis centers. See Note 10 to "Notes to Consolidated Condensed Financial Statements." Although we presently have the capital and financing capabilities for the current rate of expansion, no assurance can be given that we will be successful in implementing our growth strategy.

     The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

     We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next 12 months.

New Accounting Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on our results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which is effective for periods ending after December 15, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on our results of operations, financial position or cash flows. See
Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), for which certain disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 contains consolidation requirements regarding variable interest entities which are applicable depending on when the variable interest entity was created. We do not expect FIN 46 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which is effective for financial instruments entered into or modified after May 31, 2003. We do not expect FAS 150 to have a material impact on our results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

Critical Accounting Policies and Estimates

     In December, 2001, the SEC issued cautionary advice to elicit more precise disclosure in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

     Revenue Recognition: Revenues are recognized as services are rendered. Dialysis Corporation of America receives payments through reimbursement from Medicare and Medicaid for its outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of Dialysis Corporation of America's revenues are derived from the Medicare ERSD program, where outpatient reimbursement rates are fixed under a composite rate structure, which includes dialysis services and certain supplies, drugs and laboratory tests. Certain of the ancillary services, however, are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Dialysis Corporation of America's acute inpatient dialysis operations are paid under contractual arrangements by the hospital or other facility at which the services are provided. Patient private payments for outpatient dialysis treatments, either individually or through third-party insurers, as well as hospital or other facility payments for acute inpatient dialysis services, are generally at higher rates than Medicare/Medicaid reimbursement rates for dialysis services. Product sales are recognized pursuant to stated shipping terms.

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

     Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

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

Impact of Inflation

     Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in our medical products division by increasing selling prices when and where possible. In our medical services division, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect Dialysis Corporation of America's and, accordingly, our future earnings.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $10,741,000 invested as of September 30, 2003. A 15% relative decrease in rates on our period-end investments would result in a negative annual impact of approximately $5,000 on our results of operations for the first nine months of 2003.

     We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,368,000 of such debt outstanding as of September 30, 2003. A 15% relative increase in interest rates on our period-end variable rate debt would result in a negative annual impact of approximately $3,000 on our results of operations for the first nine months of 2003.

Item 4. Controls and Procedures

     As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to ensure that information required to be disclosed by our company in the reports that we file under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President and our Vice President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

     There were no significant changes in internal controls over financial reporting during our most recent fiscal quarter, or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                        PART II  --  OTHER INFORMATION
                        ------------------------------

Item 5. Other Information.
------  ------------------

     Wiss & Company, LLP, our independent accountants, have determined to discontinue providing audit services to substantially all of its SEC registrants, including us, and solely as a result of such determination, have resigned as our independent accountants effective as of the date of filing of this report with the SEC.

     Wiss's report on our financial statements for the last two fiscal years ended December 31, 2002 contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to any uncertainty, audit scope, or accounting principles.

     During the two most recent fiscal years ended December 31, 2002 and the subsequent interim period to the date of Wiss's resignation, which is the date of this quarterly report, (a) we had no disagreements with Wiss on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Wiss, would have caused Wiss to make reference to the subject matter of the disagreement in connection with its report, and (b) there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

     We have provided Wiss with a copy of the disclosures contained in this quarterly report and have requested that Wiss furnish to us a letter addressed to the SEC stating whether it agrees with the statements made in
Item 5 of this quarterly report. A copy of Wiss's letter to the SEC, dated November 10, 2003, is attached as Exhibit 16 to this quarterly report.

     The audit committee of our board of directors has authorized the appointment of Moore Stephens, P.C. to serve as our independent accountants for the fiscal year ending December 31, 2003, subject to clarification of certain matters. At such time Moore Stephens is formally engaged, we will file a current report on Form 8-K reflecting the occurrence of such event.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (16) Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 10, 2003.

     (31) Rule 13a-14(a)/15d-14(a) Certifications

          (i) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

          (ii) Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

     (32) Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

         Current reports on Form 8-K were filed as follows:

         (i) July 3, 2003, Item 5, "Other Events and Required FD Disclosures" as to investor and public relations consulting agreement (no financial statements).

         (ii) July 23, 2003, Item 5, "Other Events and Required FD Disclosures" as to a five year lease for offices and warehouse space for the medical products division (no financial statements).

         (iii) September 16, 2003, Item 5, "Other Events and Required FD Disclosures" as to reiteration of an earlier announcement relating to the intention to purchase common shares (no financial statements).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.

                                       By /s/  DANIEL R. OUZTS
                                          -----------------------------------
                                          DANIEL R. OUZTS, Vice President
                                          (Finance), Principal
                                          Financial Officer and Treasurer

Dated:  November 10, 2003

                                 EXHIBIT INDEX

Exhibit No.
-----------

(16) Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 10, 2003.

(31) Rule 13a-14(a)/15d-14(a) Certifications

     (i) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

     (ii) Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

(32) Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                                                                 Exhibit (16)

                          [Letterhead of Wiss & Company LLP]

                                November 10, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

Ladies and Gentlemen:

     We have read Item 5 of Part II of Form 10-Q, the quarterly report for the third quarter ended September 30, 2003, of Medicore, Inc. dated November 10, 2003, and are in agreement with the statements contained in the first four paragraphs contained therein. We have no basis to agree or disagree with the statements of the registrant in the fifth paragraph of Item 5.

                                       /s/ Wiss & Company, LLP

                                                              Exhibit (31)(i)

                                 CERTIFICATION

     I, Thomas K. Langbein, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2003 of Medicore, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

        (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                          /s/ Thomas K. Langbein
Date: November 10, 2003   ------------------------------------
                          THOMAS K. LANGBEIN, Chief Executive Officer and
                          President

                                                             Exhibit (31)(ii)

                                 CERTIFICATION

     I, Daniel R. Ouzts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2003 of Medicore, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

        (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                          /S/ Daniel R. Ouzts
Date: November 10, 2003   ------------------------------------
                          DANIEL R. OUZTS, Principal Financial Officer

                                                                   Exhibit 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                        AND PRINCIPAL FINANCIAL OFFICER
   PURSUANT TO SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934 AND
                            18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Medicore, Inc. (the "Company") on Form 10-Q for the third quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), the undersigned, Thomas K. Langbein, Chief Executive Officer and President of the Company, and Daniel R. Ouzts, Vice President (Finance) and Principal Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Thomas K. Langbein
                                       -----------------------------------
                                       THOMAS K. LANGBEIN, Chief Executive
                                       Officer and President

                                       /s/ Daniel R. Ouzts
                                       -----------------------------------
                                       DANIEL R. OUZTS, Vice President
                                       (Finance) and Principal Financial
                                       Officer

Dated: November 10, 2003