Form 10-K
period 2003-12-31
MEDICORE INC
filed 2004-03-30
CIK 8643

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from____________ to __________
        Commission file number  0-6906


                                 MEDICORE, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                           59-0941551
       -----------------                                   ------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


2337 WEST 76TH STREET, HIALEAH, FLORIDA                            33016
----------------------------------------                       ------------
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code     (305) 558-4000
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the common stock was sold on June 30, 2003 was approximately $6,425,977.

      As of March 10, 2004 the company had outstanding 6,988,614 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporating information by reference from the Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on June 3, 2004.

      Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1997 to 1999 and 2001 Part IV, Exhibits, incorporated in Part IV of this Annual Report.

      Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the years ended December 31, 1996 to 2003, Part IV, Exhibits, incorporated in Part IV of this Annual Report.


================================================================================

                                 MEDICORE, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003


                                                                                             Page
                                     PART I
Item 1.    Business.......................................................................    1

Item 2.    Properties.....................................................................   32

Item 3.    Legal Proceedings..............................................................   34

Item 4.    Submission of Matters to a Vote of Security Holders............................   35

                                   PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities..........................................   35

Item 6.    Selected Financial Data........................................................   37

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................................   38

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................   51

Item 8.    Financial Statements and Supplementary Data....................................   51

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................................   52

Item 9A.   Controls and Procedures........................................................   52

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant.............................   53

Item 11.   Executive Compensation.........................................................   54

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................................   54

Item 13.   Certain Relationships and Related Transactions.................................   54

Item 14.   Principal Accountant Fees and Services.........................................   54

                                   PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............   55

Signatures................................................................................   62

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

      The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of and future development of the dialysis industry in which our 59% owned public subsidiary, Dialysis Corporation of America, is engaged, anticipated revenues, our need for sources of funding for expansion, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not considered historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar import used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting our business and operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section below. If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in us. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.


ITEM 1.  BUSINESS

GENERAL

      Medicore, Inc., incorporated in Florida in 1961, has three business segments: (i) the medical products division which distributes medical products;
(ii) the operation of kidney dialysis centers and other dialysis services through our 59% owned public subsidiary, Dialysis Corporation of America; and
(iii) the investment in technology companies through our approximately 14% interest in Linux Global Partners, Inc. (and in which Dialysis Corporation of America has an approximately 2% interest), a private speculative company that invests in developing Linux software companies, including Xandros, Inc., a 95% owned subsidiary of Linux Global Partners that has developed and recently commenced marketing of a Linux desktop operating system. We had outstanding loans since 2000 to Linux Global Partners which aggregated approximately $2,742,000 at December 31, 2002, upon which we declared a default and sold certain collateral at public auction on January 24, 2003 to satisfy the indebtedness. The collateral, 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock, was purchased by Xandros, but Xandros subsequently failed to meet the purchase terms resulting in Medicore, pursuant such purchase terms, retaining Xandros' down payment of 775,000 of its shares of common stock (approximately 1.5% of Xandros' outstanding common shares), as well as the Ximian preferred shares that comprised the collateral. In connection with a third-party's acquisition of Ximian in August 2003, we sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds. An additional approximately $805,000 of cash proceeds from our sale of the Ximian preferred shares was placed in escrow in accordance with the terms of the Ximian acquisition, with one-half of the escrowed funds to be released to us on the first anniversary of the Ximian acquisition, and the other half on the second anniversary of the Ximian acquisition, pending fulfillment by the parties to the Ximian acquisition of certain conditions. See this section below "Business - Technology Companies," and "Risk Factors," Item 13, "Certain Relationships and Related Transactions," and Notes 6 and 11 to "Notes to Consolidated Financial Statements." We sold our 71% owned public subsidiary, Techdyne, Inc., in June, 2001, subsequent to which we have no continuing operations as a contract manufacturer of electronic components. The dialysis operations are the most significant part of our operations, accounting for approximately 97% of our sales revenues. Our investment in technology companies, currently limited to Linux Global Partners and Xandros, has not generated any revenues other than interest income and a gain of approximately $784,000 from our sale of the Ximian preferred stock. Our medical products division accounts for approximately 3% of our sales revenues.

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


DIALYSIS OPERATIONS

      Dialysis Corporation of America currently operates 19 outpatient dialysis centers in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including Dialysis Corporation of America's management of an Ohio center in which it has a 40% interest and an unaffiliated Georgia center, in each case pursuant to management services agreements. Dialysis Corporation of America also provides acute dialysis services through contractual relationships with seven hospitals and medical centers. In addition, it provides homecare services through its wholly owned subsidiary, DCA Medical Services, Inc. Management believes that Dialysis Corporation of America distinguishes itself on the basis of quality patient care and a patient-focused, courteous, highly trained professional staff.

         General

         Dialysis Corporation of America's growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and its ability to develop new dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and amounts of financial resources. Dialysis Corporation of America opened two new centers in February 2003, one in Maryland and one in Ohio, and acquired a center in Georgia in the second quarter of 2003. Dialysis Corporation of America also opened three new centers in early 2004, one in each of Pennsylvania, Virginia and South Carolina, and is in the process of constructing a new dialysis center in Maryland.

         Dialysis Corporation of America's medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (50%, 49% and 47% of its medical services revenues for 2003, 2002 and 2001, respectively);
(ii) home peritoneal dialysis services, including method II services (4%, 3% and 3% of its medical services revenues for 2003, 2002 and 2001, respectively);
(iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (7%, 10% and 15% of its medical services revenues for 2003, 2002 and 2001, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia) (39%, 38% and 35% of its medical services revenue for 2003, 2002 and 2001, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients., with end stage renal disease, or ESRD. ESRD patients normally receive 156 dialysis treatments each year.

         Essential to Dialysis Corporation of America's operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, Dialysis Corporation of America's operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals Typically these rates are at least equivalent to or higher than the government fixed rates on a per treatment basis.

         Dialysis Industry

         Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, ESRD, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain dialysis treatment for the rest of their lives.

         Based upon information published by the CMS, the number of ESRD patients requiring dialysis treatments in the United States is approximately 300,000, and continues to grow at a rate of approximately 6% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,200 dialysis facilities, with the current annual cost of treating ESRD patients in the United States at approximately $22.8 billion.

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

         Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient's assistant, which usually encompasses four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved as compared with continuous ambulatory peritoneal dialysis.

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

         While kidney transplantation, another treatment option for patients with ESRD, is typically the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donee rejection limits the availability of this surgical procedure as a treatment option.

         Dialysis Corporation of America's Business Strategy

         Dialysis Corporation of America has 27 years' experience in developing and operating dialysis treatment facilities. Its priority is to provide quality patient care. Dialysis Corporation of America intends to continue to establish alliances with physicians and hospitals, attempts to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care.

         Dialysis Corporation of America continues to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. In 2004, Dialysis Corporation of America opened a dialysis center in each of Pennsylvania, South Carolina and Virginia, and it is in the process of constructing a dialysis center in Maryland. It is also in different stages of negotiations with physicians for potential new facilities in a variety of states.

         In June, 2001 we sold our controlling interest in Techdyne, Inc. for $10,000,000 plus a three year earn-out which will amount to between $2,500,000 and $5,000,000. A substantial portion of our after tax proceeds from that sale are available and may be utilized for expansion of Dialysis Corporation of America's dialysis operations.

         Development and Acquisition of Facilities

         One of the primary elements in developing or acquiring dialysis centers is locating an area with an existing patient base under the current treatment of a local nephrologist, since the proposed facility would primarily be serving such patients. Other considerations in evaluating development of a dialysis facility or a proposed acquisition are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as existing outpatient dialysis facilities within reasonable proximity to the proposed center.

         Dialysis Corporation of America's expansion is accomplished primarily through the development of its own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but more costly means of growth. To construct and develop a new facility ready for operations takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variations based on location, size and competitive elements. Some of Dialysis Corporation of America's centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility typically costs in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon its patient base and earnings, and to a lesser extent, location and competition. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.

         Inpatient Services

         Management of Dialysis Corporation of America is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its facilities. The contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

         There is no certainty as to when any additional centers or service contracts will be implemented or, to the extent implemented, the number of dialysis stations or patient treatments these centers or service contracts may involve, or if they will ultimately be profitable. There is no assurance that Dialysis Corporation of America will be able to continue to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that Dialysis Corporation of America will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to their start-up costs and expenses and due to their having a smaller and slower developing patient base. See this Item 1, "Business - Dialysis Corporation of America's Business Strategy - Operations and Competition," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Operations

                  Location, Capacity and Use of Facilities

         Dialysis Corporation of America operates 19 outpatient dialysis facilities in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including an Ohio dialysis center in which it holds a 40% interest and which it operates in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which it manages. These dialysis facilities have a total designed capacity of 280 licensed stations.

         The owner of the facility in Georgia that is managed by Dialysis Corporation of America is involved in litigation and subject to its success in that litigation and continuing to be the sole owner of that facility, Dialysis Corporation of America has given the owner a put option to sell to a subsidiary of Dialysis Corporation of America all the assets of that Georgia dialysis facility. The Dialysis Corporation of America subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options are exercisable through September, 2005. The put option, however, is not exercisable unless that Georgia dialysis facility has recorded $100,000 in pre-tax income. Upon exercise of either the put or call option the owner would receive a 20% interest in Dialysis Corporation of America's subsidiary which will own and operate the Georgia facility, and the remainder of the purchase price will be paid in cash, determined on a formula based upon a multiple of EBITDA.

         Dialysis Corporation of America owns and operates its centers through subsidiaries a majority of which are 100% owned, with the balance of the centers owned by Dialysis Corporation of America as a majority owner in conjunction with the medical directors of those centers who hold minority interests ranging from 20% to 49%. Dialysis Corporation of America has a minority 40% interest in a center in Toledo, Ohio which it manages. The Lemoyne, Pennsylvania, and one of the Georgia dialysis facilities are located on properties owned by Dialysis Corporation of America and leased to the subsidiaries operating those centers. Dialysis Corporation of America's Cincinnati, Ohio dialysis center is leased from a corporation owned by the medical director of that facility who, together with his wife, holds a 40% interest in the subsidiary operating that center. See
Item 2, "Properties." Dialysis Corporation of America also manages an unaffiliated dialysis center in Georgia.

         Additionally, Dialysis Corporation of America provides acute care inpatient dialysis services to seven hospitals in areas serviced by its dialysis facilities, two less than it serviced at this time last year, and it is in the process of negotiating additional acute dialysis services contracts in the areas surrounding its facilities as well as in tandem with development of future proposed sites. Each of Dialysis Corporation of America's dialysis facilities has the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 92,000 hemodialysis treatments in 2003, an increase of approximately 12,000 treatments compared to fiscal 2002.

         Management of Dialysis Corporation of America estimates that on average its centers were operating at approximately 55% of capacity as of December 31, 2003, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management of Dialysis Corporation of America believes it can increase the number of dialysis treatments at its centers without making significant additional capital expenditures.

                  Operations of Dialysis Facilities

         Dialysis Corporation of America's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Dialysis Corporation of America's facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed. Dialysis Corporation of America's facilities offer high-efficiency conventional hemodialysis, which, it believes, provides the most viable treatment for most patients, and management considers its dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment.

         Dialysis Corporation of America maintains a team of dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. In addition, there are independent consultants who visit with the dialysis patients at the facilities. These individuals supervise the patient's needs and treatments. See "Employees" below. Dialysis Corporation of America must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

         Dialysis Corporation of America's facilities also offer home dialysis, primarily continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. Training programs for continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis generally encompass two to three weeks at the dialysis facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by Dialysis Corporation of America.

                  Inpatient Dialysis Services

         Dialysis Corporation of America presently provides inpatient dialysis services to seven hospitals in Georgia, Ohio and Pennsylvania, under agreements either with it or with one of its subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

                  Ancillary Services

         Dialysis Corporation of America's dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one manufacturer of EPO in the United States and there are currently no alternative products that perform the functions of EPO available to dialysis treatment providers. Although Dialysis Corporation of America has a good relationship with the manufacturer and has not experienced any problems in receipt of its supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on Dialysis Corporation of America's and our operating revenue and income.

                  Physician Relationships

         An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home where the patient's nephrologist has an established practice.

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. Dialysis Corporation of America retains, by written agreement, qualified physicians or groups of qualified physicians to serve as medical directors for each of its facilities. The medical directors are typically a source of patients treated at the particular center served. Medical directors of six of Dialysis Corporation of America's centers have acquired a minority ownership interest in the subsidiary operating the center they service ranging from 20% to 49%. Dialysis Corporation of America's Toledo, Ohio affiliate is owned 60% by the physician. Dialysis Corporation of America makes every effort to comply with federal and state regulations concerning its relationship with the physicians and the medical directors treating patients at its facilities, and is not aware of any limitation on physician ownership in its subsidiaries. See Item 1, "Business - Government Regulation - Dialysis Corporation of America."

         Agreements with medical directors typically range from a term of five years to 10 years, with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. These agreements, however, do not prohibit physicians providing services at Dialysis Corporation of America's facilities from providing direct patient care services at other locations; and consistent with federal and state law, such agreements do not require a physician to refer patients to Dialysis Corporation of America dialysis centers. Usually, physician's professional fees for services are billed directly to the patient or the government payment authorities on a direct basis by the treating physician and paid directly to the physician or the professional association.

         Dialysis Corporation of America's ability to establish and operate a dialysis facility in a particular area is substantially dependent upon the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, most likely resulting in closure and, consequently, on the operations of Dialysis Corporation of America. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

                  Quality Assurance

         Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care and the evaluation of improved technology. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Dialysis Corporation of America's Vice President of Clinical Services, who is a certified nephrology nurse, oversees this program in addition to ensuring that Dialysis Corporation of America meets federal and state compliance requirements for dialysis centers. See Item 1, "Business - Government Regulation - Dialysis Corporation of America."

         Patient Revenues

         A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. The states in which Dialysis Corporation of America operates provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. If no secondary payor covers the remaining 20%, Medicare may reimburse part of the balance as part of Dialysis Corporation of America's cost report filings. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect Dialysis Corporation of America's dialysis services payments and, consequently, its revenues. See "Medicare Reimbursement" below.

         Inpatient dialysis services provided by Dialysis Corporation of America are paid for by the hospital or medical center pursuant to contractual pre-determined fees for the different dialysis treatments.

                  Medicare Reimbursement

         Dialysis Corporation of America is reimbursed primarily by Medicare under a prospective reimbursement system for chronic dialysis services, and by third party payors including Medicaid and commercial insurance companies. Each of Dialysis Corporation of America's dialysis facilities is certified to participate in the Medicare program. The Medicare reimbursement system fixes the reimbursement rates in advance and limits the allowable charge per treatment, but provides Dialysis Corporation of America with predictable and recurring per treatment revenues and allows it to retain any profit earned. An established composite rate set by CMS governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. The Medicare composite rate is subject to regional differences.

         Dialysis Corporation of America receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between approximately $121 and $136 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. The average ESRD reimbursement rate is approximately $131 per treatment for outpatient dialysis services. The Medicare ESRD maximum composite reimbursement rate is subject to regional differences, particularly labor costs, among other criteria. Congress has requested studies of the ESRD composite rate structure as well as other related ancillary services to determine whether the composite rate is subject to an annual inflationary increase. To date this issue is still pending.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 28% of Dialysis Corporation of America's medical services revenues in 2003 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement based upon patients' hematocrit levels. Other ancillary services, mostly other drugs, account for approximately an additional 11% of our medical services revenues. We submit claims monthly and are usually paid by Medicare within 14 days of the submission.

         There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Congress has approved a 1.6% composite rate increase for 2005. This is the first increase in the Medicare ESRD composite rate since 2001. Any reduction in the Medicare composite reimbursement rate would have a material adverse effect on Dialysis Corporation of America's and our business, revenues and net earnings.

                  Medicaid Reimbursement

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. Dialysis Corporation of America is a licensed ESRD Medicaid provider in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

                                              DIALYSIS CORPORATION OF AMERICA
                                            SOURCES OF MEDICAL SERVICES REVENUES

                                                Year Ended December 31,
                                                -----------------------
                                                  2003           2002
                                                  ----           ----
Medicare                                            54%            49%
Medicaid and Comparable Programs                     8%             9%
Hospital inpatient dialysis services                 7%            10%
Commercial and private payors                       31%            32%

         Management Services

         Dialysis Corporation of America has a management services agreement with each of its wholly- and majority-owned subsidiaries and with its 40% owned affiliate DCA of Toledo, LLC, and with an unaffiliated Georgia dialysis center, providing each of them with administrative and management services, including but not limited to providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of each facility.

CORPORATE INTEGRITY PROGRAM

         Medicore and Dialysis Corporation of America have each developed a Corporate Integrity Program to assure that each entity continues to achieve the goals of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations. These programs are intended to reinforce Dialysis Corporation of America's as well as our management's, employees' and professional affiliates' awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to our operations. These programs are expected to benefit the overall care and services Dialysis Corporation of America provides to its dialysis patients, and that we provide to our medical products customers, and to further assure that our operations are in compliance with the law, which in turn should also assist both Dialysis Corporation of America and us in operating in a cost-effective manner, and accordingly, benefit our shareholders.

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

         Dialysis Corporation of America has developed a Compliance Program to assure compliance with fraud and abuse laws, enhance communication of information, and provide a mechanism to quickly identify and correct any problems that may arise. This Compliance Program supplements and enhances its existing policies, including those applicable to claims submission, cost report preparation, internal audit and human resources.

         Code of Ethics

         As part of our Corporate Integrity Program, we have developed a Code of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with us and our operations act in an ethical and lawful manner. The Code of Ethics and Business Conduct covers relationships among and between affiliated persons, including Dialysis Corporation of America patients and payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education, development, among other areas. Dialysis Corporation of America has also developed its Code of Ethics and Business Conduct and, in its commitment to delivering quality care to dialysis patients, has mandated rigorous standards of ethics and integrity.

         Our Code of Ethics and Business Conduct is designed to provide:

         o ethical handling of actual or apparent conflicts of interest between personal and professional relationships
         o full, fair, accurate, timely, and understandable disclosure in reports and documents we file with the SEC and in our other public communications
         o compliance with applicable governmental laws, rules and regulations
         o prompt internal reporting of violations of the Code to an appropriate person identified in the Code
         o    accountability for adherence to the Code

         The portion of our Code of Ethics and Business Conduct as it applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, may be obtained without charge upon request to our Secretary and general counsel, Lawrence E. Jaffe, Esq., Jaffe & Falk, LLC, at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604.

         The Corporate Integrity Programs are implemented and upgraded to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and customers and our shareholders.

         Potential Liability and Insurance

         Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although Dialysis Corporation of America has been involved in chronic and acute kidney dialysis services for approximately 27 years, it has never been subject to any suit relating to the providing of dialysis treatments. In July, 2002, Dialysis Corporation of America initiated a breach of contract dispute that was recently settled. See Item 3, "Legal Proceedings." We currently have general and umbrella liability insurance, in addition to property and workmen's compensation coverage. Dialysis Corporation of America carries similar insurance coverage, as well as professional and products liability insurance. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against Dialysis Corporation of America in excess of its insurance coverage could have a material adverse effect upon Dialysis Corporation of America's and our business and results of operations. The medical directors supervising Dialysis Corporation of America's dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

TECHNOLOGY COMPANIES

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our initial investment was in Linux Global Partners, Inc., a private company which, through its 95% owned subsidiary, Xandros, Inc., has developed and recently commenced marketing of a Linux desktop operating system. In addition to Xandros, Linux Global Partners has investments in a variety of other Linux-related software companies, and is attempting to negotiate strategic alliances with certain of those companies in order to employ their systems in conjunction with Linux Global Partner's desktop system. We hold an approximate 14% interest in Linux Global Partners, and Dialysis Corporation of America holds an approximate 2% interest. During 2000, we loaned Linux Global Partners $2,200,000 at an annual rate of interest of 10%, which funds we borrowed from our subsidiary, Dialysis Corporation of America. In May and June, 2001, we fully repaid the principal amount of this loan and accrued interest to Dialysis Corporation of America. In 2001, Linux Global Partners paid us $215,000 of which $200,000 was applied to the principal amount of the indebtedness. Our loan to Linux Global Partners had been extended on various occasions, and in 2002 we advanced another $250,000 to Linux Global Partners under the same terms as the original loan. At December 31, 2002, the principal and accrued interest on the loans to Linux Global Partners aggregated approximately $2,742,000. The indebtedness was collateralized by Linux Global Partner's portfolio consisting of several companies that focus on the software capabilities of the Linux operating system. Some of Linux Global Partners' investments, which range from 6% to 90% ownership, include Code Weavers, a software development service and porting company; and Metro Link, which is involved in Linux graphics and the embedded technology sector. All of these companies are private and are in the developmental stages, several with limited revenues, and their success remains speculative.

         Under the terms of the loan arrangement with Linux Global Partners, we were to receive $100,000 per month or 25% of the proceeds of Linux Global Partners' private financings, whichever first occurred, and until such repayment, Linux Global Partners had been issuing 50,000 shares of its common stock to us every month. We declared the loan in default and sold, under the requirements of the Uniform Commercial Code, certain of the collateral at public auction on January 24, 2003. The auction sale consisted of 4,115,815 shares of Ximian, Inc. series A convertible preferred stock, which Xandros committed to purchase for $2,992,000. Xandros subsequently failed to meet the conditions of purchase and as a result, in accordance with the negotiated terms of the acquisition of the collateral, forfeited 775,000 shares of its common stock that it had deposited with us as a down payment towards the purchase of the collateral, and we retained the 4,115,815 preferred shares of Ximian. In connection with a third-party's acquisition of Ximian in August, 2003, we sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 of proceeds due us from the sale of the Ximian securities was placed in escrow in accordance with the terms of the acquisition agreement, with one-half of the escrowed funds to be released to us on the first anniversary of the Ximian acquisition, and the other half on the second anniversary of the Ximian acquisition, pending fulfillment by the parties to the Ximian acquisition of certain conditions., We will record an additional gain based on net proceeds received at the time these funds are released from escrow. See Item 1, "Business
- Risk Factors - Investment in Technology Companies," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 11, to "Notes to Consolidated Condensed Financial Statements."

         Linux is a free operating system, with its source code openly published, developed and improved over the years by a worldwide community of programmers. Linux has become an increasingly popular operating system posing a potential challenge to the current major operating systems, such as Microsoft's

Windows NT and Sun Microsystems' Solaris, two of the leading operating systems used on server computers, the data-serving machines that are the engines of corporate networks and the Internet. In August, 2001, Linux Global Partners purchased Corel Corporation's Canadian Linux Business Division, which Linux Global Partners is operating through its subsidiary, Xandros. Corel, the world's second largest desktop software company, holds a 5% interest in that subsidiary. Xandros, building on Corel's $25 million investment in research and development of the Linux desktop system, enhanced the system for commercial exploitation, and in October, 2002, initiated the marketing of a Linux operating system and suite of applications for desktop computing. The Linux operating system has received high accolades from a variety of technical software publications and was among five prize winners for desktop software technology awarded by Norge, a pc magazine. Xandros has been obtaining limited financing for its operations, and is in need of substantial capital to continue its marketing and further development of the Linux desktop operating system. Although Xandros is in discussions with a variety of investors, some of whom have already provided funding to its parent, Linux Global Partners, and itself, there is no assurance such capital will be available or, if so, on favorable terms.

         We recognize that Xandros is subject to all the risks of a startup company, including its ability to continue operations, commercial acceptance of the Linux desktop system, the availability of resources to further develop, market and distribute the system, its ability to generate revenues and whether such revenues will be sufficient to reflect income, and management's oversight of the operations and growth of the company.

         We continue to evaluate the technology sector for potential further investments.

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

GOVERNMENT REGULATION

         Dialysis Corporation of America

         Regulation of healthcare facilities, including dialysis facilities, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, confidentiality of medical records, licensing and other areas of operations. Each of the dialysis centers must be certified by CMS, and Dialysis Corporation of America must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine the satisfaction of regulatory standards to its operations. Dialysis Corporation of America's operations are also subject to the Occupational Safety and Health Administration, known as OSHA, relating to workplace safety and employee exposure to blood and other potentially infectious material.

         Many states have eliminated the requirement to obtain a certificate of need prior to the establishment or expansion of a dialysis center. There are no certificate of need requirements in the states in which Dialysis Corporation of America is presently operating.

         Dialysis Corporation of America's record of compliance with federal, state and local governmental laws and regulations remains excellent. Enforcement of healthcare facility regulations, both privately and by the government, has become more stringent, particularly in attempts to combat fraud and waste, adding to compliance costs as well as potential sanctions. We are unable to predict the scope and effect of any changes in government regulations on Dialysis Corporation of America's operations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Since its inception in 1976, Dialysis Corporation of America has maintained all of its licenses, including its Medicare and Medicaid and equivalent certifications. The loss of any licenses and certifications would have a material adverse effect on Dialysis Corporation of America's operations, revenues and earnings.

         Dialysis Corporation of America regularly reviews legislative and regulatory changes and developments and will restructure a business arrangement if it determines such might place its operations in material noncompliance with such law or regulation. See "Fraud and Abuse" and "Stark II" below. To date, none of Dialysis Corporation of America's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that Dialysis Corporation of America's business arrangements will not be the subject of future investigation or prosecution by federal or state governmental authorities which could result in civil and/or criminal sanctions.

         Certification and Reimbursement

         Dialysis Corporation of America's dialysis centers must meet certain requirements, including, among others, those relating to patient care, patient rights, medical records, the physical set-up of the center, and personnel, in order to be certified by CMS, to be covered under the Medicare program and to receive Medicare reimbursement. See above under "Operations - Medicare Reimbursement." All of Dialysis Corporation of America's dialysis centers are certified under the Medicare program and applicable state Medicaid programs. We understand that the conditions for coverage for ESRD services are in the process of revision by CMS, but the revisions are not yet published. We are unable to predict when said revisions for Medicare coverage will be published or what such revisions will entail.

         Any changes in the Medicare programs for ESRD treatments could require Dialysis Corporation of America to restructure its operations. We are unable to predict at this time whether Dialysis Corporation of America could satisfactorily respond to such changes in a cost effective manner or at all, the result of which could negatively impact its operations. Any reduction in Medicare payments or coverage for dialysis services would have an adverse effect on both Dialysis Corporation of America's and our business and profitability.

         Fraud and Abuse

         Certain aspects of Dialysis Corporation of America's dialysis business are subject to federal and state laws governing financial relationships between health care providers and referral sources and the accuracy of information submitted in connection with reimbursement. These laws, collectively referred to as "fraud and abuse" laws, include the Anti-Kickback Statute, Stark II, other federal fraud laws, and similar state laws.

         The fraud and abuse laws apply because Dialysis Corporation of America's medical directors have financial relationships with the dialysis facilities and also refer patients to those facilities for items and services reimbursed by federal and state health care programs. Financial relationships with patients who are federal program beneficiaries also implicate the fraud and abuse laws. Other financial relationships which bear scrutiny under the fraud and abuse laws include relationships with hospitals, nursing homes, and various vendors.

         Anti-Kickback Statutes

         The federal Anti-Kickback Statute prohibits the knowing and willful solicitation, receipt, offer, or payment of any remuneration, directly or indirectly, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable under the Medicare, Medicaid, or other federal health care program.

         Sanctions for violations of the Anti-Kickback Statute include criminal penalties, such as imprisonment and fines of up to $25,000 per violation, and civil penalties, of up to $50,000 per violation, as well as exclusion from Medicare, Medicaid, and other federal health care programs.

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

         As required by Medicare regulations, each of Dialysis Corporation of America's dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of these medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eight of Dialysis Corporation of America's subsidiaries operating outpatient dialysis centers are owned jointly between Dialysis Corporation of America and physicians who, in most cases, hold a minority position through a professional association. Dialysis Corporation of America's Toledo, Ohio affiliate is majority-owned by a physician. These physicians, except in one instance, also act as the medical directors for those facilities. Dialysis Corporation of America attempts to structure its arrangements with its physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at Dialysis Corporation of America's facilities. Dialysis Corporation of America has never been challenged under the fraud and abuse laws and believes its arrangements with its medical directors are in material compliance with applicable law. Several states in which Dialysis Corporation of America operates have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships Dialysis Corporation of America has with its medical directors who hold a percentage ownership in the subsidiary entities owning and operating the dialysis facilities, Dialysis Corporation of America would restructure its relationship with these physicians, but it could still be subject to penalties.

         Management believes that the Anti-Kickback Statute and other fraud and abuse laws are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by Dialysis Corporation of America generally cannot, by their very nature, be over-utilized since dialysis treatment is not elective, and is only indicated when there is temporary or permanent kidney failure. Medical necessity is capable of being supported by objective documentation, drastically reducing the possibility of over-utilization. Additionally, there are safe harbors for certain arrangements. Nevertheless, while relationships created by medical director ownership of minority interests in Dialysis Corporation of America's facilities satisfy many but not all of the criteria for the safe harbor, there can be no assurance that these relationships will not subject Dialysis Corporation of America to investigation or prosecution by enforcement agencies. In an effort to further its compliance with the law, Dialysis Corporation of America has adopted a Corporate Compliance Program that addresses medical necessity and medical chart audits to confirm medical necessity of referrals.

         With respect to its inpatient dialysis services, Dialysis Corporation of America provides hospitals with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, the medical directors who have a minority interest in a particular Dialysis Corporation of America facility may refer patients to hospitals with which Dialysis Corporation of America has an inpatient dialysis services arrangement. Although these arrangements may implicate the federal fraud and abuse laws, we believe Dialysis Corporation of America's acute inpatient hospital services are in compliance with the law. See "Stark II" below.

         Dialysis Corporation of America endeavors in good faith to comply with all governmental regulations. However, there can be no assurance that Dialysis Corporation of America will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process, enforcement procedures, or whether changes in the safe harbor rules will affect Dialysis Corporation of America's position with respect to the Anti-Kickback Statute, but we will make every effort to ensure that Dialysis Corporation of America will remain in compliance.

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

         This ban is subject to several exceptions including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to a facility, that entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs.

         HHS' regulations to Stark II became effective in January, 2002. These regulations exclude from covered designated health services and referral prohibitions, services included in the ESRD composite rate and EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from "inpatient hospital services" are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude Dialysis Corporation of America's inpatient hospital services agreements from Stark II. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of "durable medical equipment." HHS is revisiting its regulations and intends to issue additional regulations to the Stark legislation. We are unable to predict the extent or nature of such revised and/or new HHS regulations, which may negatively impact Dialysis Corporation of America's dialysis operations or require it to restructure different aspects of its business. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by Dialysis Corporation of America incident to dialysis services within the Stark II prohibitions.

         If the provisions of Stark II were found to apply to Dialysis Corporation of America's arrangements however, we believe that Dialysis Corporation of America would be in compliance. Dialysis Corporation of America compensates its nephrologist-physicians as medical directors of its dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send their patients to or treat their patients at any of Dialysis Corporation of America's facilities do not receive any compensation from Dialysis Corporation of America.

         Medical directors who hold a minority investment interest in certain of the subsidiaries operating Dialysis Corporation of America's dialysis centers may refer patients to hospitals with which Dialysis Corporation of America has an acute inpatient dialysis service arrangement. Although the regulations of Stark II may be interpreted to apply to these types of transactions, we believe that Dialysis Corporation of America's contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with Stark II.

         If CMS or any other government entity otherwise interprets the Stark II regulations, Dialysis Corporation of America may be required to restructure certain existing compensation or investment agreements with its medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, Dialysis Corporation of America could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect both Dialysis Corporation of America's and our operations and future financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to Dialysis Corporation of America's dialysis arrangements, it is possible that Dialysis Corporation of America could be permitted to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that costs and expenses associated with such prospective compliance, if permissible, would not have a material adverse effect on Dialysis Corporation of America and consequently, on us.

         Health Insurance Reform Act

         Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to Dialysis Corporation of America for its services, or impose further regulation or restrictions on healthcare providers. Further, statutes or regulations may be adopted which demand additional requirements in order for Dialysis Corporation of America to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect Dialysis Corporation of America's business and operations, as well as its competitors.

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

         Under these programs, these governmental entities undertake a variety of monitoring activities previously left to providers to conduct, including medical utilization and fraud review, cost report audits and secondary payor determinations. The Incentive Program for Fraud and Abuse Information rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created Health Care Fraud Crimes and extended their applicability to private health plans.

         As part of the administrative simplification provisions of HIPAA, final regulations governing electronic transactions relating to healthcare information were published by HHS. These regulations require a party transmitting or receiving healthcare transactions electronically to send and receive data in single format. This regulation applies to Dialysis Corporation of America's submissions and processing of healthcare claims and also applies to many of its payors. October 16, 2003 was the deadline for covered entities to comply with HIPAA's electronic transaction requirement. We believe that Dialysis Corporation of America is in compliance with the transactions standards rule.

         HIPAA also includes provisions relating to the privacy of healthcare information. HHS' privacy rules cover all individually identifiable healthcare information known as "protected health information" and apply to healthcare providers, health plans, and healthcare clearing houses, known as "covered entities." The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient acknowledgement of receipt of a notice of privacy practices; (ii) obtain patient authorization before certain uses and disclosures of protected health information; (iii) respond to patient requests for access to their healthcare information; and (iv) develop policies and procedures with respect to uses and disclosures of protected health information. Covered entities were required to be in compliance no later than April 14, 2003. During 2003, Dialysis Corporation of America expended significant resources to develop and implement policies and procedures to address privacy issues, and we believe Dialysis Corporation of America is in compliance with the HIPAA privacy rules.

         The final HIPAA security regulations were published on February 20, 2003. Although the security standards had an effective date of April 21, 2003, most covered entitles will have until April 21, 2005 to comply with the standards. Dialysis Corporation of America is currently undergoing a review of its policies and procedures to determine whether revisions are necessary and expects to be in compliance with the HIPAA security standards on or before the compliance date.

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

         Although we believe Dialysis Corporation of America substantially complies with currently applicable state and federal laws and regulations and to date has not had any difficulty in maintaining its licenses and Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on Dialysis Corporation of America's operations cannot be predicted. No assurance can be given that Dialysis Corporation of America's dialysis operations will not be reviewed or challenged by regulatory authorities. Dialysis Corporation of America continues to work with its healthcare counsel in reviewing its policies and procedures and making every effort to comply with HIPAA and other applicable federal and state laws and regulations.

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

         Environmental and Health Regulations

         Dialysis Corporation of America's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of Dialysis Corporation of America's waste is non-hazardous. CMS requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. Dialysis Corporation of America also follows OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each dialysis facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

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

         Dialysis Corporation of America has developed a Compliance Program as part of its Corporate Integrity Program, designed to assure compliance with fraud and abuse laws and regulations. See above under the caption "Corporate Integrity Program." Dialysis Corporation of America's establishment and implementation of its compliance program, coupled with its existing policies and internal controls, could have the effect of mitigating any civil or criminal penalties for potential violations, of which it has had none since its inception 1976. We will continue to use our best efforts to ensure that Dialysis Corporation of America fully complies with federal and state laws, regulations and requirements as applicable to its operations and business.

         Recent Regulatory Developments

         Dialysis Corporation of America monitors regulatory developments that may potentially impact the dialysis industry and its operations. During 2003, regulatory items of interest included the following:

         The OIG issued a report, "Home Dialysis Payment Vulnerabilities," which addressed billing for continuous cycling peritoneal dialysis, or CCPD, for home patients under Method II. Some of the OIG's recommendations were to limit payment for Method II CCPD kits to the composite rate payable under Method I, to ensure that claims are not paid unless a method selection form has been recorded, and to collect incorrect payments made to providers.

         CMS issued a letter describing its plan to undertake a review of its current policy on EPO utilization in ESRD. In the letter, CMS solicited scientific evidence regarding EPO dosing and hemotocrit/hemoglobin levels to assist CMS to develop a policy to ensure appropriate administration of EPO to ESRD patients. A draft policy is expected on May 1, 2004, and CMS is scheduled to issue a final policy or memorandum on this matter on July 2, 2004.

         The OIG Office of Audit Services published a report, "End Stage Renal Disease Pricing Errors at Independent Facilities." This report discussed the findings of an audit of Medicare overpayments made by AdminaStar Federal to independent ESRD providers. The overpayments involved reimbursement of supplies used to administer injectable drugs that are billed outside of the Medicare composite rate. The OIG recommendations included recovery of identified overpayments.

         CMS finalized a rule eliminating the cap on ESRD bad debt reimbursement, which had limited payment of allowable bad debt to the facility's unrecovered costs.

         The Government Accounting Office, or GAO, released a report, "Dialysis
Facilities: Problems Remain in Ensuring Compliance with Medicare Quality Standards," concluding that a substantial number of dialysis facilities do not achieve minimum patient outcomes specified in clinical practice guidelines, with significant proportions of patients receiving inadequate dialysis or treatment for anemia. GAO suggested that Congress consider authorizing CMS to impose sanctions on facilities cited with serious deficiencies in consecutive surveys and also recommended creating incentives for facilities to maintain compliance with quality standards.

         The OIG's 2004 Work Plan indicates that it will focus on Method II dialysis in nursing homes. The OIG noted that a physician must certify that a Method II patient is capable of home dialysis and questioned who performs dialysis in the nursing home setting and whether these patients receive adequate clinical support.

         The Medicare Payment Advisory Commission, or MedPAC, released a report entitled "Modernizing the Outpatient Dialysis Payment System, which outlined steps to better achieve the Medicare objectives of controlling costs and promoting access to quality services." Another MedPAC report, "Variation and Innovation in Medicare," assessed the relationship between quality and dialysis providers' costs. In each report, MedPAC recommended refinement of the dialysis payment system by bundling certain currently excluded services, such as laboratory tests, supplies, and blood products, into the composite rate and accounting for factors that affect provider costs, such as dialysis method, doses, and patient case mix.

         CMS announced a four-year ESRD disease management demonstration designed to test the effectiveness of disease management models to increase quality of care for ESRD patients while ensuring that this care is provided more effectively and efficiently.

         Several Medicare studies concerning dialysis that were expected to be released in 2003 are pending, including a Composite Rate Bundling Study and updated Conditions of Coverage.


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

COMPETITION

         The medical products industry is extremely competitive and our operations are not a significant competitive factor in this area.

         The dialysis industry is also highly competitive. There are numerous providers who have dialysis centers in the same areas as Dialysis Corporation of America. Many are owned by larger corporations which operate dialysis centers regionally, nationally and internationally. Our dialysis operations are small in comparison with those corporations. Some of Dialysis Corporation of America's major competitors are public companies, including Fresenius Medical Care, Inc,
A. G., Gambro Healthcare, Inc., Renal Care Group, Inc., and Davita, Inc. These companies have substantially greater financial resources, many more centers, patients and services than Dialysis Corporation of America has, and by virtue of such may have an advantage in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis centers. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with an even greater competitive edge. Dialysis Corporation of America also faces competition from hospitals and physicians that operate their own dialysis facilities.

         Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis center for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center. Dialysis Corporation of America's medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

         Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor in the growth of this modality, renal transplantations could become a more significant competitive aspect to the dialysis treatments provided by Dialysis Corporation of America. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and returned to dialysis treatments.


EMPLOYEES

         Medicore and its subsidiaries employ 248 full time employees of which nine are administrative, 235 are with the dialysis operations and 4 are engaged in the medical products operations. In addition, Dialysis Corporation of America employs approximately 15 part-time employees and retains 14 independent contractors, consisting of the social workers and dietitians at certain of Dialysis Corporation of America's dialysis facilities in addition to medical directors who supervise patient treatment at each facility. Dialysis Corporation of America also uses approximately 43 "per diem" personnel to supplement staffing.

         We believe that our relationship with our employees as well as Dialysis Corporation of America's relationship with its employees are excellent and neither we nor Dialysis Corporation of America has suffered any strikes or work stoppages. None of Dialysis Corporation of America's or our employees are represented by a labor union. Both we and Dialysis Corporation of America are an equal opportunity employer.


RISK FACTORS

         We have listed below certain of the risk factors relating to Medicore and our securities. There may be other risks and uncertainties that we may face of which we are currently unaware which could also adversely affect our business, operations and financial condition. If any of such risks or uncertainties arise, or the risks listed below occur, our operations, earnings and financial condition could be materially harmed, which, in turn, would most likely adversely affect the trading price of our common stock. Any such event could negatively impact a shareholder's investment in Medicore.

         Our dialysis operations are the most significant business segment, and, therefore, most of the risk factors will relate to that business.

         Investment in Technology Companies

WE HAVE INVESTED IN DEVELOPMENT-STAGE PRIVATELY-HELD LINUX SOFTWARE COMPANIES, MOST, IF NOT ALL OF WHICH WILL, MOST LIKELY, REQUIRE SIGNIFICANT ADDITIONAL FINANCING IN ORDER TO CONTINUE OPERATIONS FOR THE DEVELOPMENT AND MARKETING OF THEIR PRODUCTS AND/OR SERVICES

         In 2000, we initiated a new division for the purpose of investing in technology companies, and our singular investment was the acquisition, in January, 2000, of an 8% ownership interest in Linux Global Partners, a private, development stage company involved in Linux software product development and investment. We currently hold an approximate 14% interest in Linux Global Partners and Dialysis Corporation of America holds an approximate 2% interest. As a result of our making a loan to Linux Global Partners, the subsequent default on that loan by Linux Global Partners and our sale of the collateral securing that loan at public auction, we acquired approximately 775,000 shares of common stock of Xandros, Inc., a 95% owned subsidiary of Linux Global Partners that has developed and recently commenced marketing of a Linux-based desktop operating system. Both Linux Global Partners and Xandros are recently organized companies in a highly competitive, rapidly evolving market. Neither company has current audited financial statements and both companies have a limited operating history upon which to evaluate future prospects. Moreover, both companies have incurred significant losses since inception and particularly with respect to the initial marketing efforts relating to the desktop operating system. Commercial demand for the operating system has been minimal, and sales of the system have not generated revenues of a level sufficient to meet operating expenses. Neither of the companies has the current resources necessary to pursue the development and marketing of the desktop operating system required to generate commercial interest and recognition. In the absence of a substantial increase in sales revenues from the desktop operating system, both Xandros and Linux Global Partners will require significant equity and/or debt financing in order to continue business operations and to pursue further development and marketing efforts. There can be no assurance that any of such financing will be available or that if available, will be on commercially reasonable terms. To the extent that such additional financing is not obtained, Xandros and Linux Global Partners may be required to curtail certain operations or to ultimately cease operations altogether.

         Dialysis Operations

UNTIL FISCAL 2001, DIALYSIS CORPORATION OF AMERICA HAD EXPERIENCED OPERATIONAL LOSSES

         Since 1989, when Dialysis Corporation of America sold four of its five dialysis centers, that subsidiary had experienced operational losses. Not until fiscal 2001 did Dialysis Corporation of America reflect net income. Dialysis Corporation of America initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operates and/or manages 19 centers in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, with one dialysis center under construction in Maryland. Some of Dialysis Corporation of America's dialysis centers have generated losses since their commencement of operations. This is due to operational costs and time needed to reach full capacity of dialysis treatments. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DIALYSIS OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

         Our dialysis operations are subject to extensive federal and state government regulations, which include:

         o    licensing requirements for each dialysis center
         o    patient referral prohibitions
         o false claims prohibitions for health care reimbursement and other fraud and abuse regulations
         o    record keeping requirements
         o    health, safety and environmental compliance
         o expanded protection of the privacy and security of personal medical data
         o establishing standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals

         Many of these laws and regulations are complex and open to further judicial and legislative interpretations. If Dialysis Corporation of America is forced to change its method of operations because of these regulations, our earnings, financial condition and business could be adversely affected. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, revocation of licensure, closure of one or more centers, and exclusion from participating in Medicare and Medicaid programs. Any loss by Dialysis Corporation of America of federal or state certifications or licenses would materially adversely impact our business.


DIALYSIS CORPORATION OF AMERICA'S ARRANGEMENTS WITH ITS PHYSICIAN MEDICAL DIRECTORS DO NOT MEET THE SAFE HARBOR PROVISIONS OF FEDERAL AND STATE LAWS, AND MAY BE SUBJECT TO GREATER GOVERNMENTAL SCRUTINY

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

         Dialysis Corporation of America is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies if they assert that Dialysis Corporation of America has overcharged the programs or failed to comply with program requirements, none of which it has done. Rights and remedies available under these programs include obtaining repayment from Dialysis Corporation of America of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to Dialysis Corporation of America. These programs may also impose fines, criminal penalties or program exclusions.

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

         Any such regulatory actions could adversely affect a provider's ability to continue to operate, to provide certain services, and/or its eligibility to participate in Medicare or Medicaid programs or to receive payments from other payors. Moreover, regulatory actions against one center may subject Dialysis Corporation of America's other centers, which may be deemed under common control or ownership, to similar adverse remedies.


THERE HAS BEEN INCREASED GOVERNMENTAL FOCUS AND ENFORCEMENT WITH RESPECT TO ANTI-FRAUD INITIATIVES AS THEY RELATE TO HEALTHCARE PROVIDERS

         State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Legislation has expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program. Dialysis Corporation of America has established policies and procedures that we believe are sufficient to ensure that its facilities will operate in substantial compliance with these anti-fraud requirements. While we believe that Dialysis Corporation of America's business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions, however, could have an adverse effect on Dialysis Corporation of America's and our financial position and results of operations.

DIALYSIS CORPORATION OF AMERICA'S REVENUES AND FINANCIAL STABILITY ARE DEPENDENT ON FIXED REIMBURSEMENT RATES UNDER MEDICARE AND MEDICAID

         During 2003, approximately 54% of Dialysis Corporation of America's patient revenues was derived from Medicare reimbursement and 8% of its patient revenues was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect Dialysis Corporation of America's and our revenues and profitability. Furthermore, operating costs tend to increase over the years without comparable increases in the prescribed dialysis treatment rates.


DECREASES IN REIMBURSEMENT PAYMENTS FROM THIRD-PARTY, NON-GOVERNMENT PAYORS COULD ADVERSELY AFFECT OUR EARNINGS

         Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect Dialysis Corporation of America's and our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 38% of Dialysis Corporation of America's patient revenues for 2003 was obtained from sources other than Medicare or Medicaid and equivalent programs. Dialysis Corporation of America generally charges non-governmental organizations for dialysis treatment at rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on Dialysis Corporation of America's ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed corporate rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than Dialysis Corporation of America charges, could adversely affect Dialysis Corporation of America's and our business, results of operations, and financial condition.


ANY DECREASE IN THE AVAILABILITY OF OR THE REIMBURSEMENT RATE OF EPO WOULD REDUCE DIALYSIS CORPORATION OF AMERICA'S AND OUR REVENUES AND EARNINGS

         EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. On January 1, 2003, Amgen increased the price of EPO, and there is no assurance there will not be further price increases. There currently is no alternative drug available to Dialysis Corporation of America for the treatment of anemia in its dialysis patients. The available supply of EPO could be delayed or reduced, whether by Amgen itself, as a result of unforeseen circumstances, or through excessive demand. This would adversely impact Dialysis Corporation of America's and our revenues and profitability, since approximately 28% of Dialysis Corporation of America's medical revenues in 2003 were based upon the administration of EPO to its dialysis patients. Most of Dialysis Corporation of America's EPO reimbursement is from government programs. We are unsure whether there will be an EPO reimbursement rate reduction, but if such occurs, it would adversely affect Dialysis Corporation of America's and our revenues and earnings.

A NEW ANEMIA TREATMENT DRUG COULD AFFECT DIALYSIS CORPORATION OF AMERICA'S USE OF EPO, ADVERSELY IMPACTING OUR PROFITABILITY.

         Amgen is the sole manufacturer of EPO, which is administered in conjunction with dialysis treatments to address a patient's anemia. Amgen has developed and obtained FDA approval for its new drug Aranesp(R), which is also to be used to treat anemia, and which is indicated to be effective for two to three weeks. Should Amgen market Aranesp(R) to treat anemia in dialysis patients, it could reduce the use of EPO by dialysis providers. Based on its longer lasting capabilities, potential profit margins on Aranesp(R) could be significantly lower thaN on EPO, and furthermore, Aranesp(R) could be administered by a dialysis patient's physician, further eliminating potential revenues from the treatment of anemia in our dialysis patients. The introduction of Aranesp(R) as an anemia treatment for dialysis patients, therefore, could adversely impact Dialysis Corporation of America's and our revenues and profitability.


DIALYSIS CORPORATION OF AMERICA'S ABILITY TO GROW IS SUBJECT TO ITS RESOURCES AND AVAILABLE LOCATIONS

         Other than two center acquisitions in 2002 and 2003, expansion of Dialysis Corporation of America's operations has been through construction of dialysis centers. This is due to the substantial costs involved in an acquisition, usually valued on a per-patient basis. Dialysis Corporation of America seeks areas with qualified and cost-effective nursing and technical personnel and a sufficient population to sustain a dialysis center. These opportunities are limited and Dialysis Corporation of America competes with much larger dialysis companies for appropriate locations. The time period from the beginning of construction through commencement of operations of a dialysis center generally takes four to six months and sometimes longer. Once the center is operable, it generates revenues, but usually does not operate at full capacity, and may incur losses for approximately 12 months or longer. Dialysis Corporation of America's growth strategy based on construction also involves the risks associated with its ability to identify suitable locations to develop additional centers. Those centers that are developed may never achieve profitability, and additional financing may not be available to finance future development.

         Dialysis Corporation of America's inability to acquire or develop dialysis centers in a cost-effective manner would adversely affect its ability to expand its dialysis business and as a result, both Dialysis Corporation of America's and our profitability.

         Growth places significant demands on Dialysis Corporation of America's financial and management skills. Dialysis Corporation of America's inability to meet the challenges of expansion and to manage any such growth would have an adverse effect on its management, results of operations and financial condition.


DIALYSIS CORPORATION OF AMERICA'S ATTEMPTS TO EXPAND THROUGH DEVELOPMENT OR ACQUISITION OF DIALYSIS FACILITIES WHICH ARE NOT CURRENTLY IDENTIFIED ENTAILS RISKS WHICH SHAREHOLDERS AND INVESTORS WILL NOT HAVE A BASIS TO EVALUATE

         Dialysis Corporation of America expands generally by seeking an appropriate location for development of a dialysis center and by taking into consideration the potential geographic patient base, the availability of a physician nephrologist to be medical director of that dialysis center, and a skilled work force. Construction and equipment costs for a new dialysis center with 15 stations typically range from $600,000 to $750,000. The cost of acquiring a center is usually much greater. There is no assurance that Dialysis Corporation of America will be successful in developing or acquiring dialysis centers, or otherwise expanding its operations. Dialysis Corporation of America is negotiating with nephrologists and others to establish new dialysis centers, but there is no assurance that these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities by Dialysis Corporation of America.


DIALYSIS CORPORATION OF AMERICA DEPENDS ON PHYSICIAN REFERRALS, AND THE LIMITATION OR CESSATION OF SUCH REFERRALS WOULD ADVERSELY IMPACT DIALYSIS CORPORATION OF AMERICA'S AND OUR REVENUES AND EARNINGS

         Dialysis Corporation of America's dialysis facilities and those centers it seeks to develop are and will be dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology. Generally, the nephrologist or medical professional association of physicians supervising a particular dialysis center's operations, known as a medical director of that facility, account for most of the patient base. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other conveniently located dialysis facility. Dialysis Corporation of America may not be able to renew or otherwise negotiate compensation under the medical director agreements with its medical director physicians who could terminate the relationship, which, without a suitable medical director replacement, could result in closure of the facility. Accordingly, the loss of these key referring physicians at a particular center could have a material adverse effect on the operations of the center and could adversely affect Dialysis Corporation of America's and our revenues and earnings.

         Some of the medical directors or medical groups with whom they are associated own minority interests in certain of the subsidiaries operating Dialysis Corporation of America's dialysis centers. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect Dialysis Corporation of America's relationship with these key referring physicians, their medical groups, or their patients, who may seek dialysis treatment elsewhere. The resulting loss of patients would have an adverse effect on Dialysis Corporation of America's and our business and financial condition.


INDUSTRY CHANGES COULD ADVERSELY AFFECT DIALYSIS CORPORATION OF AMERICA'S
BUSINESS

         Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. Dialysis Corporation of America's business is designed to function within the current healthcare financing and reimbursement system. In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things. In addition, proposals to reform the healthcare system have been considered by Congress, and still remain a priority issue. Any new legislative initiatives, if enacted, may (i) further increase government regulation of or other involvement in healthcare, (ii) lower reimbursement rates, and (iii) otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of those events or what impact they may have on Dialysis Corporation of America's or our earnings, financial condition or business.

DIALYSIS CORPORATION OF AMERICA'S BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION, AND IT MUST COMPETE EFFECTIVELY, OTHERWISE ITS GROWTH COULD SLOW

         Dialysis Corporation of America is operating in a highly competitive environment in terms of operations, development and acquisition of existing dialysis centers. Competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating, resulting in several very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Most of Dialysis Corporation of America's competitors have significantly greater financial resources, more dialysis facilities and a larger patient base. In addition, technological advances by Dialysis Corporation of America's competitors may provide more effective dialysis treatments than the services provided by its centers.

         Dialysis Corporation of America also experiences competition from physicians who open their own dialysis facilities. Competition for existing centers has increased the costs of acquiring such facilities. Competition is also intense for qualified nursing and technical staff as well as for nephrologists with an adequate patient base. Dialysis Corporation of America's failure to compete effectively could significantly impair its continued growth and, consequently, our financial condition.


MEDICORE, WHICH OWNS 59% OF THE VOTING SECURITIES OF DIALYSIS CORPORATION OF AMERICA, HAS SOME COMMON OFFICERS AND DIRECTORS, WHICH PRESENTS THE POTENTIAL FOR CONFLICTS OF INTEREST

         We own 59% of the common stock of Dialysis Corporation of America, and are able to elect all of Dialysis Corporation of America's directors and otherwise control Dialysis Corporation of America's management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board and Chief Executive Officer of both our company and Dialysis Corporation of America, and also the President of our company, and Daniel R. Ouzts is Vice President of Finance and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to Dialysis Corporation of America. Lawrence E. Jaffe, Esq., a member of Jaffe & Falk, LLC, our general counsel, is a director and our corporate Secretary, as well as the corporate Secretary of Dialysis Corporation of America. The costs of executive salaries and other shared corporate overhead for these companies are allocated on the basis of time spent. The amount of expenses charged by Medicore to Dialysis Corporation of America for 2003 amounted to approximately $200,000.

         Additionally, there have been past and there are current transactions between us and Dialysis Corporation of America and their directors, including loans and insurance coverage. Dialysis Corporation of America advanced funds to us for working capital requirements until we sold Techdyne, Inc., another of our public subsidiaries, in June, 2001. Dialysis Corporation of America also loaned us $2,200,000 over the last two years for our financing and investment in Linux Global Partners, a private company involved, through its 95% owned subsidiary, Xandros, in the development of a Linux desktop product and investing in Linux software companies. We repaid that loan to Dialysis Corporation of America in June, 2001, with approximately $294,000 of accrued interest.

         In March, 2004, we agreed to provide Dialysis Corporation of America with up to $1,500,000 in dialysis equipment financing under a demand promissory note with annual interest at the prime rate plus 1.25%.

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

         We are dependent upon the services of Thomas K. Langbein, Chairman of the Board and our Chief Executive Officer and President, who also holds the position of Chairman of the Board with Dialysis Corporation of America. We are also dependent on the services of Stephen W. Everett, director and President of Dialysis Corporation of America. Mr. Langbein has been involved with Medicore since 1971, when his investment banking firm, Todd & Company, Inc., took us public, and with Dialysis Corporation of America since it became a public company in 1977 (originally our wholly-owned subsidiary organized in 1976). Mr. Everett joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer in May, 2003. Mr. Everett has been involved in the healthcare industry for 24 years. It would be very difficult to replace the services of these individuals, whose services, both individually and combined, if lost would adversely affect our operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance on any of our officers.


         General

POSSIBLE DELISTING AND RISKS OF LOW PRICED STOCKS

         Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or market capitalization of $35,000,000 or net income of $500,000 for our most recently completed fiscal year or in two of the last three most recently completed fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among other criteria. For SmallCap companies, such as us, there are different types of deficiencies that may occur, with different cure periods:

         o failure to meet the continued inclusion requirement for two active market makers for 10 consecutive business days; cure period, 30 calendar days from Nasdaq notification; compliance required for a minimum of 10 consecutive business days

         o failure to meet the continued inclusion requirement for $1,000,000 of market value of publicly held common stock for 30 consecutive business days; cure period, 90 calendar days from Nasdaq notification; compliance required for a minimum of 10 consecutive business days

         o failure to meet the continued inclusion requirement for $1.00 minimum bid price for 30 consecutive business days; cure period of 180 calendar days from Nasdaq notification; issuer is afforded an additional 180 day compliance period, provided on the 180th day from Nasdaq notification the issuer demonstrates compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal years), stockholders' equity of $5,000,000, or market capitalization of $50,000,000

         If a company is unable to demonstrate compliance, assuming any of the above deficiencies, the security is subject to delisting. The security might be able to trade on the OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for that company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of that company's securities, and may be exposed to a risk of decline in the market price of the common stock.

         In December, 2000 and again in April, 2001, we received notification from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market that our common stock failed to maintain a closing bid price greater than or equal to $1.00 per share for 30 consecutive days, as required by Marketplace Rule 4310(c)(4). In each instance, we maintained our Nasdaq SmallCap Market listing. These situations relating to the trading market qualifications are beyond our control. We cannot assure you we will not be deficient in one or more listing maintenance criteria, whether within or beyond our control, that, without a timely cure and continued compliance, could cause our common stock to be delisted from the Nasdaq SmallCap Market.


SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

         Our officers and directors own approximately 2,774,000 shares of our common stock and 212,331 options exercisable into an additional 212,331 shares of our common stock. A registration statement covering the sale of shares held by officers and directors may be effected, since these are controlling persons of Medicore, and all their shares, including those issuable upon exercise of their options, would be eligible for sale into the public market without restriction, if so registered. Also, the officers' and directors' common stock, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. These conditions include holding the shares for one year from acquisition, volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale, the filing of a Form 144, Medicore continuing to timely file its reports under the Exchange Act, and the sales being made directly to a market maker or otherwise sold through a typical broker's transaction, with normal commissions and no prearranged solicitations of the purchase order. Our tradable common stock, known as the float, is approximately 4,199,000 shares, and the approximately 2,774,000 shares of common stock directly owned by the officers and directors represents approximately 66% of the float, and including the options for 212,331 additional shares approximately 71% of the float. Accordingly, the sale by such officers and directors, whether through a registration statement or under Rule 144, may have an adverse affect on the market price of our common stock, and may inhibit our ability to manage subsequent equity or debt financing. If these shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of their options into the public market, the market price of our common stock could fall.


ITEM 2.  PROPERTIES

         Medicore leases 2,800 square feet for its executive offices in Hialeah, Florida pursuant to a lease expiring December 31, 2007. We also lease a 5,000 square foot facility at a different location in Hialeah,

Florida, for our medical product operations pursuant to a five year lease expiring June 30, 2008, with one five year renewal option. We also lease 5,000 square feet of warehouse space in Hialeah, Florida for our medical product operations under a lease through June 30, 2008. Our previously existing lease for 1,500 square feet also in Hialeah, Florida had not been renewed, and expired on January 31, 2004. Medicore also leases 3,900 square feet of space for other executive offices in Hasbrouck Heights, New Jersey through March 31, 2006.

         Dialysis Corporation of America owns three properties, one located in Lemoyne, Pennsylvania, a second in Easton, Maryland, and a third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each. The lease is guaranteed by the tenant's parent company. Dialysis Corporation of America uses approximately 600 square feet at that property for an administrative office.

         The Lemoyne property consists of approximately 15,000 square feet and houses one of Dialysis Corporation of America's dialysis centers which accounts for approximately 5,400 square feet under a five year lease through December 22, 2008, with one additional renewal period of five years. The center is approved for 17 dialysis stations with space available for expansion. Dialysis Corporation of America uses approximately 4,000 square feet of the Lemoyne property for administrative offices.

         Dialysis Corporation of America paid off the remaining balance on first mortgages on its Easton, Maryland and Lemoyne, Pennsylvania properties in December 2002. The Easton, Maryland property has a mortgage securing a $700,000 development loan made by a third party to Dialysis Corporation of America's Vineland, New Jersey subsidiary at an annual interest rate of 1% over the prime rate, maturing in December 2007, which loan Dialysis Corporation of America guarantees. This loan had a remaining principal balance of approximately $636,000 at December 31, 2003. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America acquired property in Valdosta, Georgia in 2000, which property is subject to a five year $788,000 mortgage obtained in April, 2001 accruing interest at the prime rate plus 1/2% with a minimum rate of 6%, maturing in April, 2006. This mortgage had a remaining principal balance of approximately $715,000 at December 31, 2003. Dialysis Corporation of America constructed a dialysis center at this property comprising approximately 6,000 square feet which it has leased to one of its subsidiaries for $90,600 per year under a 10-year lease, with two additional renewal periods of five years each.

         With respect to its Cincinnati, Ohio facility, Dialysis Corporation of America purchased the property and completed the construction of an approximately 5,000 square foot dialysis facility at a cost of approximately $740,000. In February, 2003, Dialysis Corporation of America sold the property to a corporation owned by the medical director of that facility which, in turn, leased the facility to Dialysis Corporation of America's Cincinnati subsidiary for an initial term of 10 years from the commencement date of February 6, 2003, with two additional five-year renewal periods. Annual rental fees remain the same for the first four years of the lease, and thereafter increase based upon a percentage increase in the CPI for the Cincinnati, Ohio area. Tenant improvements at the Cincinnati facility aggregated $75,000 and were funded by a loan from DCA to its Cincinnati subsidiary operating this dialysis center, for which the Cincinnati subsidiary issued to Dialysis Corporation of America a five-year promissory note. The loan must be paid prior to that subsidiary paying any other indebtedness, and earlier if the subsidiary has cash flow or other proceeds available for distribution to its members under its operating agreement, subject to tax payment distributions which have a priority. Should the Cincinnati subsidiary sell additional limited liability interests, the proceeds will first be used to repay the loan.

         In addition to its Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, Dialysis Corporation of America presently has 15 other dialysis centers, including the facility in Toledo, Ohio in which it has a 40% interest, that lease their respective facilities from unaffiliated third parties, most under five to ten year initial terms, usually with two additional renewal periods of five years each, for space ranging from approximately 3,000 to 7,000 square feet. Dialysis Corporation of America sublets a minimal amount of space at two of its dialysis centers to the physicians who are its medical directors at those centers, for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

         Dialysis Corporation of America leases approximately 2,300 square feet in Hanover, Maryland for executive offices pursuant to a five year lease with one five year renewal option. DCA is in the process of negotiating a lease for approximately twice the space in Linthicum, Maryland, where it anticipates moving its executive offices in the summer of 2004.

         Dialysis Corporation of America is constructing a new center in Maryland and is actively pursuing the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

         Dialysis Corporation of America constructs most of its dialysis centers, which have state-of-the-art equipment and facilities. Dialysis stations are equipped with modern dialysis machines under a November, 1996 master lease/purchase agreement. Dialysis Corporation of America now acquires its equipment with advances from us under a demand promissory note for up to $1,500,000 with annual interest on advances at 1.25% over the prime rate. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 13, "Certain Relationships and Related Transactions," and Notes 2 and 15 to "Notes to Consolidated Financial Statements."

         None of the dialysis facilities are operating at full capacity. See "Business - Dialysis Operations - Location, Capacity and Use of Facilities" above. The existing dialysis facilities could accommodate greater patient volume, particularly if Dialysis Corporation of America were to increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. Dialysis Corporation of America also has the ability and space at most of its facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         We own two adjacent buildings and land near these buildings in Hialeah, Florida which we lease to our former subsidiary, Techdyne, under a ten year lease expiring August 31, 2010.


ITEM 3.  LEGAL PROCEEDINGS

         In August, 2002, we initiated an action against our former subsidiary, Viragen, Inc., in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida for breach of a royalty agreement we have with Viragen, and for an accounting of sales by Viragen and its affiliates and sub-licensees of licensed products, including interferon, and all products or any substance or group of substances which involve or include interferon.

         In July, 2003, we reached an agreement with Viragen pursuant to mediation proceedings following our obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to us by Viragen under the royalty agreement. See Note 2 to "Notes to Consolidated Financial Statements."

         In July, 2002, Dialysis Corporation of America initiated an action against Lawrence Weber Medical, Inc. d/b/a Omnicare Renal Services in the United States District Court for the Middle District of Pennsylvania asserting a breach by Omnicare of a Consulting Services Agreement. Dialysis Corporation of America was seeking damages and costs of the legal action. Omnicare filed an answer and counterclaims against Dialysis Corporation of America and its subsidiary alleging breaches of the Consulting Services Agreement and related agreements between the parties seeking damages. On February 19, 2004, that case was settled, the specific terms of which are confidential. The court ordered the dismissal of the action by each party, with a right to reinstate for good cause and for the settlement to be consummated by the parties by April 18, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise. Shareholders of record on April 16, 2004 will be entitled to vote at our annual meeting of shareholders scheduled for June 3, 2004. Those shareholders will receive a proxy statement which will provide certain information relating to "Directors and Executive Officers," "Executive Compensation." "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," "Certain Relationships and Related Transactions," and "Principal Accountant Fees and Services," which information is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2003. See
Part III of this Annual Report, Items 10 through 14.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE

         Our shares trade on the Nasdaq SmallCap Market under the symbol "MDKI." The table below indicates the high and low bid prices for our common stock as reported by Nasdaq for the four quarters for the years ended December 31, 2002 and 2003.

                                                          BID PRICE
                                                             ------
                                              HIGH                       LOW
                                              ----                       ---
         2002
         ----
         1st Quarter.................          $1.76                     $1.47
         2nd Quarter................            2.77                      1.25
         3rd Quarter................            1.77                      1.10
         4th Quarter................            1.99                       .93

                                                          BID PRICE
                                                             ------
                                              HIGH                       LOW
                                              ----                       ---
         2003
         ----
         1st Quarter................           $1.54                     $1.15
         2nd Quarter................            1.71                      1.19
         3rd Quarter................            2.39                      1.16
         4th Quarter................            2.70                      1.82


         The closing sales price of Medicore common stock at March 22, 2004 was $3.05 per share.

         Bid prices represent prices between bidders, and do not include retail mark-ups, mark-downs, or any commission, and may not necessarily represent actual transactions.

STOCKHOLDERS

         As of March 22, 2004, there were approximately 1,080 shareholders of record, as reported by our transfer agent. We have been advised by ADP, which organization holds securities for brokers and depositories, that our common stock is beneficially held by approximately 1,643 shareholders.

DIVIDEND POLICY

         We have not paid any cash dividends in the last two years. Dividends are paid at the discretion of the board of directors, and depend on our earnings, capital requirements, financial condition, and other similar relevant factors. No dividend payments are expected to be made in the immediate future. Any earnings will be retained for use in our business.

EQUITY COMPENSATION PLAN

         The following table provides certain information with respect to securities issuable in connection with our equity compensation plans outstanding that were approved by shareholders and equity compensation plans outstanding that were not approved by shareholders, in each case in effect as of December 31, 2003.


                                                                                             Number of securities
                                                                                            remaining available for
                                                                                           future issuance under equity
                                    Number of securities to be     Weighted-average            compensation plans
                                    issued upon exercise of        exercise price of          (excluding securities
                                       outstanding options,       outstanding options,             reflected
                                       warrants and rights         warrants and rights           in column (a))
                                    ----------------------------------------------------------------------------------
Plan Category                                  (a)                         (b)                        (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders:               501,332(1)                    $1.45                   651,000(2)
Equity compensation plans not
approved by security holders:               200,000(3)                    $2.50

---------------

(1) The options, all of which were granted under our 1989 Stock Option Plan, are five years in duration, expiring in July, 2005 (except for 42,000 options which are exercisable for three years through September, 2006), of which 473,332 options have vested and 28,000 are non-vested. The options contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions.

(2) Includes 500,000 options available for grant through February, 2005, under our 2000 Stock Option Plan and the balance of 151,000 options are available for future grant through May, 2009, under our 1989 Stock Option Plan.

(3) Representing non-qualified options issued as partial consideration in connection with a third party non-exclusive consulting agreement, which options are exercisable through May, 2005, provided that if we terminate the consulting agreement prior to its expiration, then the options must be exercised by the holder thereof within six months following such termination.


SALE OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT

         There were no sales of our securities, registered or unregistered, under the Securities Act of 1933, as amended (the "Securities Act"), except under option exercises which were exempt from the registration requirements of
Section 5 of the Securities Act under the private placement exemption of Section 4(2) and/or Regulation D of the Securities Act, based on the limited number of optionees who are our officers, directors and key employees, as well as officers and directors of our public subsidiary, Dialysis Corporation of America. See
Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and Note 6 to "Notes to Consolidated Financial Statements."


STOCK REPURCHASES

         In December, 2002, the board of directors authorized us to buy back up to 1,000,000 shares of our common stock based upon the current market price. We did not make any repurchases of our common stock in fiscal 2002. During the first six months of fiscal 2003, we repurchased an aggregate of 48,500 shares for approximately $70,000. We did not make any repurchases of our common stock during the fourth quarter of 2003. See Note 13 to "Notes to Consolidated Financial Statements."


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the five years ended December 31, 2003 is derived from the audited consolidated financial statements of the company and its subsidiaries. The consolidated financial statements are related notes for the three years ended December 31, 2003, together with the related Reports of Independent Certified Public Accountants, are included elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                     (in thousands except per share amounts)

                                                              YEARS ENDED DECEMBER 31
                                                ------------------------------------------------------
                                                  2003       2002       2001        2000        1999
                                                --------   --------   --------    --------    --------
Revenues - continuing operations(1)             $ 32,110   $ 26,932   $ 20,691    $ 10,797    $  7,507
Net income (loss) - continuing operations(1)         273        482       (339)       (776)       (758)
Net income (loss)(2)                                 273        482      1,232        (406)       (613)
Income (loss) per common share:(2)
   Basic                                        $    .04   $    .07   $    .20    $   (.07)   $   (.11)
   Diluted                                      $    .03   $    .06   $    .20    $   (.07)   $   (.11)


                         CONSOLIDATED BALANCE SHEET DATA
                                 (in thousands)

                                                                                 DECEMBER 31
                                                              -----------------------------------------------
                                                                2003      2002      2001      2000      1999
                                                              -------   -------   -------   -------   -------
Working capital                                               $13,432   $14,306   $13,094   $17,372   $15,840
Total assets                                                   30,815    28,676    29,833    41,428    38,610
Long-term debt, net of current portion                          2,097     2,727     3,124    10,355     8,363
Stockholders' equity                                           16,993    16,482    16,035    13,534    14,282



(1) Reflects reclassification as discontinued operations of amounts related to Techdyne, of which subsidiary we sold our 71.3% interest in June, 2001.
(2)      Includes Techdyne in 2001, 2000 and 1999.  See Note (1) above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our consolidated financial statements, including the notes, included elsewhere in this Annual Report on Form 10-K. Please also review the Cautionary Notice Regarding Forward-Looking Information on page one of this Annual Report.


OVERVIEW

         Although we have a medical products division and investment in two affiliated technology companies, our primary operations, revenues and income are derived from our dialysis operations through our 59% public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 19 outpatient dialysis centers, including the management of each of a center in which it holds a 40% minority interest and one unaffiliated dialysis center. In addition, Dialysis Corporation of America provides dialysis treatments to patients at seven hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment.

         The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:


                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                          2003         2002         2001
                                        -------      -------      -------
In center                               103,025(1)    86,475(1)    63,803(1)
Home peritoneal                           7,193        4,504        2,824
Acute                                     8,010(1)     9,116(1)     9,412(1)
                                        -------      -------      -------
                                        118,228(1)   100,095(1)    76,039(1)
                                        =======      =======      =======

---------------

(1) Treatments by the two managed centers included: in-center treatments of 11,081, 6,563 and 3,156, respectively, for 2003, 2002 and 2001; no home peritoneal treatments; and acute treatments of 156, 87 and 157, respectively, for 2003, 2002 and 2001.

         Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in its dialysis patients. EPO is currently available from only one manufacturer, and no alternative drug has been available to Dialysis Corporation of America for the treatment of anemia in its dialysis patients. If the available supply of EPO were reduced either by the manufacturer or due to excessive demand, Dialysis Corporation of America's and our revenues and net income would be adversely affected. The manufacturer of EPO increased its price in early 2003, and could implement further price increases which would adversely affect Dialysis Corporation of America's and our net income. This manufacturer has also developed another anemia drug that could possibly substantially reduce Dialysis Corporation of America's and our revenues and profit margins from the treatment of anemia in dialysis patients.

         ESRD patients must either obtain a kidney transplant or obtain regular dialysis treatments for the rest of their lives. Due to a lack of suitable donors and the possibility of transplanted organ rejection, the most prevalent form of treatment for ESRD patients is hemodialysis through a kidney dialysis machine. Hemodialysis patients usually receive three treatments each week with each treatment lasting between three and five hours on an outpatient basis. Although not as common as hemodialysis in an outpatient facility, home peritoneal dialysis is an available treatment option, representing the third most common type of ESRD treatment after outpatient hemodialysis and kidney transplantation.

         Approximately 62% of medical service revenues from our dialysis operations are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

         The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

                                                             YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                         2003         2002         2001
                                                      -------      -------      -------
Medicare                                                  54%          49%          48%
Medicaid and comparable programs                           8%           9%          11%
Hospital inpatient dialysis services                       7%          10%          15%
Commercial insurers and other private payors              31%          32%          26%
                                                      -------      -------      -------
                                                         100%         100%         100%
                                                      =======      =======      =======

         The medical service revenues from our dialysis operations are derived primarily from four sources: outpatient hemodialysis services, home peritoneal dialysis services, inpatient hemodialysis services and ancillary services. The following table shows the breakdown of medical service revenues from our dialysis operations (in thousands) derived from primary revenue sources and the percentage of total medical service revenue represented by each source for the periods presented:

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                               2003                   2002                 2001
                                        ------------------    ------------------    ------------------
Outpatient hemodialysis services        $14,760         50%   $12,796         51%   $ 9,167         48%
Home peritoneal dialysis services         1,294          4%       823          3%       475          3%
Inpatient hemodialysis services           2,114          7%     2,546         10%     2,742         14%
Ancillary services                       11,508         39%     8,997         36%     6,536         35%
                                        -------    -------    -------    -------    -------    -------
                                        $29,676        100%   $25,162        100%   $18,920        100%
                                        =======    =======    =======    =======    =======    =======


         Essential to profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by CMS. Although we are not aware of any proposals in this regard, the level of Dialysis Corporation of America's, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Increased operating costs with respect to dialysis treatment as well as reductions in commercial third-party reimbursement rates could also adversely affect Dialysis Corporation of America's, and therefore, our margins and profitability.

         The healthcare industry is subject to extensive regulation of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws would require Dialysis Corporation of America to restructure its business practices which, in turn, could materially adversely affect its operations and financial condition. See Item 1, "Business - Regulation - Dialysis Corporation of America." Dialysis Corporation of America has developed a Corporate Integrity Program to assure that it provides the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. See Item 1, "Business - Corporate Integrity Program."

         Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America's ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and amounts of financial resources available for acquiring and/or developing dialysis facilities in areas targeted by Dialysis Corporation of America. Additionally, there is intense competition for retaining qualified nephrologists who would serve as medical directors of and be responsible for the supervision of these dialysis centers. There is no assurance as to when any new dialysis center or inpatient service contract with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected Dialysis Corporation of America's results of operations in the short term due to start-up costs and expenses and a smaller patient base.


RESULTS OF OPERATIONS

The following table shows our results of continuing operations (in thousands) for the periods presented:

                                                           2003       2002       2001
                                                       --------   --------   --------
Product sales                                          $    811   $    890   $    861
Medical service revenues                                 29,676     25,162     18,920
                                                       --------   --------   --------
         Total sales                                     30,487     26,052     19,781
Other income                                                839        880        910
Gain on sale of securities                                  784         --         --
                                                       --------   --------   --------
         Total revenues                                  32,110     26,932     20,691

Cost of product sales                                       514        497        776
Cost of medical services                                 18,221     15,067     12,022
                                                       --------   --------   --------
         Total cost of sales                             18,735     15,564     12,798
Selling, general and administrative expenses             11,345      8,734      7,870
Provision for doubtful accounts                             290        705        661
Interest expense                                            202        242        228
                                                       --------   --------   --------
         Total cost and expenses                         30,572     25,245     21,557
                                                       --------   --------   --------

Income (loss) before income taxes, minority interest
and equity in affiliate earnings (loss)                   1,538      1,687       (866)

Income tax provision (benefit)                              636        647       (928)
                                                       --------   --------   --------

Income before minority interest and equity
  in affiliate earnings (loss)                              902      1,040         62

Minority interest in income of
  consolidated subsidiaries                                 673        627        385

Equity in affiliate earnings (loss)                          44         69        (16)
                                                       --------   --------   --------

Net income (loss) from continuing operations           $    273   $    482   $   (339)
                                                       ========   ========   ========


         2003 COMPARED TO 2002

         Consolidated revenues, including a $784,000 gain on the sale of securities, increased by approximately $5,178,000 (19%) in 2003 compared to the preceding year. Sales revenues increased by approximately $4,435,000 (17%) compared to the preceding year.

         Other income which is comprised of interest income, rental income, management fee income and miscellaneous other income decreased approximately $40,000 compared to the preceding year. Interest income decreased approximately $229,000 largely due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners. See Note 11 to "Notes to Consolidated Financial Statements." Management fee income, which includes income related to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated Georgia dialysis center which became effective in September 2002, increased approximately $129,000. Rental income increased approximately $19,000 and miscellaneous other income increased by approximately $40,000. See Note 1 to "Notes to Consolidated Financial Statements."

         Medical product sales revenues decreased approximately $79,000 (9%) for 2003 compared to the preceding year which is attributable to decreased sales to a major customer that has indicated it is changing suppliers and has commenced phasing out purchases from us. Although management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base, we cannot assure you that we will be able to replace lost sales or increase other sales. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products has been less than anticipated.

         Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $4,514,000 (18%) for 2003 compared to the preceding year, which increase was primarily attributable to a 14% increase in total dialysis treatments performed by DCA from 93,443 in 2002 to 106,991 in 2003. This increase reflects (i) increased revenues of Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $1,998,000; (ii) increased revenues of approximately $674,000 for its Georgia centers; (iii) revenues of approximately $1,255,000 for its new Maryland center; and (iv) revenues of approximately $709,000 for its new Ohio center; partially offset by decreased revenues of approximately $95,000 for its New Jersey centers reflecting termination of two New Jersey acute care contracts and a decrease of $27,000 in consulting and license income.

         Cost of sales as a percentage of consolidated sales amounted to 61% for 2003 compared to 60% for the preceding year.

         Cost of goods sold for the medical products division as a percentage of medical product sales was 63%, for 2003 compared to 56% for the preceding year. Changes in cost of goods sold for this division resulted largely from a change in product mix.

         Cost of medical services sales as a percentage of medical services revenues increased to 61% for the year ended December 31, 2003, compared to 60% for the preceding year, which increase is primarily attributable to (i) costs for treatments at new dialysis centers prior to Medicare approval of these centers resulting in no corresponding medical service revenues for such treatments, (ii) increases in the cost of EPO as a percentage of EPO sales revenues, and (iii) increases in the cost of professional liability insurance. The cost of professional liability insurance coverage for our medical services division increased by $43,000 or 62% for the year ended December 31, 2003, compared to the preceding year. While a portion of this increase is attributable to Dialysis Corporation of America's new centers and overall increase in treatments, a substantial portion of the cost increase relates to the general market conditions for professional liability coverage including reduced availability and higher costs for this coverage. Continued cost increases for professional liability coverage at Dialysis Corporation of America could adversely impact both Dialysis Corporation of America's and our earnings.

         Approximately 28% of Dialysis Corporation of America's 2003 medical services revenues were derived from the administration of EPO to its patients compared to 26% for the preceding year. EPO is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America's ability to offset any such increases.

         Selling, general and administrative expenses, increased $2,579,000 for 2003 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Maryland and Ohio, the cost of additional support activities from expanded dialysis operations and an aggregate of approximately $598,000 of stock option exercise bonuses to officers, directors and employees and officer bonuses compared to approximately $100,000 in the preceding year.

         Provision for doubtful accounts decreased by approximately $416,000, primarily through Medicare bad debt recoveries of approximately $341,000 during 2003. Without the effect of Medicare bad debt recoveries, the provision for doubtful accounts receivable would have amounted to 2% of sales for the year ended December 31, 2003 compared to 3% for the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently resolved, plus recovery of amounts previously considered uncollectible from our Medicare cost report filing. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

         Although operations of additional dialysis centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact Dialysis Corporation of America's and our results of operations until they achieve a patient count sufficient to sustain profitable operations.

         Dialysis Corporation of America experienced same-center growth in total treatments of approximately 7% in 2003, and same-center revenues grew approximately 9% in fiscal 2003. Dialysis Corporation of America continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, it is reviewing technological improvements and intends to make capital investment to the extent it is confident such improvements will improve patient care and operating performance.

         Interest expense decreased by approximately $41,000 for 2003 compared to the preceding year, reflecting lower interest rates on variable rate debt and reduced average borrowings. See Note 3 to "Notes to Consolidated Financial Statements."

         The prime rate was 4.00% at December 31, 2003 and 4.25% at December 31, 2002.

         Equity in affiliate earnings (loss) represents equity in the earnings
(loss) incurred by Dialysis Corporations of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001.

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

         Medical service revenues, representing the revenues of our dialysis division, Dialysis Corporation of America, increased approximately $6,243,000 (33%) for 2002 compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,947,000, including revenues of $874,000 for our new Pennsylvania facility which commenced operations in January 2002; decreased revenues of approximately $71,000 for our New Jersey centers reflecting a reduction in patients at one of our New Jersey facilities and termination of our two New Jersey acute care contracts; and increased revenues of approximately $4,454,000 for our Georgia centers, two of which became operational during 2001 and which contributed $3,263,000 additional revenues in 2002, another acquired in April 2002 for which 2002 revenues amounted to $1,212,000; and a decrease of $87,000 in consulting and license income.

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

         Selling, general and administrative expenses, increased $864,000 for 2002 compared to the preceding year. Included in 2001 was $875,000 stock compensation expense for 875,000 shares issued to officers and directors, $158,000 from forgiveness of amounts due from exercise of stock options, officer bonus compensation of $190,000 (compared to $170,000 in 2002, including $70,000 officer bonuses and $100,000 Dialysis Corporation of America Director bonuses) and a goodwill write-off of $52,000 related to the Medical Supply Division due to continuing operating losses of this division. Without the effect of these unusual items, selling, general and administrative expenses would have increased $1,965,000 for 2002 compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis center in Pennsylvania, the Georgia center acquired in April 2002 and a full year's operations for the two Georgia centers opened during 2001; and the cost of additional support personnel for Dialysis Corporation of America. As a percent of consolidated sales revenue, exclusive of the effect of the unusual items, selling, general and administrative expenses would have amounted to 33% for the year ended December 31, 2002 and for the year ended December 31, 2001.

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

         Dialysis Corporation of America experienced same-center growth in total treatments of approximately 18% in 2002. Same-center revenues grew 22% in fiscal 2002. Dialysis Corporation of America made an acquisition in May 2002 of a facility in Georgia that added 4% to revenue. Management continues to search for ways to operate more efficiently and reduce costs through process improvements and improve our bottom line. We are reviewing technological improvements as well, and will make the capital investment if we are confident such improvements will improve patient care and operating performance.

         Interest expense, increased by approximately $14,000 for 2002 compared to the preceding year, primarily as a result of additional Dialysis Corporation of America equipment financing agreements and increased average borrowings under the company's medical supply division line of credit. See Note 3 to "Notes to Consolidated Financial Statements."

         The prime rate was 4.25% at December 31, 2002 and 4.75% at December 31, 2001.

         Equity in affiliate earnings (loss) represents equity in the earnings
(loss) incurred by Dialysis Corporation of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $13,432,000 at December 31, 2003, which reflects a decrease of $875,000 (6%) during 2003. The change in working capital included an increase in cash of $2,235,000 including net cash provided by operating activities of $825,000, net cash provided by investing activities of $2,272,000 (including additions to property, plant and equipment of $1,661,000, $745,000 in payments relating to Dialysis Corporation of America's acquisition of a facility and the minority interest in two of its existing facilities, $150,000 in loans to physician affiliates, $204,000 of capital contributions by minority members of Dialysis Corporation of America's subsidiaries, $77,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate, $3,541,000 proceeds from the sale of securities, and the second earn-out payment on the sale of Techdyne of $1,011,000) and net cash used in financing activities of $862,000 (including net line of credit payments of $79,000, payments on long-term debt of $590,000, Dialysis Corporation of America's repurchase of a portion of its common stock and our repurchase of a portion of our common stock aggregating approximately $109,000, and $119,000 of distributions to the minority members of Dialysis Corporation of America's subsidiaries).

         In January, 2003, we executed on certain of the collateral securing Linux Global Partners' indebtedness to us, resulting in our acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003 in connection with a third party's acquisition of Ximian, for which we received $3,541,000 with an additional $805,000 placed in escrow, half of which will be released in August, 2004, and the balance in August, 2005, in all cases subject to the parties to the Ximian acquisition fulfilling certain conditions. See Note 11 to "Notes to Consolidated Financial Statements."

         In May, 2003, we entered into a one-year, non-exclusive public relations consulting agreement with an investment relations firm, which agreement we can terminate at any time. The agreement provides for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May, 2005 at an exercise price of $2.50 per share. In the event we terminate this agreement, the option will only be exercisable for six months from such termination. See Notes 5 and 7 to "Notes to Consolidated Financial Statements."

         In July, 2003, pursuant to a mediation proceeding following a partial summary judgment, we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003. Additional $30,000 payments are due August 1, 2004 and 2005, with annual interest accruing on those payments at 5%. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement with the first quarterly payment of $2,580 remitted to us in October 2003 and the second quarterly payment of $2,905 in January 2004. See Note 2 to "Notes to Consolidated Financial Statements."

         In April, 2003, we received the second earn-out payment of approximately $1,011,000 on the June, 2001, sale of our interest in Techdyne. To date, we have received approximately $2,116,000 of the $2,500,000 minimum earn-out. The minimum balance of this earn-out of $384,000 is due to be paid to us in April, 2004. See Note 12 to "Notes to Consolidated Financial Statements."

         In December, 2002, we announced our intent to purchase up to 1,000,000 shares of our outstanding common stock based on then current market prices. We repurchased and cancelled 48,500 shares of our outstanding common stock at a cost of approximately $70,000 during the first half of 2003. See note 13 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America's New Jersey dialysis centers. The outstanding balance of the loan was $636,000 at December 31, 2003 and $662,000 at December 31, 2002. In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $715,000 at December 31, 2003 and $753,000 at December 31, 2002. See Item 2, "Properties." Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $1,321,000 at December 31, 2003 and $1,844,000 at December 31, 2002. We have agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement is evidenced by a demand promissory note from Dialysis Corporation of America. Advances under this loan arrangement accrue interest at an annual rate equal to the prime rate plus 1.25%. See Note 15 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America opened centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003 and acquired a center in Georgia in April 2003. Dialysis Corporation of America ceased operations at its Homerville, Georgia center during 2003 as a result of that center not performing up to expectations. Dialysis Corporation of America opened three new centers in the early part of 2004, one each in Pennsylvania, South Carolina and Virginia, and is in the process of constructing a new center in Maryland.

         Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of Dialysis Corporation of America's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide Dialysis Corporation of America with an immediate ongoing operation, which most likely would be generating income. Dialysis Corporation of America presently plans to expand its operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. Dialysis Corporation of America considers some of its centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

         Dialysis Corporation of America is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care and is presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. Dialysis Corporation of America has been funding its expansion primarily through internally generated cash flow. While we anticipate that financing will be available to Dialysis Corporation of America either from a financial institution or us, no assurance can be given that Dialysis Corporation of America will be successful in implementing its growth strategy or that adequate financing, to the extent needed, will be available to support such expansion.

         The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

         We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

AGGREGATE CONTRACTUAL OBLIGATIONS

         As of December 31, 2003, our contractual obligations, including payments due by period, are as follows:

                                                        Payments due by period
                               ---------------------------------------------------------------------------
                                                Less than                                       More than
                                   Total         1 year        1-3 years       3-5 years         5 years
                               -----------     -----------     -----------     -----------     -----------
Long-term debt                 $ 2,672,355     $   575,000     $ 1,465,546     $   631,809     $        --
Operating leases                 6,784,742       1,144,655       2,064,220       1,606,531       1,969,336

Purchase obligations:
Medical service                  2,065,406         622,406         862,457         428,567         151,976
Construction contracts             661,512         661,512              --              --              --
Other                               23,335          23,335              --              --              --
                               -----------     -----------     -----------     -----------     -----------
Total purchase obligations       2,750,253       1,307,253         862,457         428,567         151,976
                               -----------     -----------     -----------     -----------     -----------
                               $12,207,349     $ 3,026,650     $ 4,392,223     $ 2,666,907     $ 2,121,312
                               ===========     ===========     ===========     ===========     ===========



DISCONTINUED OPERATIONS

         In June, 2001, we sold our 71.3% interest in Techdyne to a third party. Accordingly, the results of operations of Techdyne, net of applicable taxes, and our gain on disposal of Techdyne, net of applicable taxes, have been reflected as discontinued operations for 2001 in our Consolidated Statements of Operations. See Notes 1 and 12 to "Notes to Consolidated Financial Statements."


NEW ACCOUNTING PRONOUNCEMENTS

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

         In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), for which certain disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 contains consolidation requirements regarding variable interest entities which are applicable depending on when the variable interest entity was created. We do not expect FIN 46 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Financial Statements."

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

         Revenue Recognition: Revenues are recognized as services are rendered. Dialysis Corporation of America receives payments through reimbursement from Medicare and Medicaid for its outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of Dialysis Corporation of America's revenues are derived from the Medicare ERSD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Dialysis Corporation of America's acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. Dialysis Corporation of America has developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, it sometimes receives more or less than the amount expected at the time the services are provided. Dialysis Corporation of America reconciles any such differences quarterly. Product sales are recognized pursuant to stated shipping terms.

         Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and Dialysis Corporation of America's patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers and Dialysis Corporation of America's patients and their insurance carriers to make their required payments, which would have an adverse effect on cash flows and our results of operations. Therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

         Allowance for Inventory Obsolescence: We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to loss of specific customers or changes in customers' requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers' purchasing requirements to change. These changes could affect our inventory saleability. Therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

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

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $10,289,000 invested as of December 31, 2003. A 15% relative decrease in rates on our year-end investments would result in a negative annual impact of approximately $10,000 on our results of operations.

         We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,351,000 of such debt outstanding as of December 31, 2003. A 15% relative increase in interest rates on our year-end variable rate debt would result in a negative annual impact of approximately $4,000 on our results of operations.

         On March 17, 2004, we received a demand promissory note from our 59% owned public subsidiary, Dialysis Corporation of America, of up to $1,500,000 for our financing of Dialysis Corporation of America's equipment purchases at an annual interest rate of 1.25% over the prime rate at the time of each advance made by us to that subsidiary. Variable rate debt may result in lower interest income to us if interest rates drop. We do not utilize financial instruments for trading or speculative purposes, and do not currently use interest rate derivatives.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this report, specifically, Part IV, Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," subpart (a)1, "All Financial Statements - See Index to Consolidated Financial Statements," and subpart (a)2, "Financial Statement Schedules - See Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective on November 10, 2003, the filing date of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("September Quarterly Report"), our independent accountants, Wiss & Company, LLP, determined to discontinue audit services to its SEC registrant clients, including us. Our audit committee authorized the appointment of Moore Stephens, P.C. to serve as our new independent auditors and for tax preparation services for fiscal 2003. Moore Stephens was formally engaged on January 6, 2004.

         Wiss & Company's resignation was reported in our September Quarterly Report, and the retention of Moore Stephens was reported on our Current Report on Form 8-K dated January 6, 2004.

         For further details of the termination of Wiss & Company and the retention of Moore Stephens, you are referred to the caption "Proposal No. 2, Ratification of Moore Stephens, P.C. as Independent Auditors" of our Proxy Statement relating to our Annual meeting of Shareholders anticipated to be held on June 3, 2004, which is incorporated herein by reference.


ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and President, and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph
(a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders to serve during the ensuing year. The following information indicates positions and ages of our executive officers at March 22, 2004. There are no family relationships between any of our executive officers and directors.


                                     CURRENT POSITION AND               POSITION
NAME                         AGE    AREAS OF RESPONSIBILITY            HELD SINCE
----                         ---    -----------------------            ----------
Thomas K. Langbein           58    Chairman of the Board of                1980
                                     Directors, Chief Executive
                                     Officer and President

Daniel R. Ouzts              57    Vice President of Finance               1986
                                     and Treasurer (Principal              1983
                                     Financial Officer)


OTHER SIGNIFICANT EMPLOYEES

Stephen W. Everett           47    Chief Executive Officer,                2003
                                   President and Director of Dialysis      2000
                                   Corporation of America


         DANIEL R. OUZTS - a certified public accountant, joined Medicore in 1980 as Controller of its plasma division. In 1983 he became Controller of Medicore and Dialysis Corporation of America, and in 1986 became Vice-President of Finance and Treasurer of Medicore. In June, 1996, Mr. Ouzts was appointed Vice President and Treasurer of Dialysis Corporation of America. See Item 13, "Certain Relationships and Related Transactions."

         STEPHEN W. EVERETT has been involved in the healthcare industry for over 24 years. From 1993 to 1997, Mr. Everett was responsible for oversight, deal structuring, physician recruitment and practice management for the renal care division of Vivra, Inc., the second largest provider of dialysis services in the United States. Mr. Everett held positions of similar responsibility in 1998 through his affiliation with Physicians Practice Management, engaged in consulting and management in the renal healthcare field. He joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, President in March, 2000, and Chief Executive Officer in May, 2003.

         For more detailed information about or executive officers and directors, you are referred to the caption "Information About Directors and Executive Officers" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information relating to principal accountant fees and services is included under the caption "Proposal No. 2 - Ratification of the Appointment of the Independent Auditors" of our proxy statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following is a list of documents filed as part of this report.

      1. All financial statements - See Index to Consolidated Financial Statements.

      2. Financial statement schedules - See Index to Consolidated Financial Statements.

      3.   Refer to subparagraph (c) below.

(b)   Current Reports on Form 8-K filed during fourth quarter of fiscal 2003.

      None.

(c)   Exhibits+

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

      10   Material contracts.

      10.1 Employment Agreement between the Company and Thomas K. Langbein dated August, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 21, 1998 ("1998 Form 10-K"), Part IV, Item 14(c)(10((ii)).

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

      10.8 Amendment No. 1 to the Lease Agreement between the Company and Techdyne, Inc.(3) dated November 29, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"), Part IV, Item 15(c)10.8)..

      10.9 Lease Agreement between DCA of Wellsboro, Inc. (formerly Dialysis Services of PA., Inc. - Wellsboro)(4) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3 (10)(lxii)).

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

     10.12 Agreement for In-Hospital Dialysis Services(7) between DCA of Wellsboro, Inc. (formerly Dialysis Services of PA., Inc. - Wellsboro)(4) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).

     10.13 Lease between DCA of Carlisle, Inc. (formerly Dialysis Services of PA., Inc. - Carlisle) (8) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

     10.14 Lease between DCA of Manahawkin, Inc. (formerly Dialysis Services of NJ, Inc. - Manahawkin)(8) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV,
           Item 14(a) 3 (10)(xxiv)).

     10.15 Renewal of Lease between DCA of Manahawkin, Inc.(8) and William P. Thomas dated February 20, 2004 (incorporated by reference to DCA's 2003 Form 10-K, Part IV, Item 15(c)10.8).

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

     10.18 Lease between DCA of Chambersburg, Inc. (formerly Dialysis Services of PA., Inc. - Chambersburg)(8) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q,
           Part II, Item 6(a), Part II, Item 10(i)).

     10.19 Lease between DCA of Vineland, LLC(6) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

     10.20 Management Services Agreement(10) between Dialysis Corporation of America(1) and DCA of Vineland, LLC(6) dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).

     10.21 Amendment No. 1 to Management Services Agreement between Dialysis Corporation of America(1) and DCA of Vineland, LLC(6) dated October 27, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

     10.22 Indemnity Deed of Trust from Dialysis Corporation of America(1) to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated December 13, 1999 ("DCA's December Form 8-K"), Item 7(c)(99)(i)).

     10.23 Guaranty Agreement from Dialysis Corporation of America(1) to St. Michaels Bank dated December 3, 1999 (incorporated by reference to DCA's December Form 8-K, Item 7(c)(99)(ii)).

     10.24 Lease between Dialysis Corporation of America(1) and DCA of So. Ga., LLC(4) dated November 8, 2000 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated January 3, 2001 ("DCA January, 2001 8-K"), Item 7(c)(10)(i)).

     10.25 Lease between DCA of Fitzgerald, LLC(4) and Hospital Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated March 5, 2001 ("DCA March, 2001 8-K"), Item 7(c)(10)(i)).

     10.26 Lease between Dialysis Corporation of America(1) and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2000 ("DCA 2000 Form 10-K"),
           Part IV, Item 14 (c)(10)(xlii)).

     10.27 Employment Agreement between Stephen W. Everett and Dialysis Corporation of America(1) dated December 29, 2000 (incorporated by reference to the DCA 2000 Form 10-K, Part IV, Item 14(c)(10)(vii)).

     10.28 Commercial Loan Agreement between Dialysis Corporation of America(1) and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 14, 2001 ("DCA June, 2001 Form 8-K"), Item 7(c)(i)).

     10.29 Promissory Note by Dialysis Corporation of America(1) to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the DCA June, 2001 Form 8-K, Item 7(c)(ii)).

     10.30 Modification Agreement to Dialysis Corporation of America's(1) Promissory Note to Heritage Community Bank, dated December 16, 2002 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2002 ("DCA 2002 Form 10-K"), Part IV, Item 15(c) 10.24).

     10.31 Lease between Dialysis Corporation of America(1) and Commons Office Research dated June 11, 2001 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("DCA June, 2001 Form 10-Q"), Part II,
           Item 6(a)(10((i)).

     10.32 Lease between DCA of Mechanicsburg, LLC(4) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the DCA June, 2001 Form 10-Q, Part II, Item 6(a)(10)(ii)).

     10.33 Lease between Dialysis Corporation of America(1) and Clinch Memorial Hospital dated September 29, 2000 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2001 ("DCA 2001 Form 10-K"), Part IV, Item 14(c) 10.37).

     10.34 Lease between DCA of Central Valdosta, LLC(4) and W. Wayne Fann dated March 20, 2001 (incorporated by reference to DCA 2001 Form 10-K, Part IV, Item 14(c) 10.38).

     10.35 Promissory Note Modification Agreement between DCA of Vineland, LLC(6) and St. Michaels Bank dated December 27, 2002 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.30).

     10.36 Lease between Dialysis Corporation of America(1) and Dr. Gerald Light dated February 15, 2002 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II, Item 6(a)(99)(i)).

     10.37 Lease between DCA of Royston, LLC(4) and Ty Cobb Healthcare System, Inc. dated March 15, 2002 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated April 22, 2002, Item 7(c)(10)(i)).

     10.38 Lease Agreement between DCA of Chevy Chase, LLC(8) and
           BRE/Metrocenter LLC and Guaranty of Dialysis Corporation of America(1) dated August 8, 2002 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated September 25, 2002, Item 7(c)(10)(i)).

     10.39 Dialysis Corporation of America's(1) Section 125 Plan effective September 1, 2002 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

     10.40 Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(11) dated December 11, 2002 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.35).

     10.41 Promissory Note from DCA of Cincinnati, LLC(11) to Dialysis Corporation of America(1) dated February 3, 2003 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.36).

     10.42 Asset Sale Agreement between Dialysis Corporation of America(1) and Gambro Healthcare Renal Care, Inc. dated April 7, 2003 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated April 9, 2003 ("DCA April, 2003 Form 8-K"), Item 7(c)(10((i)).

     10.43 Lease Agreement between Russell Acree, M.D. and Community Dialysis Centers, Inc. (now Gambro Healthcare Renal Care, Inc.) dated February 1, 1998 (incorporated by reference to DCA April, 2003 Form 8-K, Item 7(c)(10)(ii)).

     10.44 First Amendment to Lease Agreement between Russell Acree, M.D. and Gambro Healthcare Renal Care, Inc. (formerly Community Dialysis Centers, Inc.) dated April 30, 1998 (incorporated by reference to DCA April, 2003 Form 8-K, Item 7(c)(10((iii)).

     10.45 Second Amendment to Lease Agreement between Russell Acree, M.D. and Gambro Healthcare Renal Care, Inc. (formerly Community Dialysis Centers, Inc.) dated November 12, 2002 (incorporated by reference to DCA April, 2003 Form 8-K, Item 7(c)(10((iv)).

     10.46 Landlord's Consent to Assignment of Lease Agreement dated April 1, 2003 (incorporated by reference to DCA April, 2003 Form 8-K, Item 7(c)(10)(iv)).

     10.47 Lease Agreement between DCA of Warsaw, LLC(4) and Warsaw Village, L.P. dated July 23, 2003 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 5, 2003, Item 7(c)(10)(i)).

     10.48 Lease Agreement between DCA of Pottstown, LLC(8) and Fisher Scheler, LLC dated August 19, 2003 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 27, 2003, Item 7(c)(iv)(i)).

     10.49 Renewal of Lease between the Company and DCA of Lemoyne, Inc(4) dated December 30, 2003 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31,2003 (the "DCA 2003 Form 10-K"), Part IV, Item 15(c)10.3).

     10.50 Consulting Agreement between the Company and TARget IR, LLC dated May 30, 2003 (incorporated by reference to the Company's Current Report on Form 8-K dated July 3, 2003 ("July, 2003 Form 8-K"), Item 7(c)(10((i)).

     10.51 Stock Option to TARget IR, LLC dated May 30, 2003 (incorporated by reference to the Company's July, 2003 Form 8-K, Item 7(c)(10((ii)).

     10.52 Business Lease between the Company and Suzanne M. Anderson dated July 1, 2003 (incorporated by reference to the Company's Current Report on Form 8-K dated July 22, 2003, Item 7(c)(10)(i)).

     10.53 Demand Promissory Note from Dialysis Corporation of America(1) to the Company dated March 1, 2004 (incorporated by reference to DCA 2003 Form 10-K, Part IV, Item 15(c)10.46).

     16    Letter re: Change in Certifying Accountant

     16.1 Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 10, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, Part II, Item 6(a)(16)).

     21    Subsidiaries of the Company.

     31    Rule 13a-14(a)/15d-14(a) Certifications.

     31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

     31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

     32    Section 1350 Certifications

     32.1 Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

---------
+      Documents incorporated by reference not included in the Exhibit Volume.
[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.
(1)    59% owned subsidiary.
(2) Viragen, Inc. sold the property to Gesualdo and Rosanna Vitale in 2000; the Vitales are the new landlords.
(3) Former 71% owned subsidiary sold in June, 2001. (4) 100% owned subsidiary of Dialysis Corporation of America.
(5) Each dialysis subsidiary has a Medical Director Agreement which is substantially similar to the exhibit filed but for the term, area of non-competition and compensation. Dialysis Corporation of America's affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.
(6)    51% owned subsidiary of Dialysis Corporation of America.
(7) Dialysis Corporation of America's acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. Agreements for In-Hospital Dialysis Services include the following areas: Valdosta and Fitzgerald, Georgia; Carlisle, Chambersburg, Lemoyne and Wellsboro, Pennsylvania; Toledo, Ohio.
(8)    80% owned subsidiary of Dialysis Corporation of America.
(9) Certain dialysis equipment was leased from time to time by Dialysis Corporation of America and for each lease a new schedule is added to the Master Lease; other than the nature of the equipment and length of the lease, the schedules conform to the exhibit filed and the terms of the Master Lease remain the same.
(10) Each of Dialysis Corporation of America's dialysis subsidiaries has a Management Service Agreement which is substantially similar to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement and the compensation. Dialysis Corporation of America also has a Management Services Agreement with DCA of Toledo, LLC, in which it holds a 40% interest.
(11)   60% owned subsidiary of Dialysis Corporation of America.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICORE, INC.


                                        By /S/ THOMAS K. LANGBEIN
                                           ------------------------------------
                                           THOMAS K. LANGBEIN, Chairman
                                           of the Board of Directors, Chief
                                           Executive Officer and President
March 29, 2004

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

Name                                                 Title                                    Date
----                                                 -----                                    ----
/s/ THOMAS K. LANGBEIN                      Chairman of the Board of Directors,
---------------------------                 Chief Executive Officer and President        March 29, 2004
    Thomas K. Langbein

/s/ DANIEL R. OUZTS                         Vice-President of Finance and
---------------------------                 Treasurer (Principal Financial Officer)      March 29, 2004
    Daniel R. Ouzts

/s/ seymour friend                          Director                                     March 29, 2004
---------------------------
    Seymour Friend

/s/ PETER D. FISCHBEIN                      Director                                     March 29, 2004
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE                      Director                                     March 29, 2004
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN                       Director                                     March 29, 2004
---------------------------
    Robert P. Magrann

/s/ CHARLES B. WADDELL                      Director                                     March 29, 2004
---------------------------
    Charles B. Waddell

/s/ LAWRENCE E. JAFFE                       Director                                     March 29, 2004
---------------------------
    Lawrence E. Jaffe

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 8, ITEM 15(A) (1) AND (2), AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2003
                                 MEDICORE, INC.
                                HIALEAH, FLORIDA

             FORM 10-K--ITEM 15(A)(1) AND (2)

             MEDICORE, INC. AND SUBSIDIARIES

               LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8 of the Annual Report on Form 10-K:



Page

Consolidated Balance Sheets as of December 31, 2003 and 2002                F-4

Consolidated Statements of Operations--Years ended December 31, 2003,
2002, and 2001                                                              F-5

Consolidated Statements of Stockholders' Equity--Years ended December 31,
2003, 2002 and 2001                                                         F-6

Consolidated Statements of Cash Flows--Years ended December 31, 2003,
2002, and 2001                                                              F-7

Notes to Consolidated Financial Statements--December 31, 2003               F-8

The following financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 15(d):

      Schedule II-Valuation and qualifying accounts                        F-31

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheet of Medicore, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/ MOORE STEPHENS, P.C.
                                                        ------------------------
                                                        MOORE STEPHENS, P.C.


February 12, 2004, except for Note 15,
for which the date is March 17, 2004
Cranford, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Medicore, Inc.


We have audited the accompanying consolidated balance sheet of Medicore, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the information related to each of the two years in the period ended December 31, 2002 on the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/WISS & COMPANY, LLP
                                                          ----------------------
                                                          WISS & COMPANY, LLP


March 12, 2003
Livingston, New Jersey

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,  DECEMBER 31,
                                                                                    2003           2002
                                                                                 -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                      $10,316,170   $ 8,080,903
  Accounts receivable, less allowance of
    $796,000 in 2003 and $842,000 in 2002                                          4,963,628     3,571,847
  Note receivable                                                                         --     2,250,000
  Receivable from sale of Techdyne                                                   384,253     1,100,000
  Inventories, less allowance for obsolescence
    of $90,000 in 2003 and $122,000 in 2002                                        1,320,255     1,146,610
  Related parties' loan and interest receivable                                      204,469       174,358
  Prepaid expenses and other current assets                                        1,807,663     2,368,296
  Deferred income taxes                                                              477,000       467,000
                                                                                 -----------   -----------
         Total current assets                                                     19,473,438    19,159,014

Property and equipment
  Land and improvements                                                            1,027,108     1,027,108
  Building and building improvements                                               3,232,904     3,222,663
  Equipment and furniture                                                          6,226,312     5,414,252
  Leasehold improvements                                                           3,566,083     2,730,162
                                                                                 -----------   -----------
                                                                                  14,052,407    12,394,185
  Less accumulated depreciation and amortization                                   5,670,595     4,474,339
                                                                                 -----------   -----------
                                                                                   8,381,812     7,919,846
                                                                                 -----------   -----------

Receivable from sale of Techdyne                                                          --       295,000
Other assets                                                                         668,763       378,730
Goodwill                                                                           2,291,333       923,140
                                                                                 -----------   -----------
         Total other assets                                                        2,960,096     1,596,870
                                                                                 -----------   -----------
                                                                                 $30,815,346   $28,675,730
                                                                                 ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $ 1,209,128   $ 1,409,344
  Accrued expenses and other current liabilities                                   4,228,391     2,828,823
  Current portion of long-term debt                                                  575,000       614,362
  Income taxes payable                                                                28,949            --
                                                                                 -----------   -----------
         Total current liabilities                                                 6,041,468     4,852,529

Long-term debt                                                                     2,097,355     2,727,105
Deferred income taxes                                                                742,000       744,000

         Total liabilities                                                         8,880,823     8,323,634
                                                                                 -----------   -----------

Minority interest in subsidiaries                                                  4,941,655     3,870,024
                                                                                 -----------   -----------

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares; 6,753,943 shares issued and outstanding in 2003;
     6,572,775 shares issued and outstanding in 2002                                  67,539        65,727
  Capital in excess of par value                                                  13,007,988    12,772,358
  Retained earnings                                                                3,917,341     3,643,987
                                                                                 -----------   -----------
         Total stockholders' equity                                               16,992,868    16,482,072
                                                                                 -----------   -----------
                                                                                 $30,815,346   $28,675,730
                                                                                 ===========   ===========

           See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         2003           2002           2001
                                                                     ------------   ------------   ------------
Revenues
     Sales:
         Product sales                                               $    810,482   $    889,904   $    861,077
         Medical service revenues                                      29,676,388     25,162,380     18,919,752
                                                                     ------------   ------------   ------------
                  Total sales                                          30,486,870     26,052,284     19,780,829
     Gain on sale of securities (Note 11)                                 784,005             --             --
     Interest income related parties                                       30,111         30,714         30,095
     Other income                                                         808,920        848,597        880,169
                                                                     ------------   ------------   ------------
                                                                       32,109,906     26,931,595     20,691,093
Cost and expenses:
     Cost of sales:
         Cost of product sales                                            514,354        496,984        775,969
         Cost of medical services                                      18,220,891     15,066,551     12,021,907
                                                                     ------------   ------------   ------------
                  Total cost of sales                                  18,735,245     15,563,535     12,797,876
     Legal fees related party                                             342,000        310,000        311,000
     Selling, general and administrative expenses                      11,002,995      8,423,588      7,558,714
     Provision for doubtful accounts                                      289,582        705,158        661,158
     Interest expense                                                     201,650        242,441        228,312
                                                                     ------------   ------------   ------------
                                                                       30,571,472     25,244,722     21,557,060
                                                                     ------------   ------------   ------------
Income (loss) from continuing operations before income
  taxes, minority interest and equity in affiliate earnings (loss)      1,538,434      1,686,873       (865,967)

Income tax provision (benefit)                                            636,289        646,880       (928,125)
                                                                     ------------   ------------   ------------

Income from continuing operations before
   minority interest and equity in affiliate earnings (loss)              902,145      1,039,993         62,158

Minority interest in income of consolidated subsidiaries                  673,145        627,408        385,233

Equity in affiliate earnings (loss)                                        44,354         69,533        (16,345)
                                                                     ------------   ------------   ------------

Income (loss) from continuing operations                                  273,354        482,118       (339,420)

Discontinued operations:
Loss from operations of electro-mechanical
     manufacturing operations, net of applicable income
     taxes of $25,000 in 2001                                                  --             --       (962,814)
Gain on disposal of electro-mechanical manufacturing
         operation, net of applicable income taxes of
         $1,621,000                                                            --             --      2,534,656
                                                                     ------------   ------------   ------------

Net income                                                           $    273,354   $    482,118   $  1,232,422
                                                                     ============   ============   ============

Earnings per share:
   Basic                                                             $        .04   $        .07   $        .20
                                                                     ============   ============   ============
   Diluted                                                           $        .03   $        .06   $        .20
                                                                     ============   ============   ============



           See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                                        CAPITAL IN
                                                         COMMON         EXCESS OF      COMPREHENSIVE     RETAINED
                                                          STOCK         PAR VALUE      INCOME (LOSS)     EARNINGS
                                                       ------------    ------------    ------------    ------------
Balance December 31, 2000                              $     57,105    $ 11,705,837                    $  1,929,447
Comprehensive income (loss):
Net income                                                                             $  1,232,422       1,232,422
Foreign currency translation adjustments                                                    (39,416)
Reclassification adjustment for foreign
   for foreign currency translation adjustments
   upon sale of subsidiary                                                                  197,934
                                                                                       ------------
Comprehensive income                                                                   $  1,390,940
                                                                                       ============
Forgiveness of subsidiary stock option notes                                148,179
Stock compensation of 875,000 common shares                   8,750         866,250
Exercise of stock options for 115,000 common shares           1,150         157,550
Repurchase and cancellation of 100,000 common shares         (1,003)       (124,715)
Repurchase of stock by subsidiary                                            53,797
                                                       ------------    ------------                    ------------

Balance December 31, 2001                                    66,002      12,806,898                       3,161,869
Net income                                                                             $    482,118         482,118
                                                                                       ============
Stock option expense                                                          3,750
Repurchase and cancellation of 27,500 common shares            (275)        (38,290)
                                                       ------------    ------------                    ------------
Balance December 31, 2002                                    65,727      12,772,358                       3,643,987
Net income                                                                             $    273,354         273,354
                                                                                       ============
Consultant stock options                                                     56,000
Exercise of subsidiary stock options                                        (60,188)
Repurchase and cancellation of 48,500 common shares            (485)        (66,125)
Repurchase of stock by subsidiary                                            (8,703)
Exercise of stock options for 229,668 common shares           2,297         314,646
                                                       ------------    ------------                    ------------
Balance December 31, 2003                              $     67,539    $ 13,007,988                    $  3,917,341
                                                       ============    ============                    ============

                                                        ACCUMULATED
                                                           OTHER
                                                       COMPREHENSIVE
                                                        INCOME (LOSS)       TOTAL
                                                        ------------    -------------
Balance December 31, 2000                               $   (158,518)   $ 13,533,871
Comprehensive income (loss):
Net income
Foreign currency translation adjustments                     (39,416)
Reclassification adjustment for foreign
   for foreign currency translation adjustments
   upon sale of subsidiary                                   197,934

Comprehensive income                                                       1,390,940

Forgiveness of subsidiary stock option notes                                 148,179
Stock compensation of 875,000 common shares                                  875,000
Exercise of stock options for 115,000 common shares                          158,700
Repurchase and cancellation of 100,000 common shares                        (125,718)
Repurchase of stock by subsidiary                                             53,797
                                                        ------------    -------------

Balance December 31, 2001                                         --      16,034,769
Net income                                                                   482,118

Stock option expense                                                           3,750
Repurchase and cancellation of 27,500 common shares                          (38,565)
                                                        ------------    -------------
Balance December 31, 2002                                         --      16,482,072
Net income                                                                   273,354

Consultant stock options                                                      56,000
Exercise of subsidiary stock options                                         (60,188)
Repurchase and cancellation of 48,500 common shares                          (66,610)
Repurchase of stock by subsidiary                                             (8,703)
Exercise of stock options for 229,668 common shares                          316,943
                                                        ------------    -------------
Balance December 31, 2003                               $         --    $ 16,992,868
                                                        ============    =============






See notes to consolidated financial statements.

           MEDICORE, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEAR ENDED DECEMBER 31,

                                                                        2003            2002            2001
                                                                    ------------    ------------    ------------
Operating activities:
  Net income                                                        $    273,354    $    482,118    $  1,232,422
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation                                                      1,227,363       1,117,462       1,534,158
     Amortization                                                          2,314           6,190         101,023
     Bad debt expense                                                    289,582         705,157         765,158
     Inventory obsolescence provision (credit)                           (15,071)        (53,000)        349,805
     Write-off of goodwill                                                    --              --          52,471
     Stock and option related compensation                               349,612           3,750       1,032,550
     Subsidiary stock option note forgiveness                                 --              --         207,825
     Minority interest                                                   673,145         627,408           3,917
     Gain on sale of Techdyne                                                 --              --      (2,534,656)
     Equity in affiliate (earnings) loss                                 (44,354)        (69,533)         16,345
     Deferred income taxes                                               (12,000)        127,000        (391,939)
     Gain on sale of securities                                         (784,005)             --              --
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                            (1,681,363)       (222,286)     (2,025,484)
       Inventories                                                      (158,574)       (117,014)        624,128
       Interest receivable related parties                               (30,111)        (30,714)        (30,095)
       Prepaid expenses and other current assets                          76,888      (1,536,046)       (510,184)
       Accounts payable                                                 (200,216)       (220,047)       (230,128)
       Accrued expenses and other current liabilities                    829,568         706,018         618,898
       Income taxes payable                                               28,949      (2,322,736)       (680,972)
                                                                    ------------    ------------    ------------
              Net cash provided by (used in) operating activities        825,081        (796,273)        135,242
Investing activities:
  Purchase of minority interests in subsidiaries                        (670,000)       (300,000)       (300,000)
  Notes receivable                                                            --        (250,000)        200,000
  Acquisition of dialysis centers                                        (75,000)       (550,000)             --
  Additions to property and equipment, net of minor disposals         (1,661,343)       (943,647)     (1,392,884)
  Net proceeds from sale of Techdyne                                          --              --       9,852,114
  Earn-out payment on sale of Techdyne                                 1,010,747       1,105,000
  Loan receivable from Techdyne                                               --              --         189,330
  Other assets                                                            (5,178)         22,354         (20,073)
  Proceeds from sale of securities                                     3,541,081              --              --
  Capital contributions by subsidiaries' minority members                204,382          10,570           4,000
  Distributions from affiliate                                            77,000              --              --
  Investment in affiliate                                                     --          22,800        (152,811)
  Loans to physician affiliates                                         (150,000)             --         (20,332)
  Loan to subsidiary officer                                                  --         (95,000)
                                                                    ------------    ------------    ------------
                                                                                                    ------------
              Net cash provided by (used in) investing                 2,271,689        (882,923)      8,264,344
activities
Financing activities:
  Line of credit net payments                                            (79,157)       (106,373)        493,292
  Proceeds from long-term borrowings                                          --              --         787,500
  Payments on long-term borrowings                                      (589,956        (444,335)       (583,599)
  Proceeds from exercise of stock options                                 34,875              --           1,150
  Subsidiary repurchase of stock                                         (42,000)             --         (97,978)
  Repurchase of stock                                                    (66,610)        (38,565)       (125,718)
  Deferred financing costs                                                    --              --         (11,882)
  Distribution to subsidiaries' minority members                        (118,655)        (10,000)
                                                                                    ------------    ------------
                                                                                                    ------------
              Net cash (used in) provided by financing                  (861,503)       (599,273)        462,765
activities
Effect of exchange rate fluctuations on cash                                  --          32,478
                                                                    ------------    ------------    ------------
                                                                                                    ------------
Increase (decrease) in cash and cash equivalents                       2,235,267      (2,278,469)      8,894,829
Cash and cash equivalents at beginning of year                         8,080,903      10,359,372       1,464,543
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $ 10,316,170    $  8,080,903    $ 10,359,372
                                                                    ============    ============    ============


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: The company has three reported business segments. The medical services segment, operated by Medicore's majority owned (61% as of December 31, 2003, 59% currently) subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), operates 19 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has one dialysis center under development; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000 with an investment in and financing to Linux software companies.

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

         On June 27, 2001, the company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc. to Simclar International Limited. Techdyne's results of operations are shown as discontinued operations in the Consolidated Statement of Operations, requiring reclassification of amounts related to Techdyne. See Note 12.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--CONTINUED

         Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 37% in 2003, 34% in 2002 and 32% in 2001 of medical service cost of sales. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 28% in 2003, 26% in 2002 and 25% in 2001 of medical service revenue.

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

         Goodwill: Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August 2001 and June 2003 and the goodwill resulting from our acquisition of Georgia dialysis centers in April 2002 and April 2003 are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill. See Note 9.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES--CONTINUED

         The pro forma consolidated condensed financial information below reflects the company's operating results excluding amortization of goodwill during the year ended December 31, 2001.

                          SUMMARY PRO FORMA INFORMATION
                                   (UNAUDITED)


                                                             YEAR ENDED
                                                          DECEMBER 31, 2001
                                                    -----------------------------
                                                               GOODWILL        PRO
                                                  ACTUAL     AMORTIZATION      FORMA
                                               -----------    -----------   -----------
Net loss from continuing operations            $  (339,420)   $     6,975   $  (332,445)
(Loss) income from discontinued operations,
     net of tax                                   (962,814)       157,707      (805,107)
Gain on disposal of discontinued operations,
     net of tax                                  2,534,656             --     2,534,656
                                               -----------    -----------   -----------
Net income (loss)-basic computation              1,232,422        164,682     1,397,104
Subsidiary dilutive securities adjustment          (12,496)            --       (12,496)
                                               -----------    -----------   -----------
Net income (loss)-dilutive computation         $ 1,219,926    $   164,682   $ 1,384,608
                                               ===========    ===========   ===========
Earnings (loss) per share:
     Basic                                     $       .20                  $       .22
                                               ===========                  ===========
     Diluted                                   $       .20                  $       .22
                                               ===========                  ===========

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

         Foreign Currency Translation: The financial statements of Techdyne's foreign subsidiary Techdyne (Europe) were translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts were translated using the current exchange rates at the balance sheet date. Income statement amounts were translated using the average exchange rate for the year. The translation adjustments resulting from the change in exchange rates from year to year were reported separately as a component of accumulated other comprehensive income (loss) included in stockholders' equity. The company sold its interest in Techdyne in June 2001; accordingly foreign currency translation adjustments are no longer included in the company's stockholder's equity. See Consolidation above and Note 12.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Other Income: Other income is comprised as follows:


       YEAR ENDED DECEMBER 31,
                                                 2003       2002       2001
                                               --------   --------   --------
Interest income                                $ 94,738   $322,990   $361,738
Interest income from discontinued operations         --         --      7,997
Rental income                                   313,183    294,227    240,724
Rental income from discontinued operations           --         --     73,170
Management fee income                           320,580    191,213    130,715
Other                                            80,419     40,167     65,825
                                               --------   --------   --------
                                               $808,920   $848,597   $880,169
                                               ========   ========   ========

         Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                2003            2002
                                                             ------------   ------------
Accrued compensation                                         $  1,230,685   $    909,763
Due to insurance companies                                      1,759,397      1,271,235
Payable subsidiary minority interest acquisition (See Note        670,000             --
                                                                                      11)
Other                                                             568,309        647,825
                                                             ------------   ------------
                                                             $  4,228,391   $  2,828,823
                                                             ============   ============

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

         Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants and modifications in 2003 and 2002: risk-free interest rates of 1.76% for option grants during 2003 and 1.83% for the January 2000 options modified in January 2002; no dividend yield; volatility factor of the expected market price of the Company's common stock of .78 for option grants during 2003 and .67 for the January 2000 options modified in January 2002, and an expected life of 2.17 years for option grants during 2003 and 1 year for the January 2000 options modified in January 2002.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2003, 2002 and 2001, respectively: risk-free interest rate of 1.44%, 3.73%, 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.07, 1.15, and 1.14, and a weighted-average expected life of
4.7 years, 5 years, and 4 years.

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                       2003           2002          2001
                                                   -----------    -----------    -----------
Net income, as reported                            $   273,354    $   482,118    $ 1,232,422

Stock-based employee compensation expense
         under fair value method, net of related
         tax effects                                   (43,257)       (28,830)       (14,867)
                                                   -----------    -----------    -----------
Pro forma net income-basic computation             $   230,097    $   453,288    $ 1,217,555
Subsidiary dilutive securities adjustments             (66,691)       (79,305)       (12,496)
                                                   -----------    -----------    -----------
Pro forma net income-diluted computation           $   163,406    $   373,983    $ 1,205,059
                                                   ===========    ===========    ===========

Earnings per share:
         Basic, as reported                        $       .04    $       .07    $       .20
                                                   ===========    ===========    ===========
         Basic, pro forma                          $       .03    $       .07    $       .20
                                                   ===========    ===========    ===========
         Diluted, as reported                      $       .03    $       .06    $       .20
                                                   ===========    ===========    ===========
         Diluted, pro forma                        $       .02    $       .06    $       .19
                                                   ===========    ===========    ===========



         Earnings Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

                                                                    YEAR ENDED DECEMBER 31,
                                                              2003            2002          2001
                                                           -----------    -----------    -----------
Net income, numerator-basic computation                    $   273,354    $   482,118    $ 1,232,422
Adjustment due to subsidiaries' dilutive securities            (66,691)       (79,305)       (12,496)
                                                           -----------    -----------    -----------
Net income as adjusted, numerator-diluted computation      $   206,663    $   402,813    $ 1,219,926
                                                           ===========    ===========    ===========

Weighted average shares- denominator basic computation       6,580,932      6,596,837      6,217,458
Effect of dilutive stock options                                93,347         79,144             --
                                                           -----------    -----------    -----------
Weighted average shares, as adjusted-denominator diluted     6,674,279      6,675,981      6,217,458
                                                           ===========    ===========    ===========
computation

Earnings per share:
Basic                                                      $       .04    $       .07    $       .20
                                                           ===========    ===========    ===========
Diluted                                                    $       .03    $       .06    $       .20
                                                           ===========    ===========    ===========


         The components of earnings (loss) per share for 2001 are as follows. Due to rounding involved in each separate computation, the total of the individual rounded diluted per share amounts for continuing and discounted operations does not equal the combined rounded diluted per share amount.

Continuing Operations:
Net loss - numerator basic computation                                                   $  (339,420)
Adjustment due to subsidiaries' dilutive securities                                          (12,496)
                                                                                         -----------
Net loss, as adjusted - numerator diluted computation                                    $  (351,916)
                                                                                         ===========

Loss per share:
Basic                                                                                    $      (.05)
                                                                                         ===========
Diluted                                                                                  $      (.06)
                                                                                         ===========

Discontinued Operations:
Loss from operations                                                                     $  (962,814)
Gain from disposal                                                                         2,534,656
                                                                                         -----------
Net income discontinued operations                                                       $ 1,571,842
                                                                                         ===========

Earnings per share:
Basic                                                                                    $       .25
                                                                                         ===========
Diluted                                                                                  $       .25
                                                                                         ===========

         The Company has various stock options outstanding which have not been included in the earnings per share computation since they were anti-dilutive. See Note 5.

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

         Credit Risk: The Company's primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to our medical services division, and amounts owed by commercial customers to our medical products division. Receivables of our medical services division from Medicare and Medicaid comprised 59% of that division's receivables at December 31, 2003 and 60% at December 31, 2002.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Comprehensive Income: The company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments (related to Techdyne, sold June 2001; see Consolidation above and Note 12) and is presented in the Consolidated Statement of Shareholders' Equity.

         Revenue Recognition: Net medical service revenues are recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors. The medical services division occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay, however, the amount is not significant. Product sales are recorded pursuant to stated shipping terms.

     New accounting pronouncements:

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $76,000, $60,000 and $36,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

         In July, 2003, we reached an agreement with Viragen pursuant to mediation proceedings following our obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to us under a royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004 and August 1, 2005, with annual interest accruing at 5% on the August 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and remitted the first quarterly payments of $2,580 in October 2003 and $2,905 in January 2004..


NOTE 3--LONG-TERM DEBT

         The company's medical products division had a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit matured January 22, 2003 and was secured by the accounts receivable and inventory of the company's medical products division. The line of credit had an outstanding balance of approximately $79,000 at December 31, 2002. The line of credit and accrued interest were paid off in January 2003 prior to maturity. The company did not renew this line of credit.

         Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter , with an interest rate of 5% at December 31, 2003 and 5.25% at December 31, 2002, which is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $636,000 at December 31, 2003 and $662,000 at December 31, 2002.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3--LONG TERM DEBT--CONTINUED

         In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006 secured by its land and building in Valdosta, Georgia with interest at 8.29% until March 2002, 7.59% thereafter until December 16, 2002 and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002, with an interest rate of 6% at December 31, 2003 and December 31, 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. The remaining principal balance under this mortgage amounted to approximately $715,000 at December 31, 2003 and $753,000 at December 31, 2002.

         The Dialysis Corporation of America equipment financing agreement is for financing for kidney dialysis machines for Dialysis Corporation of America's facilities in Pennsylvania and Maryland, New Jersey and Georgia. Financing, which is secured by the financed equipment, totaled approximately $399,000 in 2002 and $752,000 in 2001 with no additional financing during 2003. Monthly payments under the agreement, which totaled approximately $59,000 as of December 31, 2003, are pursuant to various schedules extending through August 2007 with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." See Note 14. The remaining principal balance under this financing amounted to approximately $1,321,000 at December 31, 2003 and $1,844,000 at December 31, 2002.

  Long-term debt is as follows:

                                                                                  DECEMBER 31
                                                                            -----------------------
                                                                               2003         2002
                                                                            ----------   ----------
Development loan secured by land and building with a net book value of $336,000 at December 31, 2003.  Payments of principal
   and interest as described above                                             636,182      662,084

Mortgage note secured by land and building with a net book value of $896,000 at December 31, 2003.  Payments of principal and
   interest as described above                                                 714,979      752,619

Line of credit maturing January 22, 2003 secured by accounts receivable and inventory of medical supply division.  Monthly payments
   of interest as described above.  Paid in full January 2003                       --       79,157

Mortgage note secured by land.  Monthly principal payments of $1,083 plus
   interest at 1.5% over the prime rate.  Note paid in full January 2003            --        3,205

Equipment financing agreement secured by Dialysis Corporation of America equipment with a net book value of $1,749,000 at December 31,
   2003.  Payments of principal and interest as described above              1,321,194    1,844,402
                                                                            ----------   ----------
                                                                             2,672,355    3,341,467
Less current portion                                                           575,000      614,362
                                                                            ----------   ----------
                                                                            $2,097,355   $2,727,105
                                                                            ==========   ==========

         The prime rate was 4.00% as of December 31, 2003 and 4.25% as of December 31, 2002.

         Scheduled maturities of long-term debt outstanding at December 31, 2003 are approximately: 2004 - $575,000; 2005 - $511,000; 2006 - $954,000; 2007 -
$632,000; 2008 - $---; thereafter - $---. For interest payments, see Note 15.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3--LONG-TERM DEBT--CONTINUED

         The company's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial rations. The company was in compliance with the debt covenants at December 31, 2003 and December 31, 2002.

NOTE 4--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets are as follows:

                                           DECEMBER 31,
                                     ----------------------
                                        2003         2002
                                     ---------    ---------
Deferred tax liabilities:
  Tax over book depreciation         $ 285,000    $ 256,000
  Gain on sale of DCA stock            691,000      685,000
                                     ---------    ---------
      Total deferred tax liability     976,000      941,000

Deferred tax assets:
  Obsolescence and other reserves      345,000      354,000
  Inventory capitalization              28,000       28,000
  Book over tax depreciation             8,000           --
  Startup costs                         47,000           --
  Net operating loss carryforwards     286,000      275,000
  Accrued expenses and other           123,000      122,000
                                     ---------    ---------
Sub-total                              837,000      779,000
Valuation allowance                   (126,000)    (115,000)
                                     ---------    ---------
Net deferred tax asset                 711,000      664,000
                                     ---------    ---------

Net deferred tax liability           $ 265,000    $ 277,000
                                     =========    =========

         Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $126,000 and $115,000, which relates to state income tax net operating loss carryforwards, was recorded as of December 31, 2003 and 2002, respectively, reflecting an increase of $11,000 for 2003.

         Deferred taxes in the accompanying balance sheets consist of the following components:

                                            DECEMBER 31,
                                       ----------------------
                                         2003         2002
                                       ---------    ---------
Current deferred tax asset             $ 477,000    $ 467,000

Long-term deferred tax asset             234,000           --
Long-term deferred tax liability        (976,000)    (744,000)
                                       ---------    ---------
Net long-term deferred tax liability    (742,000)    (744,000)
                                       ---------    ---------

Net deferred tax liability             $(265,000)   $(277,000)
                                       =========    =========

         The deferred tax liability includes $691,000 at December 31, 2003 and $685,000 at 2002, resulting from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes. The result is a difference between book and tax basis of the company's investment in Dialysis Corporation of America. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Dialysis Corporation of America. This deferred tax liability has been classified as non-current. See
Note 1.

         Significant components of the provision (benefit) for income taxes are as follows:


                    YEAR ENDED DECEMBER 31,
            -----------------------------------
              2003         2002         2001
            ---------    ---------    ---------
Current:
  Federal   $ 383,984    $ 395,667    $(472,239)
  State       264,305      124,213     (151,286)
            ---------    ---------    ---------
              648,289      519,880     (623,525)
            ---------    ---------    ---------
Deferred:
  Federal       3,000      328,000     (291,721)
  State       (15,000)    (201,000)     (12,879)
            ---------    ---------    ---------
              (12,000)     127,000     (304,600)
            ---------    ---------    ---------
            $ 636,289    $ 646,880    $(928,125)
            =========    =========    =========

         The reconciliation of income tax attributable to income (loss) before income taxes, minority interests and equity in affiliate earnings (loss) computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2003         2002         2001
                                                        ---------    ---------    ---------
Tax at statutory rate                                   $ 523,069    $ 573,537    $(300,002)
Adjustments resulting from:
  State income taxes-net of federal income tax effect     189,116      110,691      (34,617)
  Non deductible items                                     25,154       14,287      203,876
  Prior year tax return to provision adjustment                --       (5,456)          --
  Change in valuation allowance                                --     (102,000)    (603,000)
  Other                                                  (101,050)      55,821     (194,382)
                                                        ---------    ---------    ---------
                                                        $ 636,289    $ 646,880    $(928,125)
                                                        =========    =========    =========

         For income tax payments, see Note 14.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION

         On May 6, 1996, we adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of December 31, 2003, 2,000 shares have been issued under this Plan.

         Options to purchase 25,000 of the company's common shares issued as a finder's fee in January, 2000, were exercisable at $3.00 per share through January 31, 2002, and were extended through January 31, 2003, in connection with which we recognized an expense of approximately $4,000 in fiscal 2002. These options expired unexercised in January, 2003.

         In July, 2000, we granted, under our 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and our subsidiaries. The options have an exercise price of $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled during 2003 due to employee terminations and resignations.I In June, 2001, 115,000 options were exercised. In September, 2003, our board of directors authorized the granting of bonuses to our officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by each such officer, director and employee as of September 11, 2003 resulting in the exercise of 229,668 options outstanding at December 31, 2003. At December 31, 2003, a total of 459,333 options were outstanding under the 1989 Stock Option Plan.

         As part consideration for a May, 2003, consulting agreement, we granted options to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The fair value of these options was $56,000 pursuant to a Black-Scholes computation. The $56,000 expense is being deferred and amortized over the one year life of the consulting agreement commencing June, 2003. Approximately $33,000 was recorded during fiscal 2003. If we terminate the agreement, which we may do at our discretion, the option must be exercised within six months of such termination date. See Note 7.

         On September 25, 2003, we granted options for 21,000 common shares to each of two directors for their service on several of our board committees, including our audit committee. The options were granted under our 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005.

         On January 28, 2004, Dialysis Corporation of America effected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices with respect to Dialysis Corporation of America have been adjusted to reflect the stock split. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these notes to the financial statements of the Company.

         In June, 1998, Dialysis Corporation of America's board of directors granted an option under its now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003.

         In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options have been cancelled to date as a result of terminations. In April, 2000, the 680,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. All the notes were repaid with Dialysis Corporation of America stock at fair market value on February 9, 2004. The board of Dialysis Corporation of America extended the maturity date of the notes to April 20, 2004. Interest income on the notes amounted to approximately $26,000 each year for 2003, 2002 and 2001. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002, leaving 644,286 of these options outstanding as of December 31, 2003. The exercise represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statements of Cash Flows." See Note 14.

         In January, 2001, Dialysis Corporation of America's board of directors granted to its Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting January, 2001, and 66,000 options vesting in equal annual increments on January 1 for each of the next four years.

         In September, 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately and the remaining 120,000 options vest in equal increments of 30,000 options each September 5 commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by director bonuses accrued in 2002.The exercise represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14. As of December 31, 2003, an aggregate of 120,000 of these options had vested of which 3,570 had been exercised.

         In March, 2002, Dialysis Corporation of America's board of director's granted a five-year option to an officer for 60,000 shares exercisable at $1.58 per share through February 28, 2007. The option was to vest in equal annual increments of 15,000 shares each February 28 from 2003 through 2006. 15,000 options that vested in February 2003 were exercised in October 2003 and the remaining 45,000 options expired unvested due to the July 31, 2003 resignation of the officer.

         In May, 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 21,000 shares to its employees of which 11,000 remain outstanding at December 31, 2003. Most of these options with respect to each individual employee are for 1,000 shares of common stock, with one option for 3,000 shares of common stock. All options are exercisable at $2.05 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 10,000 shares have been cancelled as a result of the termination of those optionees from their employment with Dialysis Corporation of America, with 6,000 options having been cancelled during 2003.

         In June, 2003, Dialysis Corporation of America's board of directors granted to an officer a five-year stock option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares each June 4 from 2004 through 2007.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         In August, 2003, Dialysis Corporation of America's board of directors granted a three-year option to a director who is also a member of its audit committee, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares on August 19, 2004 and 2005.

         In June, 2001, Techdyne (which subsidiary we sold in June 2001) forgave approximately $234,000 related to promissory notes from stock option exercises with that amount reflected in discontinued operations. See Notes 1 and 12.

         A summary of the company's stock option activity, and related information for the years ended December 31, follows, with modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                      2003                         2002                          2001
                                                      ----                         ----                          ----
                                                          WEIGHTED-                    WEIGHTED-                      WEIGHTED-
                                                           AVERAGE                      AVERAGE                       AVERAGE
                                              OPTIONS   EXERCISE PRICE     OPTIONS   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                              -------   --------------     -------   --------------     -------    --------------
Outstanding-beginning of year                1,205,000                     1,365,000                     1,485,000
Granted                                        242,000   $      2.46          25,000   $      3.00              --            --
Exercised                                     (229,668)  $      1.38              --            --        (115,000)$        1.38
Expired                                       (516,000)  $      3.18        (185,000)         2.88          (5,000)$        4.25
                                            ----------                     ---------                     ---------
Outstanding-end of year                        701,332                     1,205,000                     1,365,000
                                            ==========                     =========                     =========


Outstanding - end of year:
1995 and 1997 options                               --            --              --            --          35,000          2.38
January 2000 and February 2000 options              --            --         500,000   $      3.24         625,000          3.19
July 2000 options                              459,332   $      1.38         705,000   $      1.38         705,000          1.38
May 2003 options                               200,000   $      2.50              --            --              --
September 2003 options                          42,000   $      2.25              --            --              --
                                            ----------                     ---------                     ---------
                                               701,332                     1,205,000                     1,365,000
                                            ==========                     =========                     =========


Outstanding and exercisable at end of
year:
1995 and 1997 options                               --            --              --            --          35,000          2.38
January 2000 and February 2000 options              --            --         500,000   $      3.24         625,000          3.19
July 2000 options                              459,332   $      1.38         705,000   $      1.38         705,000          1.38
May 2003 options                               200,000   $      2.50              --            --              --            --
September 2003 options                          14,000   $      2.25              --            --              --            --
                                            ----------                     ---------                     ---------

                                               673,332                     1,205,000                     1,365,000
                                            ==========                     =========                     =========

Weighted-average fair value of
   options granted, including
   modified options, during the year        $      .46                    $      .15                    $      .--
                                            ==========                    ==========                    ==========


         The remaining contractual life at December 31, 2003 is 1.6 years for the July 2000 options, 1.4 years for the May 2003 options and 2.7 years for the September 2003 options.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         The company has 1,199,332 shares reserved for future issuance at December 31, 2003, including: 459,332 shares for the 1989 plan; 200,000 shares for the May 2003 options; 42,000 shares for the September 2003 options; 98,000 shares for key employee stock plan; and 400,000 shares for an employment agreement.

         A summary of Dialysis Corporation of America's stock option activity, and related information for the years ended December 31, follows:

                                            2003                            2002                            2001
                                                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                      OPTIONS    EXERCISE PRICE      OPTIONS     EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                      -------   ----------------     -------    ----------------     -------     ----------------
Outstanding-beginning of year       1,367,000                      1,410,000                         930,000
Granted                                60,000          $1.88          81,000           $2.05         480,000          $  .67
Cancellations                         (51,000)         $1.63        (124,000)          $ .67              --              --
Exercised                            (184,284)        $  .73              --              --              --              --
Expired                                                  ---                              --                              --
                                    ---------                      ---------                       ---------
                                           --                             --                              --
Outstanding-end of year             1,191,716                      1,367,000                       1,410,000
                                    =========                      =========                       =========

Outstanding-end of year:
   August 2003 options                 10,000          $2.25
   June 2003 options                   50,000          $1.80
   May 2002 options                    11,000          $2.05          17,000           $2.05              --              --
   March 2002 options                      --             --          60,000           $1.58              --              --
   September 2001 options             146,430         $  .75         150,000           $ .75         150,000          $  .75
   January 2001 options               330,000         $  .63         330,000           $ .63         330,000          $  .63
   April 1999 options                 644,286         $  .63         800,000           $ .63         920,000          $  .63
   June 1998 options                                      --          10,000           $1.13          10,000          $ 1.13
                                    ---------                      --------                        ---------
                                           --
                                    1,191,716                      1,367,000                       1,410,000
                                    =========                      =========                       =========
Outstanding and exercisable-
         end of year:
   September 2001 options              90,000         $  .75          60,000           $ .75          30,000           $  .75
   January 2001 options               198,000         $  .63         132,000           $ .63          66,000           $  .63
   April 1999 options                 644,286         $  .63         800,000           $ .63         920,000           $  .63
   June 1998 options                                      --          10,000           $1.13          10,000           $ 1.13
                                    ---------                      ---------                       ---------
                                           --
                                      932,286                      1,002,000                       1,026,000
                                      =======                      =========                       =========

Weighted-average fair value of
   options granted during the year     $1.41                          $1.28                             $.31
                                       =====                          =====                        =========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

       The remaining contractual life at December 31, 2003 is 4.4 years for the June 2003 options, 2.7 years for the August 2003 options, 3.4 years for the May 2002 options, 2.7 years for the September 2001 options, 2 years for the January 2001 options and .3 years for the April 1999 options.

         All options of the company and Dialysis Corporation of America were issued at fair market value on the date of grant.

NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

       The following summarizes information about the company's three reported business segments, which are managed separately. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets include unallocated cash, deferred income taxes, corporate fixed assets and goodwill not allocated to any of the segments. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price. The company sold its interest in Techdyne in June 2001 for which the operating results have been reclassified as discontinued operations and accordingly are not included in the business segment data below. Subsequent to the sale of Techdyne, the company's operations are primarily domestic, with all property, plant and equipment located in the United States and minimal sales outside the Untied States. See Notes 1 and 12.

BUSINESS SEGMENT REVENUES
                                               2003            2002            2001
                                           ------------    ------------    ------------
Medical Products                           $    814,087    $    895,930    $    864,035
Medical Services                             30,278,106      25,606,677      19,441,170
New Technology                                  799,005         210,411         211,330
Corporate                                       220,341         221,534         299,255
Elimination of corporate rental charges
     to medical products                             --              --          (1,830)
Elimination of medical services interest
    charge to new technology                         --              --        (109,108)
Elimination of medical services
     interest charge to corporate                    --          (2,957)        (13,759)
Elimination of corporate interest
    charge to medical services                   (1,633)
                                           ------------    ------------    ------------
                                           $ 32,109,906    $ 26,931,595    $ 20,691,093
                                           ============    ============    ============
BUSINESS SEGMENT PROFIT (LOSS)
Medical Products                           $   (130,090)   $       (728)   $   (401,178)
Medical Services                              2,207,132       2,099,156         966,388
New Technology                                  799,005         210,412         102,222
Corporate                                    (1,337,613)       (621,967)     (1,533,399)
                                           ------------    ------------    ------------
                                           $  1,538,434    $  1,686,873    $   (865,967)
                                           ============    ============    ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

                                                         2003            2002             2001
                                                     ------------    ------------    ------------
BUSINESS SEGMENT ASSETS
Medical Products                                     $    384,816    $    392,992    $    335,588
Medical Services                                       19,604,374      17,153,984      15,683,433
New Technology                                                 --       2,742,076       2,281,666
Corporate                                              11,060,251       8,386,678      11,733,433
Elimination of corporate advance receivable
    from medical services                                (234,095)             --              --
Elimination of medical services advance receivable
     from corporate                                            --              --        (200,728)
Elimination of medical services notes receivable
     from new technology
                                                     ------------    ------------    ------------
                                                     $ 30,815,346    $ 28,675,730    $ 29,833,392
                                                     ============    ============    ============
OTHER BUSINESS SEGMENT INFORMATION
INTEREST INCOME:
Medical Services                                     $     53,886    $     47,846    $    180,368
New Technology                                             15,000         210,411         211,330
Corporate                                                  57,596          98,404         130,999
Elimination of medical services intercompany
     interest charge to corporate                              --          (2,957)        (13,759)
Elimination of medical services intercompany
     interest charge to new technology                         --              --        (109,108)
Elimination of corporate intercompany
     interest charge to medical services                   (1,633)             --              --
                                                     ------------    ------------    ------------
                                                     $    124,849    $    353,704    $    399,830
                                                     ============    ============    ============
INTEREST EXPENSE:
Medical Products                                     $        334    $     10,904    $     15,933
Medical Services                                          202,949         220,441         210,805
New Technology                                                 --              --         109,108
Corporate                                                      --          14,053          15,333
Elimination of medical services
     interest charge to new technology                         --              --        (109,108)
Elimination of medical services intercompany
     interest charge to corporate                              --          (2,957)        (13,759)
Elimination of corporate intercompany
   interest charge to medical services                     (1,633)             --              --
                                                     ------------    ------------    ------------
                                                     $    201,650    $    242,441    $    228,312
                                                     ============    ============    ============
DEPRECIATION AND AMORTIZATION:
Medical Products                                     $         --    $        563    $     22,068
Medical Services                                        1,186,234       1,065,887         808,659
Corporate                                                  43,443          57,202          54,973
                                                     ------------    ------------    ------------
                                                        1,229,677       1,123,652    $    885,700
DISCONTINUED OPERATIONS:
Electro-mechanical                                             --              --         749,481
                                                     ------------    ------------    ------------
                                                     $  1,229,667    $  1,123,652    $  1,635,181
                                                     ============    ============    ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6--BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA--CONTINUED

                                                     2003          2002          2001
                                                     ----          ----          ----
OTHER SIGNIFICANT NON-CASH ITEMS:
NEW TECHNOLOGY:
Gain on sale of securities                       $   784,005            --             --
MEDICAL SERVICES:
     Stock option related compensation expense       120,000       100,000             --
CORPORATE:
     Stock option related compensation expense       349,612            --    $ 1,032,550
DISCONTINUED OPERATIONS:
Gain on disposal of electro-mechanical
     manufacturing operations, net of tax                 --            --    $ 2,534,656
CAPITAL EXPENDITURES:
Medical Products                                 $        --   $    (1,121)   $        --
Medical Services                                   1,656,000     1,325,882      1,984,980
Corporate                                              4,000        17,413             --
                                                 -----------   -----------    -----------
                                                 $ 1,660,000   $ 1,342,174    $ 1,984,980
                                                 ===========   ===========    ===========


MAJOR CUSTOMERS

         Medical services revenues represent revenues of the company's dialysis division. A significant portion of medical service revenue pertains to services provided to individuals receiving Medicare and Medicaid benefits or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the company's operations. Approximately 62%, 58% and 59% of medical service revenues for the years ended December 31, 2003, 2002 and 2001, respectively, were derived from Medicare and Medicaid reimbursement.

NOTE 7--COMMITMENTS

Commitments

         The company and its subsidiaries have leases on severalfacilities, which expire at various dates. The aggregate lease commitments at December 31, 2003 are approximately: 2004 - $1,145,000; 2005 - $1,075,000, 2006 - $989,000;
2007 - $839,000; 2008 - $767,000;thereafter - $1,969,000. Total rent expense for continuing operations was approximately $953,000, $688,000 and $464,000 in fiscal 2003, 2002 and 2001, respectively.

         Effective January 1, 1997, Dialysis Corporation of America established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and Techdyne adopted the 401(k) profit sharing plan of Lytton, a Techdyne subsidiary, as participating employers effective July 1, 1998. Subsequent to the sale of its interest in Techdyne in June 2001, the company remained as a participating employer in this multi-employer plan until January 2003 when the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions. The expense for employer

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 7--COMMITMENTS--CONTINUED

match amounted to $17,000 for fiscal 2003 and $10,000 for both fiscal 2002 and fiscal 2001 the matching expense of Techdyne and Lytton are included in discontinued operations for fiscal 2001. See Notes 1 and 12.

         The company had a five-year employment agreement with Thomas K. Langbein, its CEO, President and Chairman of the Board, through August 31, 2003, which provided for annual increases in base salary in $10,000 increments and which was $331,500 at August, 2003. The employment agreement also provided for a monthly automobile allowance, participation in benefit plans and fringe benefits available to the company's employees and executives, reimbursement for business expenses and the payment of life insurance policies owned by Mr. Langbein. The agreement also provided for the non-competition by Mr. Langbein for a period of two years from termination of the relationship within a geographic area of the company's primary operations. Under the agreement, Mr. Langbein was entitled to certain severance payments in the event of termination as a result of death, extended disability, wrongful termination or change of control or for good reason by Mr. Langbein. The company and Mr. Langbein anticipate entering into a new five-year employment agreement shortly.

         Dialysis Corporation of America has a five-year employment contract with Stephen W. Everett, its CEO, President and director, through December 31, 2005, currently at an annual salary of $180,000. His compensation will increase in fiscal 2005 by an amount equal to the lesser of 3% of pre-tax profits or $10,000. The employment agreement also provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a one-year non-compete within the United States.

         We entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of an option to purchase 200,000 shares of our common stock. At management's discretion, we may cancel the agreement at any time. In June, 2003, two of the partners of the investment relations firm together with Thomas K. Langbein, our Chief Executive Officer and President, became three of the five directors of Xandros, Inc., a majority owned subsidiary of Linux Global Partners, Inc., which is a privately held Linux software company to which we made loans and in which we hold an approximate 14% interest. Mr. Langbein resigned his positions with Xandros on August 12, 2003. See Notes 5 and 12.

NOTE 8--RELATED PARTY TRANSACTIONS

         During 2003, 2002 and 2001, the company and Dialysis Corporation of America paid premiums of approximately $612,000, $448,000 and $283,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

         During 2003, 2002 and 2001, legal fees of approximately $342,000, $310,000 and $311,000, respectively, were incurred by the company and Dialysis Corporation of America for an attorney who is general counsel and secretary of the company (of which he is also a director), and serves as general counsel and secretary to Dialysis Corporation of America. In addition, the attorney was granted $60,000 in bonuses during fiscal 2003.

         In May 2001, Dialysis Corporation of America loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all Dialysis Corporation of America's President's stock options in Dialysis Corporation of America, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $4,000, $5,000 and $4,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

         The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% ownership interest in DCA of Vineland and this physician's companies holding a combined 48.7% ownership interest in DCA of Vineland. See Note 10.

         In July, 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 8--RELATED PARTY TRANSACTIONS--CONTINUED

         Minority members in subsidiaries in certain situations may fund their portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which the minority member may repay through its portion of capital distributions of the subsidiary. The 20% member in DCA of Chevy Chase, LLC funded approximately $233,000 in capital contributions during 2003 under a note with Dialysis Corporation of America accruing interest at prime plus 2%, with interest totaling approximately $9,000 during 2003, with approximately $54,000 of distributions to the member applied against the note and accrued interest. These represent non cash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

NOTE 9--ACQUISITIONS

         In August, 2001, Dialysis Corporation of America acquired the 30% minority interest in one of its Georgia dialysis centers for $600,000. Half of the purchase price was paid in August, 2001, with the remaining 50% paid in August, 2002. This transaction resulted in $523,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make this investment was based largely on its expectation of continued profitability of this center. The party from whom Dialysis Corporation of America acquired the minority interest is the medical director of another of Dialysis Corporation of America's subsidiaries. See Note 1.

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

         Effective April 8, 2003, Dialysis Corporation of America acquired the assets of a Georgia dialysis center, and effective June 1, 2003, acquired the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004, which is included in accrued expenses and other current liabilities at December 31, 2003. The results of operations of the acquired center have been included in the consolidated financial statements since its acquisition. Minority interest in the results of operations of the centers for which we acquired the outstanding minority interest was included in the consolidated financial statements until we acquired the minority interests. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make these acquisitions was based on its expectation of profitability resulting from its management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of three other of Dialysis Corporation of America's Georgia dialysis facilities. See Note 1.

NOTE 10--LOAN TRANSACTIONS

         Dialysis Corporation of America customarily funds the establishment and operations of its dialysis facility subsidiaries, usually until they become self-sufficient, including those subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for Dialysis

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 10--LOAN TRANSACTIONS--CONTINUED

Corporation of America's subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by Dialysis Corporation of America, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the Vineland medical director, acquired an interest in DCA of Vineland for $203,000, which was applied to reduce Dialysis Corporation of America's loan. The principal outstanding indebtedness of this loan was approximately $425,000 and $347,000 at December 31, 2003 and 2002, respectively.

NOTE 11--INVESTMENT

         During the period January 2000 through December, 2002, we made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which recently initiated the marketing of a Linux desktop operating system. In conjunction with the original loan we acquired an ownership interest in Linux Global Partners. In consideration for our extending the due date on the loans on several occasions we received additional shares of Linux Global Partners' common stock and presently own approximately 14% of Linux Global Partners. Dialysis Corporation of America also has an ownership interest in Linux Global Partners of approximately 2%.

         Interest on the notes evidencing our loans to Linux Global Partners amounted to approximately $15,000 during 2003 (through January 24, 2003), $210,000 for the year ended December 31, 2002 and $211,000 for the year ended December 31, 2001. Interest receivable on these notes amounted to approximately $492,000 at December 31, 2002, and was included in prepaid expenses and other current assets.

         The unpaid loans and accrued interest were satisfied through our foreclosure in January 2003 of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock which were part of the collateral securing Linux Global Partners' indebtedness to us. On January 24, 2003 Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the Ximian preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Upon Xandros' failure to make the payment, we, as the next highest bidder, obtained the Ximian preferred stock and, in accordance with the terms of the public auction retained the Xandros shares in satisfaction of the indebtedness due from Linux Global Partners. Thereafter, in connection with a third-party's acquisition of Ximian in August, 2003, we sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with one-half of the escrowed funds to be released to us in one year and the other half in two years, pending fulfillment by the parties to the Ximian acquisition of certain conditions, at which time we would record an additional gain based on net proceeds received.

NOTE 12--SALE OF TECHDYNE INTEREST

         On April 6, 2001, the company entered into an agreement with Simclar to sell its 71.3% ownership interest in Techdyne to Simclar for $10,000,000. The agreement also provides for an earn-out consisting of 3% of consolidated Techdyne sales (net of returns, allowances and bad debts) for the three fiscal years commencing January 1, 2001. Limitations on the earn-out range from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The earn-out is payable in cash each year for the earn-out

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 12--SALE OF TECHDYNE INTEREST--CONTINUED

period just ended. In April 2002, the company received the first earn-out payment of $1,105,000 and in April 2003 we received the second earn-out payment of approximately $1,011,000. At December 31, 2003, a receivable in the amount of $384,000, represents the unpaid balance on the minimum $2,500,000 earn-out and is reflected as a current receivable. See Note 1.

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

                          SUMMARY PRO FORMA INFORMATION
                                   (Unaudited)

                             YEAR ENDED DECEMBER 31,
                             -----------------------
                                      2001
                                      ----
                       Total revenues     $   20,683,000
                                          ==============

                       Net loss           $   (1,522,000)
                                          ==============

                       Loss per share
                                Basic     $         (.24)
                                          ==============
                                Diluted   $         (.25)
                                          ==============

         The company recorded a pre-tax gain on the sale of its interest in Techdyne of approximately $4,200,000, including the $2,500,000 minimum earn-out, after estimated costs of $200,000, with estimated income taxes of approximately $1,600,000.

         The Consolidated Statement of Operations reflects as discontinued operations the results of operations of Techdyne, net of applicable taxes, and the gain on disposal of Techdyne, net of applicable taxes. Certain reclassifications have been made to prior period amounts in accordance with this presentation.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 13--STOCK REPURCHASES

         In December 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding common stock based on current market prices. As of December 31, 2002 no repurchases were made subsequent to the company's announcement of the board's intent. The company repurchased and cancelled 48,500 shares for approximately $70,000 in fiscal 2003.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

         The following represents non-cash financing and investing activities and other cash flow information.

--------------------------------------------------------------------------------------------------------------------
                                                             2003                 2002                 2001
                                                             ----                 ----                 ----
--------------------------------------------------------------------------------------------------------------------
Interest paid (see Note 3)                                   $190,000           $  246,000            $535,000
--------------------------------------------------------------------------------------------------------------------
Income taxes paid (see Note 4)                                777,000            3,120,000             253,000
--------------------------------------------------------------------------------------------------------------------
Equipment financing (see Note 3)                                   --              399,000             752,000
--------------------------------------------------------------------------------------------------------------------
Option exercise bonus (see Note 5)                            100,000                   --                  --
--------------------------------------------------------------------------------------------------------------------
Subsidiary minority member capital
   contributions funded by notes (see Note 8)                 223,000                   --                  --
--------------------------------------------------------------------------------------------------------------------
Subsidiary minority member distributions
   applied against notes and accrued interest
   (see Note 8)                                                54,000                   --                  --
--------------------------------------------------------------------------------------------------------------------

NOTE 15--SUBSEQUENT EVENTS

         The board of directors of Dialysis Corporation of America declared a two-for-one stock split with respect to Dialysis Corporation of America's 3,968,772 shares of outstanding common stock. The record date of the split was January 28, 2004; the distribution date was February 9, 2004; and the date Nasdaq reported the adjusted price of the common stock was February 10, 2004. The two-for-one stock split increased the outstanding shares of Dialysis Corporation of America's common stock at that time to 7,937,344 shares. The split also required adjustment in the outstanding stock options of Dialysis Corporation of America by doubling the number of shares obtainable upon exercise, and halving the exercise price of the options. See Note 5.

         On March 17, 2004, the company agreed to a loan arrangement to provide Dialysis Corporation of America with up to $1,500,000 of financing for equipment purchases, evidenced by a demand promissory note from Dialysis Corporation of America, with annual interest of 1.25% over the prime rate.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (Unaudited)

           The following summarizes certain quarterly operating data:

                                                Year Ended December 31, 2003                    Year Ended December 31, 2002
                                      -------------------------------------- -------     -------------------------------------------
                                      March 31      June 30      Sept. 30    Dec. 31     March 31    June 30     Sept. 30    Dec. 31
                                      --------      -------      --------    -------     --------    -------     --------    -------
                                                                 (In thousands except per share data)

Net Sales                              $ 6,948      $ 7,649      $ 7,725     $ 8,165     $ 5,729     $ 6,536     $ 6,914     $ 6,873
Gross profit                             2,614        2,989        2,903       3,245       2,188       2,679       2,819       2,803
Net income (loss)                          (44)         (64)         230         151          18         133         177         154
Earnings (loss) per shares:
           Basic                       $ .(01)      $ .(01)      $   .04     $   .02     $   .--     $   .02     $   .03     $   .02
           Diluted                     $ .(01)      $ .(01)      $   .03     $   .02     $   .--     $   .02     $   .02     $   .02


         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters' earnings per share do not necessarily equal earnings per share for the year.

NOTE 17--FOURTH QUARTER DATA (Unaudited)

         The company recorded an income tax benefit adjustment to the valuation allowance relating to its deferred tax asset of approximately $102,000 and $603,000 during the fourth quarter of 2002 and 2001, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
MEDICORE, INC. AND SUBSIDIARIES
DECEMBER 31, 2003

--------------------------------------------------------------------------------------------------------------------------
                      COL. A                               COL. B                              COL. C
--------------------------------------------------------------------------------------------------------------------------
                                                                                                           Additions
                                                         Balance at         Additions (Deductions)        Charged to
                                                          Beginning         Charged (Credited) to       Other Accounts
                  Classification                          of Period           Cost and Expenses            Describe
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectible accounts                $   842,000               $ 290,000
     Reserve for inventory obsolescence                      122,000                 (15,000)
     Valuation allowance for deferred tax asset              115,000                  11,000
                                                         -----------               ---------
                                                         $ 1,079,000               $ 286,000
                                                         ===========               =========
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                $   753,000               $ 705,000
     Reserve for inventory obsolescence                      175,000                 (53,000)
     Valuation allowance for deferred tax asset              217,000                (102,000)
                                                         -----------               ----------
                                                         $ 1,145,000               $ 550,000
                                                         ===========               =========
YEAR ENDED DECEMBER 31, 2001:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                $   452,000               $ 765,000

     Reserve for inventory obsolescence                      798,000                 350,000

     Valuation allowance for deferred tax asset              820,000                (603,000)
                                                         -----------               ---------
                                                         $ 2,070,000               $ 512,000
                                                         ===========               =========

-----------------------------------------------------------------------------------------------------
                      COL. A                                   COL. D                 COL. E
-----------------------------------------------------------------------------------------------------

                                                           Other Changes              Balance
                                                            Add (Deduct)             at End of
                  Classification                              Describe                Period
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectible accounts                    $  (336,000)(1)         $  796,000
     Reserve for inventory obsolescence                          (17,000)(2)             90,000
     Valuation allowance for deferred tax asset                      ---                126,000
                                                             -----------             ----------
                                                             $  (353,000)            $1,012,000
                                                             ============            ==========
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                    $  (616,000)(1)         $  842,000
     Reserve for inventory obsolescence                              ---                122,000
     Valuation allowance for deferred tax asset                       ---               115,000
                                                             ------------            ----------
                                                             $  (616,000)            $1,079,000
                                                             ============            ==========
YEAR ENDED DECEMBER 31, 2001:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts                    $  (223,000)(1)         $  753,000
                                                                (241,000)(3)
     Reserve for inventory obsolescence                         (511,000)(2)            175,000
                                                                (462,000)(3)
     Valuation allowance for deferred tax asset                       ---               217,000
                                                             ------------            ----------
                                                             $(1,437,000)            $1,145,000
                                                             ============            ==========

(1)  Net (write-offs) recoveries against receivables allowance.

(2)  Net write-offs against inventory reserves.

(3)  Sale of Techdyne

                                    EXHIBITS
                                       TO
                                  MEDICORE, INC


     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


21     Subsidiaries of the Company

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.