Form 10-Q
period 2004-03-31
MEDICORE INC
filed 2004-05-17
CIK 8643

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-6906

                                 MEDICORE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                      59-0941551
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)

2337 West 76th Street, Hialeah, Florida                           33016
----------------------------------------                        ----------
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

      Indicate by check (check) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|or No|_|

      Indicate by check (check) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes |_| or No |X|

Common Stock Outstanding

      Common Stock, $.01 par value - 6,988,614 shares as of April 30, 2004.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX



PART I -- FINANCIAL INFORMATION
------    ---------------------

      The Consolidated Condensed Financial Statements (Unaudited) for the three months ended March 31, 2004 and March 31, 2003 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

      1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2004 and March 31, 2003.

      2) Consolidated Condensed Balance Sheets as of March 31, 2004 and December 31, 2003.

      3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003.

      4) Notes to Consolidated Condensed Financial Statements as of March 31, 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures
-------  -----------------------

PART II -- OTHER INFORMATION
-------    -----------------

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
-------  ---------------------------------------------------------------------
         Securities
         ----------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -----------------------------
Revenues:                                                       2004             2003
                                                            ------------     ------------
    Sales:
         Product sales                                      $    224,318     $    209,757
         Medical services revenues                             8,409,524        6,737,951
                                                            ------------     ------------
                  Total sales                                  8,633,842        6,947,708
    Other income                                                 217,045           73,060
                                                            ------------     ------------
                                                               8,850,887        7,020,768
                                                            ------------     ------------
Cost and expenses:
    Cost of sales:
         Cost of product sales                                   117,627          131,091
         Cost of medical services                              5,162,222        4,202,613
                                                            ------------     ------------
                  Total cost of sales                          5,279,849        4,333,704
    Legal fees related party                                      79,000           79,000
    Selling, general and administrative expenses               3,598,275        2,424,771
    Provision for doubtful accounts                              148,295           95,898
                                                            ------------     ------------
                                                               9,105,419        6,933,373
                                                            ------------     ------------

Operating (loss) income                                         (254,532)          87,395

Other income (expense):
Interest income related parties                                    3,825            7,573
Gain on sale of former subsidiary (Note 13)                      545,995               --
Other income, net                                                 75,298           71,640
                                                            ------------     ------------

Income before income taxes, minority interest and
      equity in affiliate earnings                               370,586          166,608

Income tax provision                                             216,108          111,265
                                                            ------------     ------------

Income before minority interest and equity
     in affiliate earnings                                       154,478           55,343

Minority interest in income of consolidated subsidiaries        (173,923)        (114,519)

Equity in affiliate earnings                                      19,033           15,419
                                                            ------------     ------------

Net loss                                                    $       (412)    $    (43,757)
                                                            ============     ============

Loss per share:
   Basic                                                           $.---     $       (.01)
                                                            ============     ============
   Diluted                                                         $.---     $       (.01)
                                                            ============     ============

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2004           2003(A)
                                                                     ------------    ------------
                                       ASSETS                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                          $  9,304,611    $ 10,316,170
  Accounts receivable, less allowance of
    $822,000 at March 31, 2004 and $796,000 at December 31, 2003        5,225,529       4,963,628
  Receivable from sale of former subsidiary (Note 13)                     930,248         384,253
  Inventories, less allowance for obsolescence
    of $75,000 at March 31, 2004 and $90,000 at December 31, 2003       1,491,733       1,320,255
  Related parties' loan and interest receivable                           108,464         204,469
  Prepaid expenses and other current assets                             1,840,334       1,807,663
  Deferred income taxes                                                   488,000         477,000
                                                                     ------------    ------------
         Total current assets                                          19,388,919      19,473,438

Property and equipment
  Land and improvements                                                 1,027,108       1,027,108
  Building and building improvements                                    3,233,589       3,232,904
  Equipment and furniture                                               7,248,205       6,226,312
  Leasehold improvements                                                4,021,692       3,566,083
                                                                     ------------    ------------
                                                                       15,530,594      14,052,407
  Less accumulated depreciation and amortization                        6,007,456       5,670,595
                                                                     ------------    ------------
                                                                        9,523,138       8,381,812
                                                                     ------------    ------------

Other assets                                                              685,097         668,763
Goodwill                                                                2,291,333       2,291,333
                                                                     ------------    ------------
         Total other assets                                             2,976,430       2,960,096
                                                                     ------------    ------------
                                                                     $ 31,888,487    $ 30,815,346
                                                                     ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  1,697,920    $  1,209,128
  Accrued expenses and other current liabilities                        4,316,541       4,228,391
  Current portion of long-term debt                                       601,000         575,000
  Income taxes payable                                                    220,477          28,949
                                                                     ------------    ------------
         Total current liabilities                                      6,835,938       6,041,468

Long-term debt                                                          1,960,136       2,097,355

Deferred income taxes                                                     683,000         742,000
                                                                     ------------    ------------

         Total liabilities                                              9,479,074       8,880,823

Minority interest in subsidiaries                                       5,515,506       4,941,655

Commitments

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
     6,988,614 shares issued and outstanding at March 31, 2004;
     6,753,943 shares issued and outstanding at December 31, 2003          69,886          67,539
  Capital in excess of par value                                       12,907,092      13,007,988
  Retained earnings                                                     3,916,929       3,917,341
                                                                     ------------    ------------
         Total stockholders' equity                                    16,893,907      16,992,868
                                                                     ------------    ------------
                                                                     $ 31,888,487    $ 30,815,346
                                                                     ============    ============

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March, 2004.

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -----------------------------
Operating activities:                                                      2004             2003
                                                                       ------------     ------------
    Net loss                                                           $       (412)    $    (43,757)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                                       340,875          283,510
         Amortization                                                           579              578
         Bad debt expense                                                   148,295           95,898
         Deferred income tax benefit                                        (70,000)              --
         Inventory obsolescence credit                                      (15,459)         (11,894)
         Stock option expense                                               337,844               --
         Minority interest                                                  173,923          114,519
         Equity in affiliate earnings                                       (19,033)         (15,419)
         Gain on sale of former subsidiary                                 (545,995)              --
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                             (410,196)        (547,998)
           Inventories                                                     (156,019)        (131,757)
           Interest receivable related parties                               (3,825)          (7,573)
           Prepaid expenses and other current assets                        (46,672)         750,857
           Accounts payable                                                 488,792         (514,001)
           Accrued expenses and other current liabilities                   208,246          (95,724)
           Income taxes payable                                             191,528               --
                                                                       ------------     ------------
               Net cash provided by (used in) operating activities          622,471         (122,761)

Investing activities:
    Additions to property and equipment, net of minor disposals          (1,482,201)        (578,146)
    Distribution from affiliate                                              20,400           77,000
    Other assets                                                             (4,078)           7,639
                                                                       ------------     ------------
               Net cash used in investing activities                     (1,465,879)        (493,507)

Financing activities:
    Line of credit net payments                                                  --          (79,157)
    Payments on long-term borrowings                                       (111,218)        (148,230)
    Proceeds from exercise of subsidiary stock options                        5,400               --
    Repurchase of stock                                                          --          (66,610)
    Capital contributions by subsidiaries' minority members                      --            4,000
    Distribution to subsidiaries' minority members                          (62,333)         (46,600)
                                                                       ------------     ------------
               Net cash used in financing activities                       (168,151)        (336,687)
                                                                       ------------     ------------

Decrease in cash and cash equivalents                                    (1,011,559)        (952,955)

Cash and cash equivalents at beginning of year                           10,316,170        8,080,903
                                                                       ------------     ------------

Cash and cash equivalents at end of period                             $  9,304,611     $  7,127,948
                                                                       ============     ============

See notes to consolidated condensed financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business: The company has three reported business segments. The medical services segment, operated by Medicore's 57% owned subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), operates 19 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has one dialysis center under development; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000, with investments in Linux software companies. See "Consolidation."

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

      The company's principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated losses from obsolete or unsaleable inventory as provided for in our allowance for inventory obsolescence, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. The company's estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

      Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 37% of medical service cost of sales for the first quarter of 2004 and for the same period of the preceding year. There is only one supplier of EPO in the United States, which supplier has recently received FDA approval for an alternative product available for dialysis patients. There are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 29% of medical services revenue for the first quarter of 2004 and 28% for the same period of the preceding year.

      Inventories: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value, and consist of inventory of the company's medical products division and the company's medical services division.

      Goodwill: Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from Dialysis Corporation of America's acquisition of minority interests in August, 2001, and June, 2003, and the goodwill resulting from Dialysis Corporation of America's acquisition of Georgia dialysis centers in April, 2002, and April, 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill. See Note 10.

      Income Taxes: Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between the financial accounting and tax basis of assets and liabilities.

      Dialysis Corporation of America files separate income tax returns with its income tax liability reflected on a separate return basis.

      Other Income:

      Operating:

      Other operating income is comprised as follows:

                                THREE MONTHS ENDED
                                    MARCH 31,
                             ------------------------
                                2004          2003
                             ----------    ----------
Management fee income        $   82,862    $   73,060
Litigation settlement           134,183            --
                             ----------    ----------
                             $  217,045    $   73,060
                             ==========    ==========

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

      Non-operating:

      Other income, net, is comprised as follows:

                                 THREE MONTHS ENDED
                                     MARCH 31,
                             -------------------------
                                2004           2003
                             ----------     ----------
Rental income                $   85,288     $   74,001
Interest income                  18,845         30,038
Interest (expense)              (42,597)       (54,021)
Other                            13,762         21,622
                             ----------     ----------
Other income, net            $   75,298     $   71,640
                             ==========     ==========

      Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

                                         MARCH 31,   DECEMBER 31,
                                           2004          2003
                                        ----------    ----------
Accrued compensation                    $  936,852    $1,230,685
Due to insurance companies               1,985,959     1,759,397
Payable subsidiary minority interest
  acquisition (See Note 10)                670,000       670,000
Other                                      723,730       568,309
                                        ----------    ----------
                                        $4,316,541    $4,228,391
                                        ==========    ==========

      Stock-Based Compensation: The company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

      Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option grants in 2003: risk-free interest rate of 1.76%; no dividend yield; volatility factor of the expected market price of the company's common stock of .78, and an expected life of 2.17 years.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

      The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.25%, 1.44%, 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.05, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

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

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
Net loss, as reported                                     $       (412)   $    (43,757)

Stock-based employee compensation expense under
         fair value method, net of related tax effects          (7,504)         (9,510)
                                                          ------------    ------------
Pro forma net loss-basic computation                            (7,916)        (53,267)
Subsidiary dilutive securities adjustments                     (14,335)         (8,576)
                                                          ------------    ------------
Pro forma net loss-diluted computation                    $    (22,251)   $    (61,843)
                                                          ============    ============

Loss per share:
         Basic, as reported                                      $.---    $       (.01)
                                                          ============    ============
         Basic, pro forma                                        $.---    $       (.01)
                                                          ============    ============
         Diluted, as reported                                    $.---    $       (.01)
                                                          ============    ============
         Diluted, pro forma                                      $.---    $       (.01)
                                                          ============    ============

      Earnings (Loss) Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                                                           2004            2003
                                                       ------------    ------------
Net loss, numerator-basic computation                  $       (412)   $    (43,757)
Adjustment due to subsidiaries' dilutive securities         (14,335)         (8,576)
                                                       ------------    ------------
Net loss as adjusted, numerator-diluted computation    $    (14,747)   $    (52,333)
                                                       ============    ============

Weighted average shares                                   6,986,035       6,565,397
                                                       ============    ============

Loss per share:
Basic                                                         $.---    $       (.01)
                                                       ============    ============
Diluted                                                       $.---    $       (.01)
                                                       ============    ============

      The company has various stock options outstanding which have not been included in the diluted loss per share computation since they would be anti-dilutive due to the loss. See Note 6.

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

      Credit Risk: The company's primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to our medical services division, and amounts owed by commercial customers to our medical products division. Receivables of our medical services division from Medicare and Medicaid comprised 65% of that division's receivables at March 31, 2004 and 59% at December 31, 2003.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

      Revenue Recognition: Net medical services revenues are recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors. The medical services division occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay, however, the amount is not significant. Product sales are recorded pursuant to stated shipping terms.

      Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $32,000 for the quarter ended March 31, 2004 and $44,000 for the same period of the preceding year.

      Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

      The company has a royalty agreement with a former subsidiary, Viragen, Inc., pursuant to which it is to receive a royalty on Viragen's gross sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. A payment of approximately $108,000, earned under the original royalty agreement, is due as the final payment under the existing royalty agreement. In August, 2002, the company initiated a legal action against Viragen for breach of the royalty agreement and for an accounting of sales pursuant to the royalty agreement.

      In July, 2003, the company reached an agreement with Viragen pursuant to mediation proceedings following its obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to it under the royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004, and August 1, 2005, with annual interest accruing at 5% on the August, 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and has remitted quarterly payments of $2,580 in October, 2003, $2,905 in January, 2004, and $3,735 in April, 2004.

NOTE 3--INTERIM ADJUSTMENTS

      The financial summaries for the three months ended March 31, 2004, and March 31, 2003, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 3--INTERIM ADJUSTMENTS--CONTINUED

      While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's latest annual report on Form 10-K for the year ended December 31, 2003.

NOTE 4--LONG-TERM DEBT

      The company's medical products division had a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit matured January 22, 2003, and was secured by the accounts receivable and inventory of the company's medical products division. The line of credit and accrued interest were paid off in January, 2003, prior to maturity. The company did not renew this line of credit.

      Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter, with an interest rate of 5% at March 31, 2004, and 5% at December 31, 2003, which is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $630,000 at March 31, 2004, and $636,000 at December 31, 2003.

      In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April, 2006, secured by its land and building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002, with an interest rate of 6% at March 31, 2004, and December 31, 2003. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $705,000 at March 31, 2004, and $715,000 at December 31, 2003.

      The Dialysis Corporation of America equipment financing agreement is for financing for kidney dialysis machines for Dialysis Corporation of America's facilities in Pennsylvania and Maryland, New Jersey and Georgia. Financing is secured by the financed equipment. Monthly payments under the agreement, as of December 31, 2003, are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." There was no financing under the agreement during the first quarter of 2004 or the first quarter of 2003. The remaining principal balance under this financing amounted to approximately $1,226,000 at March 31, 2004, and $1,321,000 at December 31, 2003.

      The prime rate was 4.00% as of March 31, 2004 and as of December 31, 2003. For interest payments, see Note 15.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 4--LONG-TERM DEBT--CONTINUED

      Dialysis Corporation of America's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of Dialysis Corporation of America, and require maintenance of certain financial rations. Dialysis Corporation of America was in compliance with the debt covenants at March 31, 2004, and December 31, 2003.

NOTE 5--INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      For income tax payments, see Note 15.

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION

      On May 6, 1996, we adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of March 31, 2004, 2,000 shares have been issued under this Plan.

      In July, 2000, the company granted, under our 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and its subsidiaries. The options have an exercise price of $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled during 2003 due to employee terminations and resignations. In June, 2001, 115,000 options were exercised. In September, 2003, the company's board of directors authorized the granting of bonuses to our officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by these individuals as of September 11, 2003 resulting in the exercise of 229,668 options. In January, 2004, the company's board of directors authorized the granting of bonuses to the company's officers, directors and employees, which bonuses were partially comprised of the exercise of a portion of the options then held by these individuals resulting in the exercise of 234,671 options. At March 31, 2004, a total of 224,661 options were outstanding under the 1989 Stock Option Plan.

      As part consideration for a May, 2003 consulting agreement, the company granted options to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The fair value of these options was $56,000 pursuant to a Black-Scholes computation. The $56,000 expense is being deferred and amortized over the one year life of the consulting agreement commencing June, 2003. Approximately $14,000 of such expense was recorded during the first quarter of 2004. If the company terminates the agreement, which it may do at its discretion, the option must be exercised within six months of such termination date. See Note 8.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

      On September 25, 2003, the company granted options for 21,000 common shares to each of two directors for their service on several of its board committees, including our audit committee. The options were granted under the company's 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005.

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

      In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options have been cancelled to date as a result of terminations. In April, 2000, the 680,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. All the notes were repaid with Dialysis Corporation of America stock at fair market value on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the three months ended March 31, 2004, and $6,000 for the same period of the preceding year. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares of Dialysis Corporation of America's stock for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the optionee's payment of 54,223 shares of Dialysis Corporation of America for cancellation. The exercises and share payments to the company represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statements of Cash Flows." See Note 15.

      In January, 2001, Dialysis Corporation of America's board of directors granted to its CEO and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting January, 2001, and 66,000 options vesting in equal annual increments on January 1 for each of the next four years. In January, 2004, 56,384 of these options were exercised for $35,240, with the exercise price satisfied by a Dialysis Corporation of America director bonuses accrued in 2003.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

      In September, 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately and the remaining 120,000 options vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2003. These exercises represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note
15. In January, 2004, 7,200 of these options were exercised with Dialysis Corporation of America receiving a $5,400 cash payment for the exercise price leaving 134,654 of these options outstanding as of March 31, 2004. As of March 31, 2004, an aggregate of 120,000 of these options had vested of which 15,346 have been exercised.

      In March, 2002, Dialysis Corporation of America's board of director's granted a five-year option to an officer for 60,000 shares exercisable at $1.58 per share through February 28, 2007. The option was to vest in equal annual increments of 15,000 shares each February 28 from 2003 through 2006. 15,000 options that vested in February, 2003, were exercised in October, 2003, and the remaining 45,000 options expired unvested due to the July 31, 2003 resignation of the officer.

      In May, 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 21,000 shares to its employees of which 11,000 remain outstanding at December 31, 2003. Most of these options with respect to each individual employee are for 1,000 shares of common stock, with one option for 3,000 shares of common stock. These options are exercisable at $2.05 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 10,000 shares have been cancelled as a result of the termination of those employees holding the options, with 6,000 options having been cancelled during 2003.

      In June, 2003, Dialysis Corporation of America's board of directors granted to an officer a five-year stock option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares each June 4 from 2004 through 2007.

      In August, 2003, Dialysis Corporation of America's board of directors granted a three-year option to a director who is also a member of several of its committees, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares on August 19, 2004 and 2005.

      In January, 2004, Dialysis Corporation of America's board of directors granted a five-year option for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------
     BUSINESS SEGMENT OPERATING REVENUES
     Medical products                       $    224,318     $    209,757
     Medical services                          8,626,569        6,811,011
                                            ------------     ------------
                                            $  8,850,887     $  7,020,768
                                            ============     ============
     BUSINESS SEGMENT PROFIT (LOSS)
     Medical products                       $     (5,518)    $     25,246
     Medical services                            540,819          378,275
     New technology                                   --           15,000
     Corporate                                  (710,710)        (201,421)
                                            ------------     ------------
                                            $   (175,409)    $    166,608
                                            ============     ============

NOTE 8--COMMITMENTS

      In January, 2003, the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions.

      The company entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of a two year option to purchase 200,000 shares of the company's common stock exercisable at $2.50 per share. At management's discretion, the company may cancel the agreement at any time. In June, 2003, two of the partners of the investment relations firm together with Thomas K. Langbein, the company's Chairman, CEO and President, became three of the five directors of Xandros, Inc., a majority owned subsidiary of Linux Global Partners, Inc., which is a privately held Linux software company to which the company made loans and in which the company holds an approximate 14% interest. Mr. Langbein resigned his positions with Xandros on August 12, 2003. See Notes 6 and 12.

NOTE 9--RELATED PARTY TRANSACTIONS

      In May, 2001, Dialysis Corporation of America loaned its CEO and President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of such individual's Dialysis Corporation of America stock options in Dialysis Corporation of America, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 for the first quarter of 2004 and for the same period of the preceding year.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 9--RELATED PARTY TRANSACTIONS--CONTINUED

      The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician's companies holding a combined 49% ownership interest in DCA of Vineland.

      In July, 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

      Minority members in subsidiaries in certain situations may fund their portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which the minority member may repay through its portion of capital distributions of the subsidiary. The 20% member in DCA of Chevy Chase, LLC funded approximately $30,000 in capital contributions during the first quarter of 2004, with no such contributions during the same period of the preceding year under a note with Dialysis Corporation of America accruing interest at prime plus 2%, with interest totaling approximately $ 3,000 for the three months ended March 31, 2004, with approximately $16,000 of distributions to the member applied against the note and accrued interest during the first quarter of 2004, with no such distributions during the same period of the preceding year. These represent noncash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 15.

      The company and Dialysis Corporation of America incurred legal fees of approximately $79,000 for the first quarter of 2004 and the same period of the preceding year respectively, for an attorney who is general counsel and secretary of the company (of which he is also a director), and serves as general counsel and secretary to Dialysis Corporation of America.

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

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 10--ACQUISITIONS--CONTINUED

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

      Effective April 8, 2003, Dialysis Corporation of America acquired the assets of a Georgia dialysis center, and effective June 1, 2003, acquired the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004, which has been presented as a current liability as of March 31, 2004. The results of operations of the acquired center have been included in the consolidated financial statements since its acquisition. Minority interest in the results of operations of the centers for which we acquired the outstanding minority interest was included in the consolidated financial statements until we acquired the minority interests. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make these acquisitions was based on its expectation of profitability resulting from its management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of two other of Dialysis Corporation of America's Georgia dialysis facilities. See Note 1.

NOTE 11--LOAN TRANSACTIONS

      Dialysis Corporation of America customarily funds the establishment and operations of its dialysis facility subsidiaries, usually until they become self-sufficient, including those subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for Dialysis Corporation of America's subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by Dialysis Corporation of America, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the Vineland medical director, acquired an interest in DCA of Vineland for $203,000, which was applied to reduce Dialysis Corporation of America's loan. The principal outstanding indebtedness of this loan was approximately $340,000 at March 31, 2004 and $425,000 at December 31, 2003, respectively. See Note 9.

NOTE 12--INVESTMENT

      During the period January, 2000 through December, 2002, the company made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which initiated the marketing of a Linux desktop

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 12--INVESTMENT--CONTINUED

operating system. In conjunction with the original loan the company acquired an ownership interest in Linux Global Partners. In consideration for the company's extending the due date on the loans on several occasions it received additional shares of Linux Global Partners' common stock and presently own approximately 14% of Linux Global Partners. Dialysis Corporation of America also has an ownership interest in Linux Global Partners of approximately 2%.

      Interest on the notes evidencing our loans to Linux Global Partners amounted to approximately $15,000 during 2003 (through January 24, 2003).

      The unpaid loans and accrued interest were satisfied through the company's foreclosure in January, 2003, of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock which were part of the collateral securing Linux Global Partners' indebtedness to the company. On January 24, 2003, Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the Ximian preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Upon Xandros' failure to make the payment, the company, as the next highest bidder, obtained the Ximian preferred stock and, in accordance with the terms of the public auction retained the Xandros shares in satisfaction of the indebtedness due from Linux Global Partners. Thereafter, in connection with a third-party's acquisition of Ximian in August, 2003, the company sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with one-half of the escrowed funds to be released to the company in one year, and the other half in two years, pending fulfillment by the parties to the Ximian acquisition of certain conditions, at which time the company would record an additional gain based on net proceeds received.

NOTE 13--SALE OF INTEREST IN FORMER SUBSIDIARY

      On April 6, 2001, the company entered into an agreement with Simclar International to sell its 71.3% ownership interest in Techdyne, Inc. (now Simclar, Inc.) to Simclar International for $10,000,000. The agreement provided for an earn-out consisting of 3% of consolidated Techdyne sales for the three fiscal years commencing January 1, 2001. Limitations on the earn-out ranged from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The earn-out was payable in cash each year for the earn-out period just ended. In April, 2002, the company received the first earn-out payment of $1,105,000. In April, 2003, the company received the second earn-out payment of approximately $1,011,000. At March 31, 2004, a receivable in the amount of $930,248, representing the amount of the third earn-out payment received in April, 2004, is reflected in the company's Consolidated Condensed Balance Sheet as a current receivable. The earn-out payment received in April, 2004, resulted in the company receiving approximately $546,000 in excess of the minimum earn-out previously recorded which is reflected in the Consolidated Condensed Statement of Operations as a non-operating gain. Based on Techdyne (Simclar, Inc.) consolidated sales of $36,187,105 for 2003 on which the earn-out payment is supposed to be computed based on the Agreement for Sales and Purchase of Shares, the earn-out payment should have been $1,085,613. The company has demanded payment of the $155,365 balance due from Simclar International, and on April 10, 2004, the company filed an action in the 11th Judicial Circuit in and for Miami-Dade County, Florida to collect the balance of the earn-out payment due.

                         MEDICORE, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 14--STOCK REPURCHASES

      In December, 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding common stock based on current market prices. The company repurchased and cancelled 48,500 shares for approximately $70,000 in the first quarter of 2003. No repurchases were made during the first quarter of 2004.

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

      The following represents non-cash financing and investing activities and other cash flow information.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
     Interest paid (see Note 4)                       $   41,000    $   44,000
     Income taxes paid (see Note 5)                       97,000       197,000
     Option exercise bonus (see Note 6)                  120,000       100,000
     Subsidiary minority member capital
        contributions funded by notes (see Note 9)        30,000            --
     Subsidiary minority member distributions
        applied against notes and accrued interest
        (see Note 9)                                      16,000            --
     Share payment to subsidiary for subsidiary
        stock option exercises (see Note 6)              321,000            --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our unaudited consolidated condensed financial statements, including the notes, included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

      Although we have a medical products division and investment in two affiliated technology companies, our primary operations, revenues and income are derived from our dialysis operations through our 57% public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 19 outpatient dialysis centers, including the management of each of a center in which it holds a 40% minority interest and one unaffiliated dialysis center. In addition, Dialysis Corporation of America provides dialysis treatments to patients at eight hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment.

      The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:

                        THREE MONTHS ENDED MARCH 31,
                        ----------------------------
                           2004             2003
                        ----------       ----------
     In center              27,749           22,985
     Home peritoneal         1,834            1,662
     Acute                   2,179            2,072
                        ----------       ----------
                            31,762(1)        26,719(1)
                        ==========       ==========

_______________
      (1) Treatments by the two managed centers included: in-center treatments of 2,883 and 2,426, respectively, for the three months ended March 31, 2004 and March 31, 2003; no home peritoneal treatments; and acute treatments of 12 and 53, respectively, for the three months ended March 31, 2004 and March 31, 2003.

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

      Approximately 57% of medical service revenues from our dialysis operations were derived from Medicare and Medicaid reimbursement for the three months ended March 31, 2004 compared to 58% for the same period of the preceding year with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

      The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                       2004       2003
                                                      ------     ------
     Medicare                                            49%        49%
     Medicaid and comparable programs                     8          9
     Hospital inpatient dialysis services                 7         10
     Commercial insurers and other private payors        36         31
                                                      ------     ------
                                                        100%       100%
                                                      ======     ======

      The medical services revenues from our dialysis operations are derived primarily from four sources: outpatient hemodialysis services, home peritoneal dialysis services, inpatient hemodialysis services and ancillary services. The following table shows the breakdown of medical service revenues from our dialysis operations (in thousands) derived from primary revenue sources and the percentage of total medical service revenue represented by each source for the periods presented:

                                          THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------
                                           2004                  2003
                                     -----------------     -----------------
Outpatient hemodialysis services     $4,087         49%    $3,309         49%
Home peritoneal dialysis services       411          5        289          4
Inpatient hemodialysis services         589          7        532          8
Ancillary services                    3,323         39      2,608         39
                                     ------     ------     ------     ------
                                     $8,410        100%    $6,738        100%
                                     ======     ======     ======     ======

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

RESULTS OF OPERATIONS

The following table shows our results of operations (in thousands) for the periods presented:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2004          2003
                                                ----------    ----------
Product sales                                   $      224    $      210
Medical service revenues                             8,410         6,738
                                                ----------    ----------
         Total sales                                 8,634         6,948
Other income                                           217            73
                                                ----------    ----------
         Total revenues                              8,851         7,021

Cost of product sales                                  118           131
Cost of medical services                             5,162         4,203
                                                ----------    ----------
         Total cost of sales                         5,280         4,334
Selling, general and administrative expenses         3,677         2,503
Provision for doubtful accounts                        148            96
                                                ----------    ----------
         Total cost and expenses                     9,105         6,933
                                                ----------    ----------

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2004           2003
                                                 ----------     ----------
Operating loss (income)                                (254)           (88)

Gain on sale of former subsidiary                       625             79
                                                 ----------     ----------

Income before income taxes, minority interest
and equity in affiliate earnings                        371            167

Income tax provision                                    216            111
                                                 ----------     ----------

Income before minority interest and equity
  in affiliate earnings                                 155             56

Minority interest in income of
  consolidated subsidiaries                            (174)          (115)

Equity in affiliate earnings                             19             15
                                                 ----------     ----------

Net loss                                         $      ---     $      (44)
                                                 ==========     ==========

      Consolidated operating revenues, increased by approximately $1,830,000 (26%) for the three months ended March 31, 2004 compared to the same period of the preceding year. Sales revenues increased by approximately $1,686,000 (24%) for the three months ended March 31, 2004 compared to the same period of the preceding year. Other operating income increased by approximately $144,000 for the three months ended March 31, 2004, compared to the same period of the preceding year. This includes a litigation settlement of $134,000 and an increase in management fee income of $10,000 pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated dialysis center. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

      In April, 2004, we received payment of approximately $930,000 representing the third installment of an earn-out payment from our sale of Techdyne in 2001. This resulted in our having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 that we had previously recorded. The $930,000 is reflected as a current asset for the three months ended March 31, 2004, and we have recorded a non-operating gain of $546,000 in our consolidated statement of operations. On April 10, 2004, we filed a breach of contract legal action in Florida state court to collect an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne consolidated sales for 2003. See Note 13 to "Notes to Consolidated Condensed Financial Statements."

      Other non-operating income increased approximately $3,000 for the three months ended March 31, 2004 compared to the same period of the preceding year. Interest income decreased approximately $11,000 largely due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners. See
Note 12 to "Notes to Consolidated Financial Statements." Rental income increased approximately $11,000, miscellaneous other income decreased by approximately $8,000, and interest expense decreased approximately $11,000, reflecting lower interest rates on variable rate debt and reduced average borrowings. The prime rate was 4.00% at March 31, 2004 and December 31, 2003. See Note 1 to "Notes to Consolidated Financial Statements."

      Medical product sales revenues increased approximately $15,000 (7%) for the three months ended March 31, 2004 compared to the same period of the preceding year. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products continues to be less than anticipated.

      Medical service revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $1,672,000 (25%) for the three months ended March 31, 2004 compared to the same period of the preceding year, with the increase largely attributable to a 19% increase in total dialysis treatments performed by DCA from 24,240 during the first quarter of 2003 to 28,867 during the first quarter of 2004. This increase reflects (i) increased revenues of Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $401,000; (ii) increased revenues of approximately $32,000 for its New Jersey centers; (iii) increased revenues of approximately $292,000 for its Georgia centers; (iv) increased revenues of approximately $405,000 for its Maryland center; and (v) increased revenues of approximately $335,000 for its Ohio center (vi) revenues of approximately $135,000 for its new Virginia center; and (vii) revenues of approximately $72,000 for its new South Carolina center.

      Cost of sales as a percentage of consolidated sales amounted to 61% for the three months ended March 31, 2004 compared to 62% for the same period of the preceding year.

      Cost of goods sold for the medical products division as a percentage of medical product sales was 52%, for the three months ended March 31, 2004 compared to 62% for the same period of the preceding year. Changes in cost of goods sold for this division resulted largely from a change in product mix.

      Cost of medical services sales as a percentage of medical services revenues decreased to 61% for the three months ended March 31, 2004, compared to 62% for the same period of the preceding year, largely due to a decrease in payroll costs as a percentage of medical service sales.

      Approximately 29% of Dialysis Corporation of America's medical services revenues for the three months ended March 31, 2004 were derived from the administration of EPO to its patients compared to 28% for the same period of the preceding year. EPO is only available from one manufacturer in the United States. Price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America's ability to offset any such increases.

      Selling, general and administrative expenses, increased approximately $1,174,000 for the three months ended March 31, 2204, compared to the same period of the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Pennsylvania, South Carolina and Virginia and a center under construction in Maryland, the cost of additional support activities from expanded dialysis operations and approximately $486,000 of officer, director and employee bonuses recorded in the first quarter of 2004. Without the effect of the first quarter 2004 bonuses, selling, general and administrative expenses increased approximately $687,000 for the first quarter of 2004 compared to the same period of the preceding year and as a percentage of sales revenues would have amounted to 37% for the first quarter of 2004 compared to 36% for the same period of the preceding year, which includes expenses of new dialysis centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

      Provision for doubtful accounts increased by approximately $52,000, for the three months ended March 31, 2004, compared to the same period of the preceding year. Medicare bad debt recoveries of $30,000 were recorded during the first quarter of 2003 with no such recoveries recorded during the first quarter of 2004. Without the effect of Medicare bad debt recoveries, the provision would have amounted to 2% of sales for the three months ended March 31, 2004 and for the same period of the preceding year.

This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filing. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

      Although operations of additional dialysis centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact Dialysis Corporation of America's and our results of operations until they achieve a patient count sufficient to sustain profitable operations.

      Dialysis Corporation of America experienced same-center growth in total treatments of approximately 14% for the first quarter of 2004 compared to the same period of the preceding year, and same-center revenues grew approximately 19%. Dialysis Corporation of America continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, it is reviewing technological improvements and intends to make capital investments to the extent it is confident such improvements will improve patient care and operating performance.

      Equity in affiliate earnings (loss) represents equity in the earnings
(loss) incurred by Dialysis Corporations of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital totaled $12,553,000 at March 31, 2004, which reflects a decrease of $879,000 (7%) during the three months ended March 31, 2004. The change in working capital included a decrease in cash of $1,012,000 including net cash provided by operating activities of $622,000, net cash used in investing activities of $1,466,000 (including additions to property, plant and equipment of $1,482,000 and $20,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate), and net cash used in financing activities of $168,000 (including payments on long-term debt of $111,000, $62,000 of distributions to the minority members of Dialysis Corporation of America's subsidiaries and $5,000 of receipts from the exercise of subsidiary stock options).

      In January, 2003, we executed on certain of the collateral securing Linux Global Partners' indebtedness to us, resulting in our acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, in connection with a third party's acquisition of Ximian, for which we received $3,541,000 with an additional $805,000 placed in escrow, half of which is expected to be released in August, 2004, and the balance in August, 2005, in all cases subject to the parties to the Ximian acquisition fulfilling certain conditions. See Note 12 to "Notes to Consolidated Condensed Financial Statements."

      In May, 2003, we entered into a one-year, non-exclusive consulting agreement with a public relations firm, which agreement we can terminate at any time. The agreement provides for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May, 2005, at an exercise price of $2.50 per share. In the event we terminate this agreement, the option will only be exercisable for six months from such termination. See Notes 6 and 8 to "Notes to Consolidated Condensed Financial Statements."

      In July, 2003, pursuant to a mediation proceeding following a partial summary judgment, we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003. Additional $30,000 payments are due August 1, 2004 and 2005, with annual interest accruing on those payments at 5%. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement and has remitted quarterly payments of $2,580 in October 2003, $2,905 in January 2004 and $3,735 in April 2004. See Note 2 to "Notes to Consolidated Condensed Financial Statements."

      In April, 2004, we received a third earn-out payment of $930,248 on the June, 2001, sale of our interest in Techdyne. Including the April, 2004 payment, we have received approximately $3,046,000 of earn-out payments, which exceeded the $2,500,000 minimum earn-out we originally recorded resulting in a non-operating gain of approximately $546,000 recorded during the first quarter of 2004. Earn-out payments were specified as 3% of Techdyne's consolidated sales, which were $36,187,105 for 2003, and upon which the April, 2004 earn-out payment should have been $1,085,613. We have demanded payment from and initiated legal action in Florida against Simclar International, the purchaser of Techdyne, for the $155,365 balance due. See Note 13 to "Notes to Consolidated Condensed Financial Statements."

      In December, 2002, we announced our intent to purchase up to 1,000,000 shares of our outstanding common stock based on then current market prices. We repurchased and cancelled 48,500 shares of our outstanding common stock at a cost of approximately $70,000 during the first half of 2003. We have not made any repurchases during 2004. See Note 14 to "Notes to Consolidated Condensed Financial Statements," and Part II, "Other Information," Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

      Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America's New Jersey dialysis centers. The outstanding balance of the loan was $630,000 at March 31, 2004, and $636,000 at December 31, 2003. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $705,000 at March 31, 2004, and $715,000 at December 31, 2003. Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $1,226,000 at March 31, 2004, and $1,321,000 at December 31, 2003. See Note 4 to
"Notes to Consolidated Condensed Financial Statements."

      We have agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement is evidenced by a demand promissory note from Dialysis Corporation of America. Advances for equipment purchases under this loan arrangement, amounted to approximately $485,000 for the first quarter of 2004.

      Dialysis Corporation of America opened centers in Pottstown, Pennsylvania; Aiken South Carolina; and Warsaw, Virginia during the first quarter of 2004, and is in the process of constructing a new center in Maryland which is expected to open during the second quarter of 2004. Payment of the balance due of $670,000 on the purchase of minority interests in two of Dialysis Corporation of America's dialysis centers is due June, 2004. See Note 10 to "Notes to Consolidated Condensed Financial Statements."

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

      Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002 and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

      Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $9,283,000 invested as of March 31, 2004. A 15% relative decrease in rates on our period-end investments would have resulted in a negative impact of approximately $1,000 on our results of operations for the quarter ended March 31, 2004.

      We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $ 1,335,000 of such debt outstanding as of March 31, 2004. A 15% relative increase in interest rates on our period-end variable rate debt would have resulted in a negative impact of approximately $1,000 on our results of operations for the first quarter of 2004.

      We do not utilize financial instruments for trading or speculative purposes, and do not currently use interest rate derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2004, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to ensure that information required to be disclosed by our company in the reports that we file under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President and our Vice President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

      There were no significant changes in internal controls over financial reporting during our most recent fiscal quarter, or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
-------   ---------------------------------------------------------------------
          Securities
          ----------

EQUITY SECURITIES SOLD BY THE COMPANY DURING THE FIRST QUARTER ENDED MARCH 31, 2004 AND NOT REGISTERED UNDER THE SECURITIES ACT

      The only sales of equity securities by the company during the first quarter ended March 31, 2004, were through the issuances of shares of common stock pursuant to option exercises. There was only one such set of exercises relating to options granted in July, 2000, under the company's 1989 Stock Option Plan to 13 individuals, including the company's officers, directors and certain employees, and including the CEO and President and one other director of Dialysis Corporation of America. There were an aggregate of 234,671 shares issued to these individuals upon the option exercises, each at a $1.38 per share exercise price based upon bonuses granted by the board of directors.

      The common stock issued by the company pursuant to the option exercises discussed above was not registered under the Securities Act of 1933 (the "Securities Act"), and was based on the Section 4(2) non-public offering exemption from the registration requirements of the Securities Act. Each of the individuals, of which there was a limited number, is an officer, director and/or employee of the company, two of whom included the CEO, President and director, and another director of Dialysis Corporation of America, and is sophisticated and knowledgeable about and has access to information concerning the company, its operations, financial condition and management. Restrictive legends indicating the non-transferability of the shares have been placed on the common stock certificates, and stop-transfer instructions placed against such shares with our transfer agent. The shares of common stock are restricted securities as defined in Rule 144(a)(3) of the Securities Act, and may not be publicly sold, transferred or hypothecated without compliance with the registration requirements of the Securities Act or an available except therefrom.

PURCHASES OF EQUITY SECURITIES BY OR ON BEHALF OF THE COMPANY DURING THE FIRST QUARTER ENDED MARCH 31, 2004

      The company has a common stock repurchase program which it announced in December, 2002, for the repurchase of up to approximately 1,000,000 shares at the then current market price of approximately $1.20 per share. The repurchase program was reiterated in September, 2003, and continues, but repurchases are unlikely at the current market prices. The closing price of our common stock on March 13, 2004 was $3.14. Approximately 952,000 shares of common stock may yet be purchased under this repurchase program.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      (a)   Exhibits

            31    Rule 13a-14(a)/15d-14(a) Certifications

                  31.1 Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  31.2 Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

            32    Section 1350 Certifications

                  32.1 Certifications of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C.
                        Section 1350.

            (b)   Reports on Form 8-K

                  A Current Report on form 8-K dated January 6, 2004 was filed on January 13, 2004 reporting information pursuant to Item 4, "Change in Registrant's Certifying Accountant."

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDICORE, INC.

                                        By /s/  DANIEL R. OUZTS
                                           ------------------------------
                                           DANIEL R. OUZTS, Vice President
                                           (Finance), Principal
                                           Financial Officer and Treasurer

Dated:  May 14, 2004

                                  EXHIBIT INDEX

Exhibit No.
-----------

    31      Rule 13a-14(a)/15d-14(a) Certifications

            31.1 Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

            31.2 Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

    32      Section 1350 Certifications

            32.1 Certifications of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.