Form 10-Q
period 2004-06-30
MEDICORE INC
filed 2004-08-13
CIK 8643

FORM 10--Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ ] or No [x]

Common Stock Outstanding

     Common Stock, $.01 par value - 6,990,630 shares as of August 10, 2004.

                        MEDICORE, INC. AND SUBSIDIARIES

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2004 and June 30, 2003 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003.

     2) Consolidated Balance Sheets as of June 30, 2004 and December 31,
        2003.

     3) Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003.

     4) Notes to Consolidated Financial Statements as of June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------  ----------------------------------------------------------

Item 4. Controls and Procedures
------  -----------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
------  ---------------------------------------------------------------------
        Securities
        ----------

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                         PART I  --  FINANCIAL INFORMATION
                         ---------------------------------

Item 1.  Financial Statements
------   --------------------

                        MEDICORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                            Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Revenues:
   Sales:
    Product sales                         $   198,828   $   225,024   $   423,146   $   434,781
    Medical service revenues                9,496,608     7,423,946    17,906,132    14,161,897
          Total sales                       9,695,436     7,648,970    18,329,278    14,596,678
   Other income                                92,610        79,175       309,655       152,235
                                          -----------   -----------   -----------   -----------
                                            9,788,046     7,728,145    18,638,933    14,748,913
                                          -----------   -----------   -----------   -----------
Cost and expenses:
   Cost of sales:
    Cost of product sales                     131,623       143,015       249,250       274,106
    Cost of medical services                5,738,179     4,516,757    10,900,401     8,719,370
                                          -----------   -----------   -----------   -----------
          Total cost of sales               5,869,802     4,659,772    11,149,651     8,993,476
   Legal fees related party                    90,000        80,000       169,000       159,000
   Selling, general and administrative
     expenses                               3,196,226     2,659,020     6,794,501     5,083,792
       Provision for doubtful accounts        200,042       159,165       348,337       255,063
                                          -----------   -----------   -----------   -----------
                                            9,356,070     7,557,957    18,461,489    14,491,331
                                          -----------   -----------   -----------   -----------

Operating income                              431,976       170,188       177,444       257,582

Other income:
   Interest income related parties                960         7,419         4,785        14,992
   Gain on sale of former subsidiary
     (Note 13)                                    ---           ---       545,995           ---
   Other income, net                           78,325        60,570       153,623       132,210
                                          -----------   -----------   -----------   -----------
                                               79,285        67,989       704,403       147,202
                                          -----------   -----------   -----------   -----------
Income before income taxes, minority
  interest and  equity in affiliate
  earnings                                    511,261       238,177       881,847       404,784

Income tax provision                          277,665       163,086       493,773       274,351
                                          -----------   -----------   -----------   -----------

Income before minority interest and
  equity in affiliate earnings                233,596        75,091       388,074       130,433

Minority interest in income of
  consolidated subsidiaries                  (298,568)     (145,227)     (472,491)     (259,746)

Equity in affiliate earnings                   31,362         6,214        50,395        21,633
                                          -----------   -----------   -----------   -----------

Net loss                                  $   (33,610)  $   (63,922)  $   (34,022)  $  (107,680)
                                          ===========   ===========   ===========   ===========

Loss per share:
   Basic                                     $.--          $(.01)         $.--        $(.02)
                                             =====         =====          =====       =====
   Diluted                                   $(.01)        $(.01)         $(.01)      $(.02)
                                             =====         =====          =====       =====

See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                        June 30,    December 31,
                                                                          2004         2003(A)
                                                                      -----------   -----------
                              ASSETS
Current assets:
  Cash and cash equivalents                                           $ 8,663,084   $10,316,170
  Accounts receivable, less allowance of $865,000 at June 30,
   2004 and $796,000 at December 31, 2003                               6,376,143     4,963,628
  Receivable from sale of former subsidiary (Note 13)                         ---       384,253
  Inventories, less allowance for obsolescence of $75,000 at
   June 30, 2004 and $90,000 at December 31, 2003                       1,515,929     1,320,255
  Related parties' loan and interest receivable                           109,424       204,469
  Prepaid expenses and other current assets                             1,764,941     1,807,663
  Deferred income taxes                                                   488,000       477,000
                                                                      -----------   -----------
          Total current assets                                         18,917,521    19,473,438

Property and equipment
  Land and improvements                                                 1,027,108     1,027,108
  Building and building improvements                                    3,233,959     3,232,904
  Equipment and furniture                                               7,615,941     6,226,312
  Leasehold improvements                                                4,132,907     3,566,083
                                                                      -----------   -----------
                                                                       16,009,915    14,052,407
  Less accumulated depreciation and amortization                        6,395,620     5,670,595
                                                                      -----------   -----------
                                                                        9,614,295     8,381,812
                                                                      -----------   -----------

Other assets                                                              702,735       668,763
Goodwill                                                                2,291,333     2,291,333
                                                                      -----------   -----------
          Total other assets                                            2,994,068     2,960,096
                                                                      -----------   -----------
                                                                      $31,525,884   $30,815,346
                                                                      ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 1,204,371   $ 1,209,128
  Accrued expenses and other current liabilities                        4,494,513     4,228,391
  Current portion of long-term debt                                       572,000       575,000
  Income taxes payable                                                    144,732        28,949
                                                                      -----------   -----------
          Total current liabilities                                     6,415,616     6,041,468

Long-term debt                                                          1,823,880     2,097,355

Deferred income taxes                                                     683,000       742,000
                                                                      -----------   -----------

          Total liabilities                                             8,922,496     8,880,823

Minority interest in subsidiaries                                       5,743,091     4,941,655

Commitments
Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
     6,988,614 shares issued and outstanding at June 30, 2004;
     6,753,943 shares issued and outstanding at December 31, 2003          69,886        67,539
  Capital in excess of par value                                       12,907,092    13,007,988
  Retained earnings                                                     3,883,319     3,917,341
                                                                      -----------   -----------
          Total stockholders' equity                                   16,860,297    16,992,868
                                                                      -----------   -----------
                                                                      $31,525,884   $30,815,346
                                                                      ===========   ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March, 2004.

See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                               June 30,
                                                                      -------------------------
                                                                          2004         2003
                                                                          ----         ----
Operating activities:
   Net loss                                                           $   (34,022)  $  (107,680)
   Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Depreciation                                                       734,242       597,555
       Amortization                                                         1,157         1,157
       Bad debt expense                                                   348,337       255,063
       Deferred income tax benefit                                        (70,000)          ---
       Inventory obsolescence credit                                      (15,445)      (23,394)
       Stock option expense                                               351,845         4,667
       Minority interest                                                  472,491       259,746
       Equity in affiliate earnings                                       (50,395)      (21,633)
       Gain on sale of former subsidiary                                 (545,995)          ---
       Increase (decrease) relating to operating activities from:
         Accounts receivable                                           (1,760,852)   (1,580,887)
         Inventories                                                     (180,229)     (236,872)
         Interest receivable related parties                               (4,786)      (14,992)
         Prepaid expenses and other current assets                         14,720       164,299
         Accounts payable                                                  (4,757)     (237,029)
         Accrued expenses and other current liabilities                 1,056,218       378,339
         Income taxes payable                                             115,783           ---
                                                                      -----------   -----------
          Net cash provided by (used in) operating activities             428,312      (561,661)

Investing activities:
   Loans to physician affiliates                                              ---      (150,000)
   Earn-out payment from sale of subsidiary                               930,248     1,010,747
   Purchase of minority interest in subsidiaries                         (670,000)     (670,000)
   Acquisition of dialysis center                                             ---       (75,000)
   Additions to property and equipment, net of minor disposals         (1,966,725)     (659,269)
   Distribution from affiliate                                             20,400        77,000
   Other assets                                                            (8,404)        5,181
                                                                      -----------   -----------
          Net cash used in investing activities                        (1,694,481)     (461,341)

Financing activities:
   Line of credit net payments                                                ---       (79,157)
   Payments on long-term borrowings                                      (276,474)     (289,665)
   Proceeds from exercise of subsidiary stock options                       5,400        11,250
   Repurchase of stock                                                        ---       (66,611)
   Capital contributions by subsidiaries' minority members                    ---       141,588
   Distribution to subsidiaries' minority members                        (115,843)     (118,655)
                                                                      -----------   -----------
          Net cash used in financing activities                          (386,917)     (401,250)
                                                                      -----------   -----------

Decrease in cash and cash equivalents                                  (1,653,086)   (1,424,252)

Cash and cash equivalents at beginning of periods                      10,316,170     8,080,903
                                                                      -----------   -----------

Cash and cash equivalents at end of periods                           $ 8,663,084   $ 6,656,651
                                                                      ===========   ===========


See notes to consolidated financial statements.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business: The company has three reported business segments. The medical services segment, operated by Medicore's 57% owned subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), operates 20 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has one dialysis center under development; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000, with investments in Linux software companies. See "Consolidation."

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

     The company's principal estimates are for estimated uncollectible accounts receivable as provided for in its allowance for doubtful accounts, estimated losses from obsolete or unsaleable inventory as provided for in its allowance for inventory obsolescence, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. The company's estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

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

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 35% and 36% of medical service cost of sales for the three months and six months ended June 30, 2004 and 36% and 37% for the same periods of the preceding year. There is only one supplier of EPO in the United States, which supplier has recently received FDA approval for an alternative product available for dialysis
patients.   There are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 27% and 28% of medical services revenue for the three months and six months ended June 30, 2004 and for the same periods of the preceding year.

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

       Other Income:

       Operating:

       Other operating income is comprised as follows:

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Management fee income                     $   92,610    $   79,175    $  175,472    $  152,235
Litigation settlement                            ---           ---       134,183           ---
                                          ----------    ----------    ----------    ----------
                                          $   92,610    $   79,175    $  309,655    $  152,235
                                          ==========    ==========    ==========    ==========

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Non-operating:

     Other income, net, is comprised as follows:

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Rental income                             $   85,658    $   83,247    $  170,946    $  157,248
Interest income                               19,470        19,086        38,315        49,124
Interest (expense)                           (40,755)      (51,012)      (83,352)     (105,033)
Other                                         13,952         9,249        27,714        30,871
                                          ----------    ----------    ----------    ----------
Other income, net                         $   78,325    $   60,570    $  153,623    $  132,210
                                          ==========    ==========    ==========    ==========

     Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:



                                                                        June 30,    December 31,
                                                                          2004         2003
                                                                      -----------   -----------


Accrued compensation                                                  $ 1,037,012   $ 1,230,685
Due to insurance companies                                              2,486,521     1,759,397
Payable subsidiary minority interest acquisition (See Note 10)                ---       670,000
Insurance premiums payable                                                410,062       137,987
Other                                                                     560,918       430,322
                                                                      -----------   -----------
                                                                      $ 4,494,513   $ 4,228,391
                                                                      ===========   ===========

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

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.91%, 1.44%, 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of .66, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Net loss, as reported                     $   (33,610)  $   (63,922)  $   (34,022)  $  (107,680)

Stock-based employee compensation
  expense under fair value method,
  net of related tax effects                  (24,439)       (9,433)      (31,058)      (18,866)
                                          -----------   -----------   -----------   -----------
Pro forma net loss-basic computation          (58,049)      (73,355)      (65,080)     (126,546)
Subsidiary dilutive securities
  adjustments                                  (9,928)      (11,711)      (25,171)      (20,560)
                                          -----------   -----------   -----------   -----------
Pro forma net loss-diluted computation       $(67,977)     $(85,066)     $(90,251)    $(147,106)
                                          ===========   ===========   ===========   ===========

Loss per share:
 Basic, as reported                          $.---         $(.01)         $.---       $(.02)
                                             =====         =====          =====       =====
 Basic, pro forma                            $(.01)        $(.01)         $(.01)      $(.02)
                                             =====         =====          =====       =====
 Diluted, as reported                        $(.01)        $(.01)         $(.01)      $(.02)
                                             =====         =====          =====       =====
 Diluted, pro forma                          $(.01)        $(.01)         $(.01)      $(.02)
                                             =====         =====          =====       =====

     Earnings (Loss) Per Share: Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Net loss, numerator-basic computation     $   (33,610)  $   (63,922)  $   (34,022)  $  (107,680)
Adjustment due to subsidiaries' dilutive
  securities                                   (9,928)      (11,711)      (25,171)      (20,560)
                                          -----------   -----------   -----------   -----------
Net loss as adjusted, numerator-diluted
  computation                             $   (43,538)  $   (75,633)  $   (59,193)  $  (128,240)
                                          ===========   ===========   ===========   ===========

Weighted average shares                     6,988,614     6,551,775     6,987,325     6,558,548
                                          ===========   ===========   ===========   ===========

Loss per share:
Basic                                        $.---         $(.01)         $.---       $(.02)
                                             =====         =====          =====       =====
Diluted                                      $(.01)        $(.01)         $(.01)      $(.02)
                                             =====         =====          =====       =====

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

     Credit Risk: The company's primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to the company's medical services division, and amounts owed by commercial customers to its medical products division. Receivables of the medical services division from Medicare and Medicaid comprised 60% of that division's receivables at June 30, 2004 and 59% at December 31, 2003.

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

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

     Revenue Recognition: Net medical services revenues are recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers, other third-party payors, and directly from patients. The medical services division occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay, however, the amount is not significant. Product sales are recorded pursuant to stated shipping terms.

     Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $22,000 and $55,000 for the three months and six months ended June 30, 2004 and $9,000 and $54,000 for the same periods of the preceding year.

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

     In July, 2003, the company reached an agreement with Viragen pursuant to mediation proceedings following its obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to it under the royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004, and August 1, 2005, with annual interest accruing at 5% and to be paid with the August, 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003 and the $30,000 payment plus $3,000 interest due August 1, 2004. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and has remitted quarterly payments of $2,580 in October, 2003, $2,905 in January, 2004, $3,735 in April, 2004, and $3,426 in July 2004.


NOTE 3--INTERIM ADJUSTMENTS

     The financial summaries for the three months and six months ended June 30, 2004, and June 30, 2003, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 3--INTERIM ADJUSTMENTS--CONTINUED

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company's latest annual report on Form 10-K for the year ended December 31, 2003.


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

     Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter. The interest rate on the loan was 5% at each of June 30, 2004 and December 31, 2003. The loan is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $623,000 at June 30, 2004, and $636,000 at December 31, 2003.

     In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April, 2006, secured by its land and building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. The interest rate on the loan was 6% at each of June 30, 2004 and December 31, 2003. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $695,000 at June 30, 2004, and $715,000 at December 31, 2003.

     The Dialysis Corporation of America equipment financing agreement is for financing for kidney dialysis machines for Dialysis Corporation of America's facilities. Financing is secured by the financed equipment. Monthly payments under the agreement, as of December 31, 2003, are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." There was no financing under the agreement during the first half of 2004 or the first half of 2003. The remaining principal balance under this financing amounted to approximately $1,078,000 at June 30, 2004, and $1,321,000 at December 31, 2003.

     The prime rate was 4.00% as of June 30, 2004 and as of December 31, 2003. For interest payments, see Note 15.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 4--LONG-TERM DEBT--CONTINUED

     Dialysis Corporation of America's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of Dialysis Corporation of America, and require maintenance of certain financial ratios. Dialysis Corporation of America was in compliance with the debt covenants at June 30, 2004, and December 31, 2003.


NOTE 5--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     For income tax payments, see Note 15.


NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION

     On May 6, 1996, we adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of June 30, 2004, 2,000 shares have been issued under this Plan.

     In July, 2000, the company granted, under our 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and its subsidiaries. The options have an exercise price of $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled during 2003 due to employee terminations and resignations. In June, 2001, 115,000 options were exercised. In September, 2003, the company's board of directors authorized the granting of bonuses to our officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by these individuals as of September 11, 2003 resulting in the exercise of 229,668 options. In January, 2004, the company's board of directors authorized the granting of bonuses to the company's officers, directors and employees, which bonuses were partially comprised of the exercise of a portion of the options then held by these individuals resulting in the exercise of 234,671 options. At June 30, 2004, a total of 224,661 options were outstanding under the 1989 Stock Option Plan.

     As part consideration for a May, 2003 consulting agreement, the company granted options to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The fair value of these options was $56,000 pursuant to a Black-Scholes computation. The $56,000 expense was being deferred and amortized over the one year life of the consulting agreement which expired on May 30, 2004. Approximately $14,000 and $28,000 of such expense was recorded during the three months and six months ended June 30, 2004 and $5,000 for the same periods of the preceding year. The parties to the consulting agreement have agreed to continue the arrangement on a month to month basis. See Note 8.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     On September 25, 2003, the company granted options for 21,000 common shares to each of two directors for their service on several of its board committees, including its audit committee. The options were granted under the company's 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005. On July 14, 2004, one of the directors acquired an aggregate of 2,016 shares by effecting a "cashless" exercise of the vested portion of his option with respect to 7,000 shares. The director agreed to forego the balance of 4,984 shares underlying the option in lieu of payment of cash for the exercise price.

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

     In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options have been cancelled to date as a result of terminations. In April, 2000, the 680,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The notes were repaid with 91,800 shares of Dialysis Corporation of America stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the six months ended June 30, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares of Dialysis Corporation of America's stock for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the optionee's payment of 54,223 shares of Dialysis Corporation of America for cancellation. The exercises and share payments to the company represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statements of Cash Flows." See Note 15.

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

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)


NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

     In September, 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately and the remaining 120,000 options vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2003. These exercises represent a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 15. In January, 2004, 7,200 of these options were exercised with Dialysis Corporation of America receiving a $5,400 cash payment for the exercise price leaving 134,654 of these options outstanding as of March 31, 2004. As of June 30, 2004, an aggregate of 90,000 of these options had vested of which 15,346 have been exercised.

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

     In May, 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 21,000 shares to its employees of which 11,000 remain outstanding at December 31, 2003. Most of these options with respect to each individual employee are for 1,000 shares of common stock, with one option for 3,000 shares of common stock. These options are exercisable at $2.05 per share through May 28, 2007, with all options having vested on May 29, 2004. Options for 10,000 shares have been cancelled as a result of the termination of those employees holding the options.

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

     In June 2004, Dialysis Corporation of America's board of directors granted 145,000 options to officers and directors exercisable at $4.02 per share through June 6, 2009. 15,000 options vested immediately and the remaining 130,000 options vest annually in equal 25% increments commencing June 7, 2005.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 7--BUSINESS SEGMENT DATA

     The following summarizes information about the company's three reported business segments, which are managed separately. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses.

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
OPERATING REVENUES
Medical products                          $   198,828   $   225,024   $   423,146   $   434,781
Medical services                            9,589,218     7,503,121    18,215,787    14,314,132
                                          -----------   -----------   -----------   -----------
                                          $ 9,788,046   $ 7,728,145   $18,638,933    14,748,913
                                          ===========   ===========   ===========   ===========

PROFIT (LOSS)
Medical products                          $   (43,069)  $   (29,967)  $   (48,587)  $   (55,213)
Medical services                              764,535       473,552     1,305,354       851,826
New technology                                    ---           ---           ---        15,000
Corporate                                    (210,205)     (205,408)     (920,915)     (406,829)
Gain on sale of former subsidiary                 ---           ---       545,995           ---
                                          -----------   -----------   -----------   -----------
                                          $   511,261   $   238,177   $   881,847   $   404,784
                                          ===========   ===========   ===========   ===========

NOTE 8--COMMITMENTS

     In January, 2003, the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions. The Company's expense for employer matching contributions amounted to approximately $8,000 and $18,000 for the three months and six months ended June 30, 2004 and $7,000 for the same period of the preceding year.

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


NOTE 9--RELATED PARTY TRANSACTIONS

     In May, 2001, Dialysis Corporation of America loaned its President and CEO $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of such individual's Dialysis Corporation of America stock and stock options in Dialysis Corporation of America, and proceeds from the sale of such stock. Interest income on the loan amounted to approximately $1,000 and $2,000 for three months and six months ended June 30, 2004 and for each of the same periods of the preceding year. Accrued interest on the loan was approximately $14,000 as of June 30, 2004 and $13,000 as of December 31, 2003.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 9--RELATED PARTY TRANSACTIONS--CONTINUED

     The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician's companies holding a combined 49% ownership interest in DCA of Vineland. Effective as of the company's annual meeting of shareholders in June, 2004, the physician ceased being a member of the company's board of directors.

     In July, 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

     Effective March 17, 2004, the company agreed to provide Dialysis Corporation of America with up to $1,500,000 of financing which was evidenced by a demand promissory note issued by Dialysis Corporation of America to the company with annual interest of 1.25% over the prime rate. The financing was provided for equipment purchases to be made by Dialysis Corporation of America. The financing was subsequently modified by increasing the maximum amount of advances that can be made to $2,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. Dialysis Corporation of America borrowed approximately $885,000 under this note during the first half of 2004 which had an interest rate of 5.25% as of June 30, 2004. Interest expense on the note amounted to approximately $2,000 and $7,000 for the three months and six months ended June 30, 2004. Accrued interest payable on the note amounted to approximately $9,000 as of June 30, 2004.

     Minority members in subsidiaries in certain situations may fund their portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which the minority member may repay through its portion of capital distributions of the subsidiary. The 20% member in DCA of Chevy Chase, LLC funded approximately $42,000 in capital contributions during the first half of 2004, and $190,000 of such contributions during the same period of the preceding year, under a note with Dialysis Corporation of America accruing interest at prime plus 2%, with interest totaling approximately $ 3,000 and $6,000 for the three months and six months ended June 30, 2004 and $3,000 and $4,000 for the same periods of the preceding year, with approximately $46,000 of distributions to the member applied against the note and accrued interest during the first half of 2004. No such distributions were made during the same period of the preceding year. These transactions represent noncash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 15.

     The company and Dialysis Corporation of America incurred legal fees of approximately $90,000 and $169,000 for the three months and six months ended June 30, 2004 and $80,000 and $159,000 for the same periods of the preceding year, for an attorney who is general counsel and secretary of the company (of which he is also a director), and serves as general counsel and secretary to Dialysis Corporation of America.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

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

     Effective April 8, 2003, Dialysis Corporation of America acquired the assets of a Georgia dialysis center, and effective June 1, 2003, acquired the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and the remaining balance of $670,000 was paid during the 2nd quarter of 2004. The results of operations of the acquired center have been included in the consolidated financial statements since its acquisition. Minority interest in the results of operations of the centers for which we acquired the outstanding minority interest was included in the consolidated financial statements until we acquired the minority interests. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America's decision to make these acquisitions was based on its expectation of profitability resulting from its management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of two other of Dialysis Corporation of America's Georgia dialysis facilities. See Note 1.


NOTE 11--LOAN TRANSACTIONS

     Dialysis Corporation of America customarily funds the establishment and operations of its dialysis facility subsidiaries, usually until they become self-sufficient, including those subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for Dialysis Corporation of America's subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by Dialysis Corporation of America, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the Vineland medical director, acquired an interest in DCA of Vineland for $203,000, which was applied to reduce Dialysis Corporation of America's loan. The principal outstanding indebtedness of this loan was approximately $189,000 at June 30, 2004 and $425,000 at December 31, 2003, respectively. See Note 9.

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 12--INVESTMENT

     During the period January, 2000 through December, 2002, the company made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which initiated the marketing of a Linux desktop operating system. In conjunction with the original loan the company acquired an ownership interest in Linux Global Partners. In consideration for the company's extending the due date on the loans on several occasions it received additional shares of Linux Global Partners' common stock and presently owns approximately 14% of Linux Global Partners. Dialysis Corporation of America also has an ownership interest in Linux Global Partners of approximately 2%.

     Interest on the notes evidencing the company's loans to Linux Global Partners amounted to approximately $15,000 during 2003 (through January 24,
2003).

     The unpaid loans and accrued interest were satisfied through the company's foreclosure in January, 2003, of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock which were part of the collateral securing Linux Global Partners' indebtedness to the company. On January 24, 2003, Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the Ximian preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Upon Xandros' failure to make the payment, the company, as the next highest bidder, obtained the Ximian preferred stock and, in accordance with the terms of the public auction retained the Xandros shares in satisfaction of the indebtedness due from Linux Global Partners. Thereafter, in connection with a third-party's acquisition of Ximian in August, 2003, the company sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with approximately $402,000 of the escrowed funds released to the company in August 2004 and the remaining balance to be released in August 2005, pending fulfillment by the parties to the Ximian acquisition of certain conditions. The company will record additional gains based on net proceeds received.

NOTE 13--SALE OF INTEREST IN FORMER SUBSIDIARY

     On April 6, 2001, the company entered into an agreement with Simclar International to sell its 71.3% ownership interest in Techdyne, Inc. (now Simclar, Inc.) to Simclar International for $10,000,000. The agreement provided for an earn-out consisting of 3% of consolidated Techdyne sales for the three fiscal years commencing January 1, 2001. Limitations on the earn-out ranged from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The earn-out was payable in cash each year for the earn-out period just ended.
In April, 2002, the company received the first earn-out payment of $1,105,000. In April, 2003, the company received the second earn-out payment of $1,011,000. In April, 2004, the company received a third earn-out payment of $930,248. The total earn-out payments received of approximately $3,046,000 exceeded the $2,500,000 minimum earn-out previously recorded by approximately $546,000, which has been reflected as a non-operating gain in the consolidated statement of operations. Based on Techdyne (Simclar, Inc.) consolidated sales of $36,187,105 for

                        MEDICORE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2004
                                 (Unaudited)

NOTE 13--SALE OF INTEREST IN FORMER SUBSIDIARY--CONTINUED

2003 on which the earn-out payment is supposed to be computed based on the Agreement for Sales and Purchase of Shares, the earn-out payment received in April, 2004, should have been $1,085,613. The company has demanded payment of the $155,365 balance due from Simclar International, and on April 10, 2004, the company filed an action in the 11th Judicial Circuit in Miami-Dade County, Florida to collect the balance of the earn-out payment due. Simclar has filed a counter claim against the company, alleging that it erroneously overpaid the company $316,464 as a result of Simclar certifying erroneous sales amounts for the years 2001, 2002 and 2003. The Company believes the counterclaim is without merit.


NOTE 14--STOCK REPURCHASES

     In December, 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding common stock based on current market prices. The company repurchased and cancelled 48,500 shares for approximately $70,000 in the first quarter of 2003. No repurchases were made during the first half of 2004.


NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

     The following represents non-cash financing and investing activities and other cash flow information.


                                                                        June 30,    December 31,
                                                                          2004         2003
                                                                      -----------   -----------
Interest paid (see Note 4)                                            $    80,000   $    86,000
Income taxes paid (see Note 5)                                            453,000       336,000
Option exercise bonus (see Note 6)                                        120,000       100,000
Subsidiary minority member capital contributions funded by
   notes (see Note 9)                                                      42,000       190,000
Subsidiary minority member distributions applied against notes
   and accrued interest (see Note 9)                                       46,000           ---
Share payment to subsidiary for subsidiary stock option exercises
   (see Note 6)                                                           321,000           ---
Share payment to subsidiary for notes and accrued interest
  (see Note 6)                                                            521,000           ---

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our unaudited consolidated financial statements, including the notes, included elsewhere in this Quarterly Report on Form 10-Q.


Overview

     Although we have a medical products division and investment in two affiliated technology companies, our primary operations, revenues and income are derived from our dialysis operations through our 57% public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 20 outpatient dialysis centers, including the management of each of a center in which it holds a 40% minority interest and one unaffiliated dialysis center. Dialysis Corporation of America retains board certified or board eligible nephrologists to serve as medical directors of its outpatient dialysis centers. The medical directors have a range of responsibilities, primarily administration and monitoring of patient care. In addition, Dialysis Corporation of America provides dialysis treatments to patients at six hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment.

     The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003

In center                                 30,034        25,846        57,783        48,831
Home peritoneal                            3,493         1,829         5,327         3,491
Acute                                      1,982         1,891         4,161         3,963
                                          ------        ------        ------        ------
                                          35,509        29,566        67,271        56,285

_______________

(1) Treatments by the two managed centers included: in-center treatments of 3,205 and 6,088, for the three months and six months ended June 30, 2004 and 2,820 and 5,246 for the same periods of the preceding year; no home peritoneal treatments; and acute treatments of 35 and 47, respectively, for the three months and six months ended June 30, 2004 and 34 and 87 for the same periods of the preceding year.

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

     Approximately 56% and 57% of medical service revenues from our dialysis operations were derived from Medicare and Medicaid reimbursement for the three months and six months ended June 30, 2004 compared to 61% and 60% for the same periods of the preceding year with rates established by the Center for Medicare and Medicaid Services of the Department of Health and Human Services, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

     The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Medicare                                   48%           53%           49%           51%
Medicaid and comparable programs            8             8             8             9
Hospital inpatient dialysis services        5             7             6             8
Commercial insurers and other private
   payors                                  39            32            37            32
                                          ---           ---           ---           ---
                                          100%          100%          100%          100%
                                          ===           ===           ===           ===

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

                                    Three Months Ended          Six Months Ended
                                          June 30,                   June30,
                                 -------------------------   -------------------------
                                      2004          2003          2004          2003
                                      ----          ----          ----          ----
Outpatient hemodialysis services $ 4,932  52%  $ 3,651  49%  $ 9,019  50%  $ 6,960  49%
Home peritoneal dialysis services    606   6       309   4     1,016   6       598   4
Inpatient hemodialysis services      521   6       489   7     1,110   6     1,021   7
Ancillary services                 3,438  36     2,975  40     6,761  38     5,583  40
                                 ------- ---   ------- ---   ------- ---   ------- ---
                                 $ 9,497 100%  $ 7,424 100%  $17,906 100%  $14,162 100%
                                 ======= ===   ======= ===   ======= ===   ======= ===

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


Results of Operations

    The following table shows our results of operations (in thousands) for the periods presented:

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2004          2003          2004         2003
Revenues:
   Sales:
     Product Sales                       $   199        $   225       $   423       $   435
     Medical service revenues              9,497          7,424        17,906        14,162
                                         -------        -------       -------       -------
          Total sales                      9,696          7,649        18,329        14,597
Other income                                  92             79           310           152
                                         -------        -------       -------       -------
                                           9,788          7,728        18,639        14,749
                                         -------        -------       -------       -------

Cost and expenses:
   Cost of sales:
     Cost of product sales                   132            143           249           274
     Cost of medical services              5,738          4,517        10,900         8,719
                                         -------        -------       -------       -------
          Total cost of sales              5,870          4,660        11,149         8,993
Selling, general and administrative
  expenses                                 3,286          2,739         6,964         5,243
Provision for doubtful accounts              200            159           348           255
                                         -------        -------       -------       -------
                                           9,356          7,558        18,461        14,491
                                         =======        =======       =======       =======

                                    Three Months Ended          Six Months Ended
                                                   June 30,                   June 30,
                                          -----------------------     ----------------------
                                              2004          2003          2004         2003
Operating income                            432           170           178           258

Other income, net                            79            68           704           147
                                           ----          ----          ----          ----

Income before income taxes, minority
  interest and equity in affiliate
  earnings                                  511           238           882           405

Income tax provision                        277           163           494           274
                                           ----          ----          ----          ----

Income before minority interest and
  equity in affiliate earnings              234            75           388           131

Minority interest in income of
  consolidated subsidiaries                (299)         (145)         (472)         (260)

Equity in affiliate earnings                 31             6            50            21
                                           ----          ----          ----          ----
Net loss                                    (34)          (64)          (34)         (108)
                                           ====          ====          ====          ====

     Consolidated operating revenues, increased by approximately $2,060,000 (27%) and $3,890,000 (26%) for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year. Sales revenues increased by approximately $2,046,000 (27%) and $3,733,000 (26%) for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year. Other operating income increased by approximately $13,000 and $157,000 for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year. This includes a litigation settlement of $134,000 during the first quarter of 2004 and an increase in management fee income of $13,000 and $23,000 for the three months and six months ended June 30, 2004 pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated dialysis center. See Note 1 to "Notes to Consolidated Financial Statements."

     In April, 2004, we received payment of approximately $930,000 representing the third installment of an earn-out payment from our sale of Techdyne in 2001. This resulted in our having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 that we had previously recorded. This excess amount has been recorded as a non-operating gain in our consolidated statement of operations. On April 10, 2004, we filed a breach of contract legal action in Florida state court to collect an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne's consolidated sales for 2003. Simclar has filed a counter claim alleging that due to its certification of erroneous sale amounts for 2001, 2002 and 2003 it had overpaid the company by approximately $316,000. The Company believes the counterclaim is without merit. See Note 13 to "Notes to Consolidated Financial Statements."

     Other non-operating income (expense) increased approximately $18,000 and $21,000 for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year. Interest income from unrelated parties was largely unchanged for the three months ended June 30, 2004 compared to the same period of the preceding year but decreased by approximately $11,000 for the six months ended June 30, 2004 compared to the same period of the preceding year largely due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners in the first half of 2003. See Note 12 to "Notes to Consolidated Financial Statements." Rental income increased approximately $2,000 and $14,000, miscellaneous other income increased by approximately $5,000 for the three months ended June 30, 2004 compared to the same period of the preceding year and decreased by approximately $3,000 for the six months ended June 30, 2004 compared to the same period of the preceding year, and interest expense decreased approximately $10,000 and $22,000, reflecting lower interest rates on variable rate debt and reduced average borrowings. The prime rate was 4.00% at June 30, 2004 and December 31, 2003. See Note 1 to "Notes to Consolidated Financial Statements."

     Medical product sales revenues decreased approximately $26,000 (12%) and $12,000 (3%) for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products continues to be less than anticipated. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base.

     Medical service revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $2,073,000 (28%) and $3,744,000 (26%) for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year, with the increase largely attributable to a 21% increase in total dialysis treatments performed by our dialysis division from 26,712 during the second quarter of 2003 to 32,269 during the second quarter of 2004 and a 20% increase in total dialysis treatments performed from 50,952 during the first half of 2003 to 61,136 during the first half of 2004. This increase reflects: (i) increased revenues from Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $558,000 and $959,000, including $248,000 of revenues during the second quarter of 2004 from its new Pottstown center; (ii) increased revenues of approximately $182,000 and$213,000 from its New Jersey centers; (iii) increased revenues of approximately $180,000 and $472,000 from its Georgia centers; (iv) increased revenues of approximately $149,000 and $554,000 from its Maryland centers, including $11,000 of revenues during the second quarter of 2004 from its new Rockville center; (v) increased revenues of approximately $340,000 and $676,000 from its Ohio center; (vi) revenues of approximately $247,000 and $381,000 from its new Virginia center; and (vii) revenues of approximately $417,000 and $489,000 from its new South Carolina center.

     Cost of sales as a percentage of consolidated sales amounted to 61% for each of the three months and six months ended June 30, 2004 compared to 61% and 62% for the same periods of the preceding year.

     Cost of goods sold for the medical products division as a percentage of medical product sales was 66% and 59%, for the three months and six months ended June 30, 2004 compared to 64% and 63% for the same periods of the preceding year. Changes in cost of goods sold for this division resulted largely from a change in product mix.

     Cost of medical services sales as a percentage of medical services revenues decreased to 60% and 61% for the three months and six months ended June 30, 2004, compared to 61% and 62% for the same periods of the preceding year, largely due to a decrease in payroll costs as a percentage of medical service sales.

     Approximately 27% and 28% of Dialysis Corporation of America's medical services revenues for the three months and six months ended June 30, 2004 and for the same periods of the preceding year were derived from the administration of EPO to its patients. EPO is only available from one manufacturer in the United States. Price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America's ability to offset any such increases.

     Selling, general and administrative expenses, increased approximately $537,000 and $1,711,000 for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Pennsylvania, South Carolina, Virginia and Maryland, the cost of additional support activities from expanded dialysis operations and approximately $486,000 of officer, director and employee bonuses recorded in the first quarter of 2004. Without the effect of the first quarter 2004 bonuses, selling, general and administrative expenses increased approximately $1,225,000 for the six months ended June 30, 2004 compared to the same period of the preceding year. As a percentage of sales revenues selling, general and administrative expenses amounted to 33% and 35% for the three months and six months ended June 30, 2004 compared to 37% and 35% for the same periods of the preceding year. These expenses include expenses of new dialysis centers incurred prior to Medicare approval for which there were no corresponding medical service revenues. Without the effect of the first quarter 2004 bonuses, selling, general and administrative expenses would have amounted to 35% of sales revenues for the six months ended June 30, 2004.

     Provision for doubtful accounts increased by approximately $41,000 and $93,000, for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year. The provision amounted to 2% of sales for the three months and six months ended June 30, 2004 and for each of the same periods of the preceding year. Medicare bad debt recoveries of $30,000 were recorded during the first half of 2003, all during the first quarter, with no such recoveries recorded during the first half of 2004. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filing. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivables, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

     Although operations of additional dialysis centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact Dialysis Corporation of America's and our results of operations until they achieve a patient count sufficient to sustain profitable operations.

     Dialysis Corporation of America experienced same-center growth in total treatments of approximately 11% for the six months ended June 30, 2004 compared to the same periods of the preceding year, and same-center revenues grew approximately 20%. Dialysis Corporation of America continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, it is reviewing technological improvements and intends to make capital investments to the extent it is confident such investments will improve patient care and operating performance.

     Equity in affiliate earnings represents Dialysis Corporations of America's equity in the earnings incurred by its Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001.


Liquidity and Capital Resources

     Working capital totaled approximately $12,502,000 at June 30, 2004, which reflects a decrease of $930,000 (7%) during the six months ended June 30, 2004. The change in working capital included a decrease in cash of $1,653,000 including net cash provided by operating activities of $428,000, net cash used in investing activities of $1,694,000 (including additions to property, plant and equipment of

$1,967,000, acquisition payments of $670,000 to a minority member in two of our subsidiary dialysis centers for the remaining balance due to acquire an aggregate of 30% of such member's interest in each of such subsidiaries, an earn-out payment of $930,000 from the sale of a former subsidiary and $20,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate), and net cash used in financing activities of $387,000 (including payments on long-term debt of $276,000, $116,000 of distributions to the minority members of Dialysis Corporation of America's subsidiaries and $5,000 of receipts from the exercise of subsidiary stock options).

     In January, 2003, we executed on certain of the collateral securing Linux Global Partners' indebtedness to us, resulting in our acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, in connection with a third party's acquisition of Ximian, for which we received $3,541,000 with an additional $805,000 placed in escrow, approximately half of which was released in August, 2004, and the balance of which is to be released in August, 2005, subject to the parties to the Ximian acquisition fulfilling certain conditions. See Note 12 to "Notes to Consolidated Financial Statements."

     In May, 2003, we entered into a one-year, non-exclusive consulting agreement with an investment relations firm, which agreement expired by its terms in May, 2004. The agreement provided for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May, 2005, at an exercise price of $2.50 per share. The parties to the agreement have agreed to continue the consulting arrangement on a month-to-month basis. See Notes 6 and 8 to "Notes to Consolidated Financial Statements."

     In July, 2003, pursuant to a mediation proceeding following a partial summary judgment, we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003 and an additional $30,000 plus $3,000 of interest in August, 2004, with a remaining payment of $30,000 plus interest at 5% per annum due in August, 2005. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement and has remitted quarterly payments of $2,580 in October 2003, $2,905 in January 2004, $3,735 in April 2004 and $3,426 in July 2004. See
Note 2 to "Notes to Consolidated Financial Statements."

     In April, 2004, we received a third earn-out payment of $930,248 on the June, 2001 sale of our interest in Techdyne. Including the April, 2004 payment, we have received approximately $3,046,000 of earn-out payments, which exceeded the $2,500,000 minimum earn-out we originally recorded resulting in a non-operating gain of approximately $546,000 which was recorded during the first quarter of 2004. Earn-out payments were specified as 3% of Techdyne's consolidated sales, which were $36,187,105 for 2003, and as a result, we believe that the April, 2004 earn-out payment should have been $1,085,613. We have demanded payment from and initiated legal action in Florida against Simclar International, the purchaser of Techdyne, for the $155,365 balance due. Simclar has filed a counterclaim in the amount of $316,464 alleging prior overpayments resulting from Simclar's certification of erroneous sales amounts for 2003, 2002 and 2001. We believe the counterclaim is without merit. See Note 13 to "Notes to Consolidated Financial Statements."

     In December, 2002, we announced our intent to purchase up to 1,000,000 shares of our outstanding common stock based on then current market prices. We repurchased and cancelled 48,500 shares of our outstanding common stock at a cost of approximately $70,000 during the first half of 2003. We have not made any repurchases during 2004. See Note 14 to "Notes to Consolidated Financial Statements," and Part II, "Other Information," Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

     Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America's New Jersey dialysis centers. The outstanding balance of the loan was $623,000 at June 30, 2004, and $636,000 at December 31, 2003. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $695,000 at June 30, 2004, and $715,000 at December 31, 2003. Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $1,078,000 at June 30, 2004, and $1,321,000 at December 31, 2003. See Note 4 to "Notes to Consolidated Financial Statements."

     In March, 2004, we agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement is evidenced by a demand promissory note from Dialysis Corporation of America. Subsequently, the loan arrangement was modified to increase the maximum amount of advances that can be made to $2,000,000 and by adding working capital and other corporate needs to the purposes of the financing. Advances for equipment purchases under this loan arrangement, amounted to approximately $885,000 for the first half of 2004.

     Dialysis Corporation of America opened centers in Pottstown, Pennsylvania; Aiken South Carolina; Warsaw, Virginia and Rockville, Maryland during the first half of 2004 and is in the process of developing a new dialysis center in Virginia. Payment of the balance due of $670,000 on the purchase of minority interests in two of Dialysis Corporation of America's dialysis centers was made during the second quarter of 2004. See Note 10 to "Notes to Consolidated Financial Statements."

     Capital is needed by Dialysis Corporation of America primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of Dialysis Corporation of America's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide Dialysis Corporation of America with an immediate ongoing operation, which most likely would be generating income. Although Dialysis Corporation of America's expansion strategy focuses primarily on development and construction of new centers, it has expanded through acquisitions of dialysis facilities and continues to review potential further acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. Dialysis Corporation of America considers some of its centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

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


Critical Accounting Policies and Estimates

     The Securities and Exchange Commission has issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

     Revenue Recognition: Revenues are recognized as services are rendered. Dialysis Corporation of America receives payments through reimbursement from Medicare and Medicaid for its outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of Dialysis Corporation of America's revenues are derived from the Medicare End Stage Renal Disease program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Dialysis Corporation of America's acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. Dialysis Corporation of America has developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, it sometimes receives more or less than the amount expected at the time the services are provided. Dialysis Corporation of America reconciles any such differences quarterly. Product sales are recognized pursuant to stated shipping terms.

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $8,654,000 invested as of June 30, 2004. A 15% relative decrease in rates on our period-end investments would have resulted in a negative impact of approximately $3,000 on our results of operations for the six months ended June 30, 2004.

     We have an interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,318,000 of such debt outstanding as of June 30, 2004. A 15% relative increase in interest rates on our period-end variable rate debt would have resulted in a negative impact of approximately $ 1,000 on our results of operations for the first six months of 2004.

     We do not utilize financial instruments for trading or speculative purposes, and do not currently use interest rate derivatives.


Item 4.  Controls and Procedures

     As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2004, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The disclosure controls and procedures are designed to ensure that information required to be disclosed by our company in the reports that we file under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President and our Vice President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

     There were no significant changes in internal controls over financial reporting during our most recent fiscal quarter, or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                       PART II  --  OTHER INFORMATION
                       ------------------------------

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
------   --------------------------------------------------------------
         Equity Securities
         -----------------

(c) No equity securities were sold by the company during the second quarter Ended June 30, 2004

(e) The company has a common stock repurchase program which it announced in December, 2002, for the repurchase of up to approximately 1,000,000 shares at the then current market price of approximately $1.20 per share. The repurchase program was reiterated in September, 2003, and continues, but repurchases are unlikely at the current market prices. The closing price of the company's common stock on June 30, 2004 was $3.11. There were no repurchases by or on behalf of the company of any of its equity securities during the second quarter of 2004. Approximately 952,000 shares of common stock may yet be purchased under this repurchase program.


Item 4.  Submissions of Matters to a Vote of Security Holders
------   ----------------------------------------------------

     The company held its annual meeting of shareholders on June 3, 2004 at its executive offices in Hasbrouck Heights, New Jersey relating to the election of three class 3 directors and ratification of the appointment of the company's independent auditors, Moore Stephens, P.C. Proxies were solicited from the shareholders of record as of April 16, 2004. Of the 6,988,614 shares outstanding as of the record date, approximately 95% of those shares were present in person or represented by proxy at the meeting. Each of the nominee directors were elected in accordance with the following votes: (a) Thomas K. Langbein received 6,622,872 votes for election, 4,079 votes were withheld and there were 30,910 abstentions; (b) Seymour Friend received 6,572,324 votes for election, 54,627 votes were withheld and there were 30,910 abstentions; (c) Charles Waddell received 6,622,546 votes for election, 4,405 votes were withheld and three were 30,910 abstentions. There were no broker non-votes with respect to the election of the director nominees. The other directors of the company that were not standing for election at this meeting of shareholders are as follows: class 1 directors - Peter D. Fischbein and Lawrence E. Jaffe, whose terms run through the 2005 annual meeting of shareholders, and class 2 directors - Anthony C. D'Amore and Robert P. Magrann, whose terms run through the 2006 annual meeting of shareholders. The stockholders also ratified the appointment of the company's auditors, Moore Stephens, P.C., for fiscal 2004 by the affirmative vote of 6,640,272 shares, with 12,618 votes cast against, 4,516 abstentions, and no broker non-votes.


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

            32 Section 1350 Certifications

               32.1 Certifications of the Principal Executive Officer and the
                    Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

     (b) Reports on Form 8-K

         There were no current reports on Form 8-K filed by the company during the quarter ended June 30, 2004.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDICORE, INC.
                                          /s/  DANIEL R. OUZTS
                                       By:--------------------------------
                                          DANIEL R. OUZTS
                                          Vice President of Finance and
                                          Treasurer (Principal Financial
                                          Officer)

Dated:  August 13, 2004

                                  EXHIBIT INDEX

Exhibit No.

     31 Rule 13a-14(a)/15d-14(a) Certifications

        31.1 Certifications of the Principal Executive Officer pursuant to
             Rule 13a-14(a) of the Securities Exchange Act of 1934.
        31.2 Certification of Principal Financial Officer pursuant to Rule
             13a-14(a) of the Securities Exchange Act of 1934.

     32 Section 1350 Certifications

        32.1 Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

                                                               Exhibit 31.1
                                   CERTIFICATIONS

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

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                  /s/ Thomas K. Langbein
Date: August 13, 2004             ----------------------------------------
                                  THOMAS K. LANGBEIN, Chief Executive Officer

                                                               Exhibit 31.2

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

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                  /s/ Daniel R. Ouzts
Date: August 13, 2004             -----------------------------------
                                  DANIEL R. OUZTS, Vice President of Finance
                                  (Principal Financial Officer)

                                                               Exhibit 32.1

                   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND
                       PRINCIPAL FINANCIAL OFFICER PURSUANT TO
             SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934
                            AND 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Medicore, Inc. (the "Company") on Form 10-Q for the second quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), the undersigned, Thomas K. Langbein, Chief Executive Officer of the Company, and Daniel R. Ouzts, Vice President of Finance and the Principal Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350 that, to the best of our knowledge:

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

                                  /s/ Thomas K. Langbein
                                  -----------------------------------
                                  THOMAS K. LANGBEIN, Chief Executive Officer

                                  /s/ Daniel R. Ouzts
                                  -----------------------------------
                                  DANIEL R. OUZTS, Vice President of Finance
                                  (Principal Financial Officer)

Dated: August 13, 2004