Form 10-Q
period 2004-09-30
MEDICORE INC
filed 2004-11-12
CIK 8643

FORM 10--Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-6906

MEDICORE, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0941551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2337 West 76th Street, Hialeah, Florida	33016
(Address of principal executive offices)	(Zip Code)

(305) 558-4000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check b whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒or No☐

Indicate by check b whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value - 6,990,630 shares as of October 31, 2004.

MEDICORE, INC. AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements for the three months and nine months ended September 30, 2004 and September 30, 2003 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements

1)	Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003 (Unaudited).

2)	Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003.

3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 (Unaudited).

4)	Notes to Consolidated Financial Statements as of September 30, 2004 (Unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II -- OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6. Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Sales:
Product sales	$189,694	$189,703	$612,840	$624,484
Medical service revenues	10,857,444	7,535,530	28,763,576	21,697,427
Total sales	11,047,138	7,725,233	29,376,416	22,321,911
Other income	121,173	81,581	430,828	233,816
	11,168,311	7,806,814	29,807,244	22,555,727
Cost and expenses:
Cost of sales:
Cost of product sales	123,388	115,275	372,638	389,381
Cost of medical services	6,051,469	4,706,470	16,951,870	13,425,840
Total cost of sales	6,174,857	4,821,745	17,324,508	13,815,221
Legal fees related party	89,000	79,000	258,000	238,000
Selling, general and administrative expenses	3,407,624	3,128,620	10,202,125	8,212,411
Provision for doubtful accounts	303,416	3,424	651,753	258,487
	9,974,897	8,032,789	28,436,386	22,524,119

Operating income (loss)	1,193,414	(225,975)	1,370,858	31,608

Other income:
Interest income related parties	1,074	7,560	5,859	22,552
Gain on sale of former subsidiary (Note 13)	---	---	545,995	---
Gain on sale of securities	402,493	784,005	402,493	784,005
Other income, net	121,482	86,798	275,105	219,008
	525,049	878,363	1,229,452	1,025,565

Income before income taxes, minority interest and
equity in affiliate earnings	1,718,463	652,388	2,600,310	1,057,173

Income tax provision	554,311	252,920	1,048,084	527,271

Income before minority interest and equity
in affiliate earnings	1,164,152	399,468	1,552,226	529,902

Minority interest in income of consolidated subsidiaries	(637,440)	(177,962)	(1,109,931)	(437,708)

Equity in affiliate earnings	122,375	8,687	172,770	30,320

Net income	$649,087	$230,193	$615,065	$122,514

Earnings per share:
Basic	$.09	$.04	$.09	$.02
Diluted	$.09	$.03	$.08	$.01

See notes to consolidated financial statements.

MEDICORE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003(A)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,037,286	$10,316,170
Accounts receivable, less allowance of
$743,000 at September 30, 2004 and $796,000 at December 31, 2003	7,324,251	4,963,628
Receivable from sale of former subsidiary (Note 13)	---	384,253
Inventories, less allowance for obsolescence
of $61,000 at September 30, 2004 and $90,000 at December 31, 2003	1,440,751	1,320,255
Related parties’ loan and interest receivable	110,498	204,469
Prepaid expenses and other current assets	1,572,383	1,807,663
Deferred income taxes	488,000	477,000
Total current assets	19,973,169	19,473,438

Property and equipment
Land and improvements	1,027,108	1,027,108
Building and building improvements	3,245,042	3,232,904
Equipment and furniture	7,901,760	6,226,312
Leasehold improvements	4,347,853	3,566,083
	16,521,763	14,052,407
Less accumulated depreciation and amortization	6,787,506	5,670,595
	9,734,257	8,381,812

Other assets	1,300,487	668,763
Goodwill	3,649,014	2,291,333
Total other assets	4,949,501	2,960,096
	$34,656,927	$30,815,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,403,762	$1,209,128
Accrued expenses and other current liabilities	5,358,360	4,228,391
Current portion of long-term debt	529,000	575,000
Income taxes payable	515,687	28,949
Total current liabilities	7,806,809	6,041,468

Long-term debt	1,711,581	2,097,355

Payable acquisitions	380,298	---

Deferred income taxes	683,000	742,000

Total liabilities	10,581,688	8,880,823

Minority interest in subsidiaries	6,565,855	4,941,655

Commitments

Stockholders’ equity:
Common stock, $.01 par value; authorized 12,000,000 shares;
6,990,630 shares issued and outstanding at September 30, 2004;
6,753,943 shares issued and outstanding at December 31, 2003	69,906	67,539
Capital in excess of par value	12,907,072	13,007,988
Retained earnings	4,532,406	3,917,341
Total stockholders’ equity	17,509,384	16,992,868
	$34,656,927	$30,815,346

(A)	Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March, 2004.

See notes to consolidated financial statements.

MEDICORE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
Operating activities:	2004	2003
Net income	$615,065	$122,514
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	1,126,131	910,514
Amortization	1,736	1,735
Bad debt expense	651,753	258,487
Deferred income tax benefit	(86,980)	---
Inventory obsolescence credit	(29,445)	(15,260)
Stock option expense	347,178	18,668
Minority interest	1,109,931	437,707
Equity in affiliate earnings	(172,770)	(30,320)
Gain on sale of former subsidiary	(545,995)	---
Gain on sale of securities	(402,493)	(784,005)
Increase (decrease) relating to operating activities from:
Accounts receivable	(2,796,551)	(1,194,586)
Inventories	(30,465)	(114,112)
Interest receivable related parties	(5,860)	(22,552)
Prepaid expenses and other current assets	227,261	97,921
Accounts payable	66,029	(275,399)
Accrued expenses and other current liabilities	1,507,561	998,701
Income taxes payable	486,738	---
Net cash provided by operating activities	2,068,824	410,013

Investing activities:
Proceeds from sale of securities	402,493	3,541,081
Loans to physician affiliates	(125,000)	(150,000)
Earn-out payment from sale of subsidiary	930,248	1,010,747
Purchase of minority interest in subsidiaries	(670,000)	(670,000)
Acquisition of dialysis centers	(757,615)	(75,000)
Additions to property and equipment, net of minor disposals	(2,390,345)	(924,606)
Distributions from affiliate	33,326	77,000
Other assets	(42,854)	4,527
Net cash (used in) provided by investing activities	(2,619,747)	2,813,749

Financing activities:
Line of credit net payments	---	(79,157)
Payments on long-term borrowings	(573,391)	(422,478)
Repurchase of company stock	---	(66,610)
Repurchase of stock by subsidiary	---	(42,000)
Exercise of subsidiary stock options	5,400	11,250
Capital contributions by subsidiaries’ minority members	52,000	202,382
Distribution to subsidiaries’ minority members	(211,970)	(118,655)
Net cash used in financing activities	(727,961)	(515,268)

(Decrease) increase in cash and cash equivalents	(1,278,884)	2,708,494

Cash and cash equivalents at beginning of periods	10,316,170	8,080,903

Cash and cash equivalents at end of periods	$9,037,286	$10,789,397

See notes to consolidated financial statements.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The company has three reported business segments. The medical services segment, operated by Medicore’s 57% owned subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), operates 22 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has two dialysis centers under development; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000, with investments in Linux software companies. See “Consolidation.”

Consolidation: The consolidated financial statements include the accounts of Medicore, Inc. and Dialysis Corporation of America. Intercompany accounts and transactions have been eliminated in consolidation. Dialysis Corporation of America has a 40% interest in an Ohio dialysis center it manages, which is accounted for by the equity method and not consolidated for financial reporting purposes. See
Note 17.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The company’s principal estimates are for estimated uncollectible accounts receivable as provided for in its allowance for doubtful accounts, estimated losses from obsolete or unsaleable inventory as provided for in its allowance for inventory obsolescence, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. The company’s estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

Government Regulation: A substantial portion of the revenues of the company’s medical services segment are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Vendor Concentration: The company’s medical services segment purchases erythropoietin (EPO) from one supplier which comprised 36% and 37% of medical service cost of sales for the three months and nine months ended September 30, 2004 and for the same periods of the preceding year. There is only one supplier of EPO in the United States, which supplier has recently received FDA approval for an alternative product available for dialysis patients. There are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 29% and 28% of medical services revenue for the three months and nine months ended September 30, 2004 and 28% for the same periods of the preceding year.

Inventories: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value, and consist of inventory of the company’s medical products division and the company’s medical services division.

Goodwill: Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from Dialysis Corporation of America’s acquisition of minority interests in August, 2001, and June, 2003, the acquisition of Georgia dialysis centers in April, 2002, and April, 2003, and the acquisition of a Pennsylvania dialysis company as of the close of business on August 31, 2004 are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill. See Note 10.

Income Taxes: Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered due to differences between the financial accounting and tax basis of assets and liabilities.

Dialysis Corporation of America files separate income tax returns with its income tax liability reflected on a separate return basis.

Other Income:

Operating:

Other operating income is comprised as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Management fee income	$121,173	$81,581	$296,645	$233,816
Litigation settlement	---	---	134,183	---
	$121,173	$81,581	$430,828	$233,816

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Non-operating:

Other income, net, is comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Rental income	$87,252	$76,530	$258,198	$233,778
Interest income	34,618	21,206	72,933	70,330
Interest (expense)	(41,433)	(50,103)	(124,785)	(155,136)
Other	41,045	39,165	68,759	70,036
Other income, net	$121,482	$86,798	$275,105	$219,008

Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

	September 30,	December 31,
	2004	2003
Accrued compensation	$1,322,661	$1,230,685
Due to insurance companies	2,766,365	1,759,397
Payable acquisitions (See Note 10)	380,298	670,000
Other	889,036	568,309
	$5,358,360	$4,228,391

Stock-Based Compensation: The company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of those Statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the option grants in 2003: risk-free interest rate of 1.76%; no dividend yield; volatility factor of the expected market price of the company’s common stock of .78, and an expected life of 2.17 years.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

The fair value of Dialysis Corporation of America’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.81%, 1.44%, 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of Dialysis Corporation of America’s common stock of 1.33, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information, which includes the pro forma effects related to the company’s interest in Dialysis Corporation of America pro forma adjustments, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$649,087	$230,193	$615,065	$122,514

Stock-based employee compensation expense under fair value method, net of related tax effects	(26,800)	(10,686)	(54,574)	(30,241)
Pro forma net income-basic computation	622,287	219,507	560,491	92,273
Subsidiary dilutive securities adjustments	(20,433)	(17,542)	(50,506)	(37,915)
Pro forma net income-diluted computation	$601,854	$201,965	$509,985	$54,358

Earnings per share:
Basic, as reported	$.09	$.04	$.09	$.02
Basic, pro forma	$.09	$.03	$.08	$.01
Diluted, as reported	$.09	$.03	$.08	$.01
Diluted, pro forma	$.08	$.03	$.07	$.01

Earnings Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Three Months Ended September 30,		Nine Months Ended September 30,
2004	2003	2004	2003
Net income, numerator-basic computation	$649,087	$230,193	$615,065	$122,514
Adjustment due to subsidiaries’ dilutive securities	(20,433)	(17,542)	(50,506)	(37,915)
Net income as adjusted, numerator-diluted computation	$628,654	$212,651	$564,559	$84,599

Weighted average shares-denominator basic computation	6,990,345	6,551,775	6,988,339	6,556,266
Effect of dilutive options	160,892	136,198	164,101	45,399
Weighted average shares, as adjusted-denominator
diluted computations	7,151,237	6,687,973	7,152,440	6,601,665
Earnings per share:
Basic	$.09	$.04	$.09	$.02
Diluted	$.09	$.03	$.08	$.01

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

Credit Risk: The company’s primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to the company’s medical services division, and amounts owed by commercial customers to its medical products division. Receivables of the medical services division from Medicare and Medicaid comprised 67% of that division’s receivables at September 30, 2004 and 59% at December 31, 2003.

Customer Payment Terms: The majority of the company's sales are made at payment terms of net amount due in 30-45 days, depending on the customer.

Estimated Fair Value of Financial Instruments: The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and, in the case of debt, because such instruments bear variable interest rates which approximate market.

Business Segments: The company follows the provisions of Financial Accounting Standards Board Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information” (FAS 131) which contains standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise’s chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. The adoption of FAS 131 has not changed the company’s reported business segments, but has resulted in changes in the company’s segment reporting disclosures.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Revenue Recognition: Net medical services revenues are recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers, other third-party payors, and directly from patients. The medical services division occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay, however, the amount is not significant and the medical services division does not record revenue related to these charitable treatments. Product sales are recorded pursuant to stated shipping terms.

Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $53,000 and $54,000 for the nine months ended September 30, 2004 for the same period of the preceding year, with third quarter costs being minimal in both years.

Reclassification: Certain prior year amounts have been reclassified to conform with the current year’s presentation.

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

In July, 2003, the company reached an agreement with Viragen pursuant to mediation proceedings following its obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to it under the royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004, and August 1, 2005, with annual interest accruing at 5% and to be paid with the August, 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003 and the $30,000 payment plus $3,000 interest due August 1, 2004. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and has remitted quarterly payments of $2,580 in October, 2003, $2,905 in January, 2004, $3,735 in April, 2004, $3,426 in July 2004, and $1,521 in November, 2004.

NOTE 3--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2004, and September 30, 2003, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 3--INTERIM ADJUSTMENTS--CONTINUED

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s latest annual report on Form 10-K for the year ended December 31, 2003.

NOTE 4--LONG-TERM DEBT

The company’s medical products division had a $350,000 line of credit with a local Florida bank, with interest at prime plus 1% payable monthly. This line of credit matured January 22, 2003, and was secured by the accounts receivable and inventory of the company’s medical products division. The line of credit and accrued interest were paid off in January, 2003, prior to maturity. The company did not renew this line of credit.

Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter. The interest rate on the loan was 5.75% at September 30, 2004 and 5% at December 31, 2003. The loan is secured by a mortgage on Dialysis Corporation of America’s real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $616,000 at September 30, 2004, and $636,000 at December 31, 2003.

In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April, 2006, secured by its land and building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. The interest rate on the loan was 6% at each of September 30, 2004 and December 31, 2003. Payments of $6,800 including principal and interest commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $685,000 at September 30, 2004, and $715,000 at December 31, 2003.

The Dialysis Corporation of America equipment financing agreement is for financing of kidney dialysis machines for Dialysis Corporation of America’s facilities. Financing is secured by the financed equipment. Monthly payments under the agreement, as of December 31, 2003, are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, “Statement of Cash Flows.” There was no financing under the agreement during the first nine months of 2004 or the first nine months of 2003. The remaining principal balance under this financing amounted to approximately $939,000 at September 30, 2004, and $1,321,000 at December 31, 2003. Dialysis Corporation of America is currently financing its acquisition of equipment through us. See Note 9.

The prime rate was 4.75% as of September 30, 2004 and 4.00% as of December 31, 2003. For interest payments, see Note 15.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 4--LONG-TERM DEBT--CONTINUED

Dialysis Corporation of America’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of Dialysis Corporation of America, and require maintenance of certain financial ratios. Dialysis Corporation of America was in compliance with the debt covenants at September 30, 2004, and December 31, 2003.

NOTE 5--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For income tax payments, see Note 15.

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION

On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of June 30, 2004, 2,000 shares have been issued under this Plan.

In July, 2000, the company granted, under its 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and its subsidiaries. The options have an exercise price of $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled during 2003 due to employee terminations and resignations. In June, 2001, 115,000 options were exercised. In September, 2003, the company’s board of directors authorized the granting of bonuses to its officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by these individuals as of September 11, 2003 resulting in the exercise of 229,668 options. In January, 2004, the company’s board of directors authorized the granting of bonuses to the company’s officers, directors and employees, which bonuses were partially comprised of the exercise of a portion of the options then held by these individuals resulting in the exercise of 234,671 options. At September 30, 2004, a total of 224,661 options were outstanding under the 1989 Stock Option Plan.

As part consideration for a May, 2003 consulting agreement, the company granted options to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The fair value of these options was $56,000 pursuant to a Black-Scholes computation. The $56,000 expense was being deferred and amortized over the one year life of the consulting agreement which expired on May 30, 2004. Approximately $23,000 of such expense was recorded during the nine months ended September 30, 2004 and $19,000 for the same period of the preceding year. The parties to the consulting agreement have agreed to continue the arrangement on a month to month basis. See Note 8.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

On September 25, 2003, the company granted options for 21,000 common shares to each of two directors for their service on several of its board committees, including its audit committee. The options were granted under the company’s 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005. On July 14, 2004, one of the directors acquired an aggregate of 2,016 shares by effecting a “cashless” exercise of the vested portion of his option with respect to 7,000 shares. The director agreed to forego the balance of 4,984 shares underlying the option in lieu of making cash payment for the exercise price. See Note 15.

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

In June, 1998, Dialysis Corporation of America’s board of directors granted an option under its now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003.

In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options have been cancelled to date as a result of terminations. In April, 2000, the 680,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The notes were repaid with 91,800 shares of Dialysis Corporation of America stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the six months ended June 30, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares of Dialysis Corporation of America’s stock for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the optionee’s payment of 54,223 shares of Dialysis Corporation of America for cancellation. The exercises and share payments to the company represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statements of Cash Flows.” See Note 15.

In January, 2001, Dialysis Corporation of America's board of directors granted to its CEO and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting January, 2001, and 66,000 options vesting annually on January 1 through 2005. In January, 2004, 56,384 of these options were exercised for $35,240, with the exercise price satisfied by a Dialysis Corporation of America director bonuses accrued in 2003.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

In September, 2001, Dialysis Corporation of America’s board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately and the remaining 120,000 options vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2003. These exercises represent a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 15. In January, 2004, 7,200 of these options were exercised with Dialysis Corporation of America receiving a $5,400 cash payment for the exercise price. Due to the resignation of a Dialysis Corporation of America director in June 2004, 14,654 options were cancelled, leaving 134,654 of these options outstanding as of September 30, 2004. As of September 30, 2004, an aggregate of 90,000 of these options had vested of which 15,346 have been exercised.

In March, 2002, Dialysis Corporation of America’s board of director’s granted a five-year option to an officer for 60,000 shares exercisable at $1.58 per share through February 28, 2007. The option was to vest in equal annual increments of 15,000 shares each February 28 from 2003 through 2006. 15,000 options that vested in February, 2003, were exercised in October, 2003, and the remaining 45,000 options expired unvested due to the July 31, 2003 resignation of the officer.

In May, 2002, Dialysis Corporation of America’s board of directors granted five-year options for an aggregate of 21,000 shares to certain of its employees of which 11,000 were outstanding and vested at September 30, 2004. These options are exercisable at $2.05 per share through May 28, 2007. Options for 10,000 shares have been cancelled as a result of the termination of several employee option holders.

In June, 2003, Dialysis Corporation of America’s board of directors granted to an officer a five-year stock option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares each June 4 from 2004 through 2007.

In August, 2003, Dialysis Corporation of America’s board of directors granted a three-year option to a director who is also a member of several of its committees, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares on August 19, 2004 and 2005.

In January, 2004, Dialysis Corporation of America’s board of directors granted a five-year option for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008.

In June 2004, Dialysis Corporation of America’s board of directors granted 145,000 options to officers and directors exercisable at $4.02 per share through June 6, 2009. 15,000 options vested immediately and the remaining 130,000 options vest annually in equal 25% increments commencing June 7, 2005.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

In August 2004, Dialysis Corporation of America’s board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 12, 2009. The options vest 25% annually commencing August 16, 2005.

NOTE 7--BUSINESS SEGMENT DATA

The following summarizes information about the company’s three reported business segments, which are managed separately. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUES
Medical products	$189,694	$189,703	$612,840	$624,484
Medical services	10,978,617	7,617,111	29,194,404	21,931,243
	$11,168,311	$7,806,814	$29,807,244	$22,555,727
PROFIT (LOSS)
Medical products	$(47,148)	$(25,578)	$(95,735)	$(80,791)
Medical services	1,510,248	587,470	2,815,602	1,439,297
New technology	---	---	---	15,000
Corporate	(147,130)	(693,509)	(1,068,045)	(1,100,338)
Gain on sale of former subsidiary	---	---	545,995	---
Gain on sale of securities	402,493	784,005	402,493	784,005
	$1,718,463	$652,388	$2,600,310	$1,057,173

NOTE 8--COMMITMENTS

In January, 2003, the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions. The Company’s expense for employer matching contributions amounted to approximately $6,000 and $23,000 for the three months and nine months ended September 30, 2004 and $5,000 and $11,000 for the same period of the preceding year.

The company entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of a two year option to purchase 200,000 shares of the company’s common stock exercisable at $2.50 per share. The consulting agreement expired by its terms in May, 2004, but the parties have agreed to continue the arrangement on a month to month basis. At management’s discretion, the company may terminate the consulting arrangement at any time. In June, 2003, two of the partners of the investment relations firm together with Thomas K. Langbein, the company’s Chairman, CEO and President, became three of the five directors of Xandros, Inc., a majority owned subsidiary of Linux Global Partners, Inc., which is a privately held Linux software company to which the company made loans and in which the company holds an approximate 14% interest. Mr. Langbein resigned his positions with Xandros on August 12, 2003. See Notes 6 and 12.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 9--RELATED PARTY TRANSACTIONS

In May, 2001, Dialysis Corporation of America loaned its President and CEO $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of such officer’s Dialysis Corporation of America stock and stock options in Dialysis Corporation of America, and proceeds from the sale of such stock. Interest income on the loan amounted to approximately $1,000 and $3,000 for three months and nine months ended September 30, 2004 and for each of the same periods of the preceding year. Accrued interest on the loan was approximately $15,000 as of September 30, 2004, and $13,000 as of December 31, 2003.

The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician’s companies holding a combined 49% ownership interest in DCA of Vineland. Effective as of Dialysis Corporation of America’s annual meeting of shareholders in June, 2004, the physician ceased being a member of Dialysis Corporation of America’s board of directors.

In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

Effective March 17, 2004, the company agreed to provide Dialysis Corporation of America with up to $1,500,000 of financing which was evidenced by a demand promissory note issued by Dialysis Corporation of America to the company with annual interest of 1.25% over the prime rate. The financing was provided for equipment purchases to be made by Dialysis Corporation of America. The financing was subsequently modified by increasing the maximum amount of advances that can be made to $2,000,000, and by adding to the purposes of the financing working capital and other corporate needs. Dialysis Corporation of America borrowed approximately $1,535,000 under this note during the first nine months of 2004 which had an interest rate of 6.00% as of September 30, 2004. Interest expense on the note amounted to approximately $16,000 and $25,000 for the three months and nine months ended September 30, 2004. Accrued interest payable on the note amounted to approximately $16,000 as of September 30, 2004.

In certain situations, minority members in Dialysis Corporation of America subsidiaries may fund a portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded approximately $295,000 in capital contributions during the first nine months of 2004, and $208,000 during the same period of the preceding year, under notes with Dialysis Corporation of America accruing interest at prime plus 2%, with an aggregate of approximately $69,000 of subsidiary distributions applied against the notes and accrued interest during the first nine months of 2004 and $47,000 during the same period of the preceding year.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 9--RELATED PARTY TRANSACTIONS--Continued

These transactions represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 15.

The company and Dialysis Corporation of America incurred legal fees of approximately $89,000 and $79,000 for the three months and nine months ended September 30, 2004 and $258,000 and $238,000 for the same periods of the preceding year, for an attorney who is general counsel and secretary of the company (of which he is also a director), and serves as general counsel and secretary to Dialysis Corporation of America.

NOTE 10--ACQUISITIONS

In August, 2001, Dialysis Corporation of America acquired the 30% minority interest in one of its Georgia dialysis centers for $600,000. This transaction resulted in $523,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America’s decision to make this investment was based largely on its expectation of continued profitability of this center. The party from whom Dialysis Corporation of America acquired the minority interest is the medical director of another of Dialysis Corporation of America’s subsidiaries. See Note 1.

In April, 2002, Dialysis Corporation of America acquired a Georgia dialysis center. This transaction resulted in $400,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America’s decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center’s operations prior to making the acquisition. See Note 1.

Effective April 8, 2003, Dialysis Corporation of America acquired the assets of a Georgia dialysis center, and effective June 1, 2003, acquired the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and the remaining balance of $670,000 was paid during the 2nd quarter of 2004. The results of operations of the acquired center have been included in the consolidated financial statements since its acquisition. Minority interest in the results of operations of the centers for which Dialysis Corporation of America acquired the outstanding minority interest was included in the consolidated financial statements until Dialysis Corporation of America acquired the minority interests. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Dialysis Corporation of America’s decision to make these acquisitions was based on its expectation of profitability resulting from its management’s evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of two other of Dialysis Corporation of America’s Georgia dialysis facilities. See Note 1.

Effective as of the close of business on August 31, 2004 Dialysis Corporation of America acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000.

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 10--ACQUISITIONS--Continued

Of that amount, $761,000 is currently in escrow, with the balance of $760,000 to be paid in equal installments, each on the first and second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,357,000 of estimated goodwill representing the excess of the net purchase price over the initially estimated $164,000 fair value of the net assets acquired, including an $83,000 valuation of an eight year non-competition agreement that will be amortized over the life of the agreement. The goodwill is not amortizable for tax purposes since the transaction was a stock acquisition. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. Dialysis Corporation of America began recording the results of operations for the acquired company as of the effective date of the acquisition. Dialysis Corporation of America’s decision to make this investment was based on its expectation of future profitability resulting from it’s review of the acquired company’s operations prior to making the acquisition. See Note 1.

NOTE 11--LOAN TRANSACTIONS

Dialysis Corporation of America has provided and may continue to provide funds in excess of capital contributions to meet working capital requirements of its dialysis facility subsidiaries, usually until they become self-sufficient. The operating agreements for the Dialysis Corporation of America subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions.

NOTE 12--INVESTMENT

During the period January, 2000 through December, 2002, the company made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which initiated the marketing of a Linux desktop operating system. In conjunction with the original loan the company acquired an ownership interest in Linux Global Partners. In consideration for the company’s extending the due date on the loans on several occasions it received additional shares of Linux Global Partners’ common stock and presently owns approximately 14% of Linux Global Partners. Dialysis Corporation of America also has an ownership interest in Linux Global Partners of approximately 2%.

Interest on the notes evidencing the company’s loans to Linux Global Partners amounted to approximately $15,000 during 2003 (through January 24, 2003).

The unpaid loans and accrued interest were satisfied through the company’s foreclosure in January, 2003, of 4,115,815 shares of Ximian, Inc.’s series A convertible preferred stock which were part of the collateral securing Linux Global Partners’ indebtedness to the company. On January 24, 2003, Xandros, Inc., a 95% owned subsidiary of Linux Global Partners, purchased the Ximian preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Upon Xandros’ failure to make the payment, the company, as the next highest bidder, obtained the Ximian preferred stock and, in accordance with the terms of the public auction retained the Xandros shares in satisfaction of the indebtedness due from Linux Global Partners. Thereafter, in connection with a third-party’s acquisition of Ximian in August, 2003, the company sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with approximately $402,000 of the escrowed funds released to the company in August

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 12--INVESTMENT--Continued

2004 and the remaining balance to be released in August 2005, pending fulfillment by the parties to the Ximian acquisition of certain conditions. The company recorded a gain of $402,000 in August 2004 and will record an additional gain based on future proceeds received.

NOTE 13--SALE OF INTEREST IN FORMER SUBSIDIARY

On April 6, 2001, the company entered into an agreement with Simclar International to sell its 71.3% ownership interest in Techdyne, Inc. (now Simclar, Inc.) to Simclar International for $10,000,000. The agreement provided for an earn-out consisting of 3% of consolidated Techdyne sales for the three fiscal years commencing January 1, 2001. Limitations on the earn-out ranged from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The earn-out was payable in cash each year for the earn-out period just ended. In April, 2002, the company received the first earn-out payment of $1,105,000. In April, 2003, the company received the second earn-out payment of $1,011,000. In April, 2004, the company received a third earn-out payment of $930,248. The total earn-out payments received of approximately $3,046,000 exceeded the $2,500,000 minimum earn-out previously recorded by approximately $546,000, which has been reflected as a non-operating gain in the consolidated statement of operations. Based on Techdyne (Simclar, Inc.) consolidated sales of $36,187,105 for 2003 on which the earn-out payment is supposed to be computed based on the Agreement for Sales and Purchase of Shares, the earn-out payment received in April, 2004, should have been $1,085,613. The company has demanded payment of the $155,365 balance due from Simclar International, and on April 10, 2004, the company filed an action in the 11th Judicial Circuit in Miami-Dade County, Florida to collect the balance of the earn-out payment due. Simclar has filed a counterclaim against the company, alleging that it erroneously overpaid the company $316,464 as a result of Simclar certifying erroneous sales amounts for the years 2001, 2002 and 2003. The Company believes the counterclaim is without merit.

NOTE 14--STOCK REPURCHASES

In December, 2002, the company’s board of directors authorized the purchase of up to approximately 1,000,000 shares of the company’s outstanding common stock based on current market prices. The company repurchased and cancelled 48,500 shares for approximately $70,000 in the first quarter of 2003. No repurchases were made during the first nine months of 2004.

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts (rounded to the nearest thousand) represent non-cash financing and investing activities and other cash flow information:

	Nine Months Ended
	September 30,
	2004	2003
Interest paid (see Note 4)	142,000	186,000
Income taxes paid (see Note 5)	449,000	604,000
Option exercise bonus (see Note 6)	120,000	100,000
Share payment (7,000 options exercised; 4,984 shares paid) for stock option exercise (see Note 6)	15,750	---
Share payment to subsidiary for subsidiary stock option exercises (see Note 6)	321,000	---
Share payment to subsidiary for notes and accrued interest (see Note 6)	521,000	---

MEDICORE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 16--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2004 are summarized as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Total
Balance at December 31, 2003	$67,539	$13,007,988	$3,917,341	$16,992,868
Stock option exercises	2,367	321,476	---	323,843
Subsidiary stock option exercises	---	(422,392)	---	(422,392)
Net income	---	---	615,065	615,065
Balance September 30, 2004	$69,906	$12,907,072	$4,532,406	$17,509,384

NOTE 17--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of Dialysis Corporation of America’s 40% owned Ohio affiliate that is accounted for on the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$717,476	$375,541	$1,602,407	$1,186,470
Gross profit	$440,667	$134,977	$818,406	$449,585
Net income	$305,940	$22,027	$431,929	$75,797

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our unaudited consolidated financial statements, including the notes, included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Although we have a medical products division and investment in two technology companies that are affiliated with each other, our primary operations, revenues and income are derived from our dialysis operations through our 57% public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 22 outpatient dialysis centers, including the management of each of a center in which it holds a 40% minority interest and one unaffiliated dialysis center. Dialysis Corporation of America retains board certified or board eligible nephrologists to serve as medical directors of its outpatient dialysis centers. The medical directors have a range of responsibilities, primarily administration and monitoring of patient care. In addition, Dialysis Corporation of America provides dialysis treatments to patients at nine hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment.

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
In center	33,001	26,900	90,774	75,731
Home peritoneal	3,682	1,872	9,555	5,376
Acute	2,171	1,990	6,379	5,953
	38,854(1)	30,762(1)	106,708(1)	87,060(1)
_______________

(1)	Treatments by the two managed centers included: in-center treatments of 3,414 and 9,492 for the three months and nine months ended September 30, 2004 and 2,968 and 8,214 for the same periods of the preceding year; no home peritoneal treatments; and acute treatments of 48 and 95, respectively, for the three months and nine months ended September 30, 2004, and 42 and 129 for the same periods of the preceding year.

Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in its dialysis patients. EPO is currently available from only one manufacturer, and no alternative drug has been available to Dialysis Corporation of America for the treatment of anemia in its dialysis patients. If the available supply of EPO were reduced either by the manufacturer or due to excessive demand, Dialysis Corporation of America’s and our revenues and net income would be adversely affected. The manufacturer of EPO increased its price in early 2003, and could implement further price increases which would adversely affect Dialysis Corporation of America’s and our net income. This manufacturer has also developed another anemia drug that could possibly substantially reduce Dialysis Corporation of America’s and our revenues and profit margins from the treatment of anemia in dialysis patients.

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

Approximately 56% of medical service revenues from our dialysis operations were derived from Medicare and Medicaid reimbursement for the three months and nine months ended September 30, 2004 compared to 60% and 59% for the same periods of the preceding year. Reimbursement rates are established by the Center for Medicare and Medicaid Services of the Department of Health and Human Services, CMS, and are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Medicare	49%	52%	49%	51%
Medicaid and comparable programs	7	8	7	8
Hospital inpatient dialysis services	5	7	6	8
Commercial insurers and other private payors	39	33	38	33
	100%	100%	100%	100%

The medical services revenues from our dialysis operations are derived primarily from four sources: outpatient hemodialysis services, home peritoneal dialysis services, inpatient hemodialysis services and ancillary services. The following table shows the breakdown of medical service revenues from our dialysis operations (in thousands) derived from primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Outpatient hemodialysis services	$4,181	39%	$3,835	51%	$13,200	46%	$10,795	50%
Home peritoneal dialysis services	728	7	334	4	1,745	6	932	4
Inpatient hemodialysis services	576	5	531	7	1,686	6	1,551	7
Ancillary services	5,372	49	2,836	38	12,133	42	8,419	39
	$10,857	100%	$7,536	100%	$28,764	100%	$21,697	100%

Essential to profitability of our dialysis operations is Medicare reimbursement, which is at a fixed rate determined by CMS. Although we are not aware of any proposals in this regard, the level of Dialysis Corporation of America’s, and therefore, our revenues and profitability may be adversely affected by any potential legislation resulting in Medicare reimbursement rate cuts. Increased operating costs with respect to dialysis treatment as well as reductions in commercial third-party reimbursement rates could also adversely affect Dialysis Corporation of America’s, and therefore, our margins and profitability.

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

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and Dialysis Corporation of America’s ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and amounts of financial resources available for acquiring and/or developing dialysis facilities in areas targeted by Dialysis Corporation of America. Additionally, there is intense competition for retaining qualified nephrologists who would serve as medical directors of and be responsible for the supervision of these dialysis centers. There is no assurance as to when a new dialysis center or inpatient service contract with a hospital will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected Dialysis Corporation of America’s results of operations in the short term due to start-up costs and expenses as well as a smaller patient base initially.

Results of Operations

The following table shows our results of operations (in thousands) for the periods presented:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2004	2003	2004	2003
Revenues:
Sales:
Product Sales	$190	$190	$613	$625
Medical service revenues	10,857	7,535	28,763	21,697
Total sales	11,047	7,725	29,376	22,322
Other income	121	82	431	234
	11,168	7,807	29,807	22,556
Cost and expenses:
Cost of sales:
Cost of product sales	123	115	372	389
Cost of medical services	6,052	4,707	16,952	13,426
Total cost of sales	6,175	4,822	17,324	13,815
Selling, general and administrative expenses	3,497	3,208	10,460	8,450
Provision for doubtful accounts	303	3	652	259
	9,975	8,033	28,436	22,524

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating income (loss)	$1,193	$(226)	$1,371	$32

Other income, net	525	878	1,229	1,026

Income before income taxes, minority interest and equity in affiliate earnings	1,718	652	2,600	1,058

Income tax provision	554	253	1,048	527

Income before minority interest and equity in affiliate earnings	1,164	399	1,552	531

Minority interest in income of consolidated subsidiaries	(637)	(178)	(1,110)	(438)

Equity in affiliate earnings	122	9	173	30

Net income	$649	$230	$615	$123

Operating income increased approximately $1,419,000 and $1,339,000 for the three months and months ended September 30, 2004 compared to the same periods of the preceding year. For these same periods, income before income taxes, minority interest and equity in affiliate earnings increased $1,066,000 and $1,543,000, and net income increased $419,000 and $493,000.

Consolidated operating revenues, increased by approximately $3,361,000 (43%) and $7,252,000 (32%) for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year. Sales revenues increased by approximately $3,322,000 (43%) and $7,055,000 (32%) for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year. Other operating income increased by approximately $40,000 and $197,000 for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. This includes a litigation settlement of $134,000 during the first quarter of 2004 and an increase in management fee income of $40,000 and $63,000 for the three months and nine months ended September 30, 2004 pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated dialysis center. See Note 1 to “Notes to Consolidated Financial Statements.”

In April, 2004, we received payment of approximately $930,000 representing the third installment of an earn-out payment from our sale of Techdyne in 2001. This resulted in our having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 that we had previously recorded. This excess amount has been recorded as a non-operating gain in our consolidated statement of operations. On April 10, 2004, we filed a breach of contract legal action in Florida state court to collect an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne’s consolidated sales for 2003. Simclar has filed a counterclaim alleging that due to its certification of erroneous sale amounts for 2001, 2002 and 2003 it had overpaid the company by approximately $316,000. The Company believes the counterclaim is without merit. See Note 13 to “Notes to Consolidated Financial Statements.”

Other non-operating income increased approximately $35,000 and $56,000 for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year. Interest income from unrelated parties increased $13,000 and $3,000 for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year. Rental income increased approximately $11,000 and $24,000, miscellaneous other income increased by approximately $2,000 for the three months ended September, 2004, and decreased by approximately $1,000 for the nine months ended September, 2004, and interest expense decreased approximately $9,000 and $30,000, reflecting reduced average borrowings for the three months and nine months ended September 30, 2004, in each case compared to the same periods of the preceding year. The prime rate was 4.75% at September 30, 2004 and 4.00% at December 31, 2003. See Note 1 to “Notes to Consolidated Financial Statements.”

In conjunction with a sale of third-party securities that we had acquired through foreclosure proceedings on an outstanding debt obligation to us, we recorded gains of approximately $402,000 during the third quarter of 2004 and $784,000 during the third quarter of 2003. Additionally, during the first quarter of 2004 we recorded a gain of approximately $546,000 on earn-out payments from our 2001 sale of a former subsidiary. See Notes 12 and 13 to “Notes to consolidated condensed Financial Statements.”

Medical product sales revenues remained stable for the three months ended September 30, 2004 compared to the same period of the preceding year but decreased approximately $12,000 for the nine months ended September 30, 2004 compared to the same period of the preceding year. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products continues to be less than anticipated. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base.

Medical services revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $3,322,000 (44%) and $7,066,000 (33%) for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year, with the increase largely attributable to a 28% increase in total dialysis treatments performed by our dialysis division from 27,752 during the third quarter of 2003 to 35,392 during the third quarter of 2004 and a 23% increase in total dialysis treatments performed from 78,717 during the first nine months of 2003 to 97,121 during the first nine of 2004. This increase reflects: (i) increased revenues from Dialysis Corporation of America’s Pennsylvania dialysis centers of approximately $840,000 and $1,799,000, including revenues of $258,000 and $489,000 from its new Pottstown center; and third quarter 2004 revenues of $181,000 for the two centers operated by Keystone Kidney Care, Inc., which was acquired by Dialysis Corporation of America effective August 31, 2004; (ii) increased revenues of approximately $544,000 and $758,000 from its New Jersey centers; (iii) increased revenues of approximately $258,000 and $730,000 from its Georgia centers; (iv) increased revenues of approximately $232,000 and $786,000 from its Maryland centers, including revenues of $126,000 and $137,000 from its new Rockville center; (v) increased revenues of approximately $418,000 and $1,094,000 from its Ohio center; (vi) revenues of approximately $304,000 and $685,000 from its new Virginia center; and (vii) revenues of approximately $726,000 and $1,214,000 from its new South Carolina center. Some patients of Dialysis Corporation of America carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by Dialysis Corporation of America. This co-pay is typically limited, and therefore may lead to an under-recognition of revenue by Dialysis Corporation of America at the time of service. Dialysis Corporation of America routinely recognizes these revenues as it becomes aware that these limits have been met.

Cost of sales as a percentage of consolidated sales amounted to 56% and 59% for each of the three months and nine months ended September 30, 2004 compared to 62% for the same periods of the preceding year.

Cost of goods sold for the medical products division as a percentage of medical product sales was 65% and 61%, for the three months and nine months ended September 30, 2004 compared to 61% and 62% for the same periods of the preceding year. Changes in cost of goods sold for this division resulted largely from a change in product mix.

Cost of medical services sales as a percentage of medical services revenues decreased to 56% and 59% for the three months and nine months ended September 30, 2004, compared to 62% for the same periods of the preceding year, including decreases in payroll costs and supply costs as a percentage of medical services sales. These decreases resulted from both more efficient utilization of personnel resulting in lower per treatment payroll costs, and more efficient supply utilization resulting in lower supply cost per treatment.

Approximately 29% and 28% of Dialysis Corporation of America’s medical services revenues for the three months and nine months ended September 30, 2004 and 28% for the same periods of the preceding year were derived from the administration of EPO to its patients. EPO is only available from one manufacturer in the United States. Price increases for this product without Dialysis Corporation of America’s ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America’s ability to offset any such increases.

Selling, general and administrative expenses, increased approximately $279,000 (9%) and $1,990,000 (24%) for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. This increase reflects operations of Dialysis Corporation of America’s new dialysis centers in Pennsylvania, South Carolina, Virginia and Maryland, the cost of additional support activities from expanded dialysis operations and approximately $486,000 of compensation expense attributable to officer, director and employee bonuses recorded in the first quarter of 2004 and 412,000 of compensation expense attributable to such bonuses recorded in the third quarter of 2003. Without the effect of the bonuses, selling, general and administrative expenses increased approximately $691,000 and $1,916,000 for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year. As a percentage of sales revenues selling, general and administrative expenses amounted to 31% and 35% for the three months and nine months ended September 30, 2004 compared to 40% and 37% for the same periods of the preceding year. These expenses include expenses of new dialysis centers incurred prior to Medicare approval for which there were no corresponding medical service revenues. Without the effect of the bonuses, selling, general and administrative expenses would have amounted to 31% and 33% of sales revenues for the three months and nine months ended September 30, 2004 compared to 35% for each of the same periods of the preceding year.

Provision for doubtful accounts increased by approximately $300,000 and $393,000, for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. Medicare bad debt recoveries of $150,000 and $180,000 were recorded during the three months and nine months ended September 30, 2003, with no such recoveries recorded during the first nine months of 2004. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivables, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Although Dialysis Corporation of America’s operation of additional dialysis centers has resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact Dialysis Corporation of America’s and our results of operations until they achieve a patient count sufficient to sustain profitable operations.

Dialysis Corporation of America experienced same-center growth in total treatments of approximately 9% for the nine months ended September 30, 2004, compared to the same period of the preceding year, and same-center revenues grew by approximately 20%. Dialysis Corporation of America continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, it is reviewing technological improvements and intends to make capital investments to the extent it is confident such investments will improve patient care and operating performance.

Equity in affiliate earnings represents Dialysis Corporations of America’s equity in the earnings incurred by its Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001. See Notes 1 and 17 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $12,166,000 at September 30, 2004, which reflects a decrease of $1,266,000 (9%) during the nine months ended September 30, 2004. The change in working capital included a decrease in cash of $1,279,000 including net cash provided by operating activities of $2,069,000, net cash used in investing activities of $2,620,000 (including additions to property, plant and equipment of $2,390,000, payments of $670,000 by Dialysis Corporation of America to a minority member in two of its subsidiary dialysis centers to acquire an aggregate of 30% of such member’s interest in each of such subsidiaries, a net cash expenditure of $758,000 by Dialysis Corporation of America for the acquisition of Keystone Kidney Care, an earn-out payment of $930,000 received from the sale of a former subsidiary, $33,000 of distributions received from Dialysis Corporation of America’s 40% owned Ohio affiliate and $125,000 of loans to physician affiliates), and net cash used in financing activities of $728,000 (including payments on long-term debt of $573,000, $212,000 of distributions to the minority members of Dialysis Corporation of America’s subsidiaries, $52,000 of capital contributions from a subsidiary minority member and $5,000 of receipts from the exercise of subsidiary stock options).

In January, 2003, we executed on certain of the collateral securing Linux Global Partners’ indebtedness to us, resulting in our acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, in connection with a third party’s acquisition of Ximian, for which we received $3,541,000 with an additional $805,000 placed in escrow, approximately half of which was released in August, 2004, and the balance of which is to be released in August, 2005, subject to the parties to the Ximian acquisition fulfilling certain conditions. See Note 12 to “Notes to Consolidated Financial Statements.”

In May, 2003, we entered into a one-year, non-exclusive consulting agreement with an investment relations firm, which agreement expired by its terms in May, 2004. The agreement provided for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May, 2005, at an exercise price of $2.50 per share. The parties to the agreement have agreed to continue the consulting arrangement on a month-to-month basis. See Notes 6 and 8 to “Notes to Consolidated Financial Statements.”

In July, 2003, pursuant to a mediation proceeding following a partial summary judgment, we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003 and an additional $30,000 plus $3,000 of interest in August, 2004, with a remaining payment of $30,000 plus interest at 5% per annum due in August, 2005. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement and has remitted quarterly payments of $2,580 in October 2003, $2,905 in January 2004, $3,735 in April 2004, $3,426 in July 2004, and $1,521 in November 2004. See Note 2 to “Notes to Consolidated Financial Statements.”

In April, 2004, we received a third earn-out payment of $930,248 on the June, 2001 sale of our interest in Techdyne. Including the April, 2004 payment, we have received approximately $3,046,000 of earn-out payments, which exceeded the $2,500,000 minimum earn-out we originally recorded resulting in a non-operating gain of approximately $546,000 which was recorded during the first quarter of 2004. Earn-out payments were specified as 3% of Techdyne’s consolidated sales, which were $36,187,105 for 2003, and as a result, we believe that the April, 2004 earn-out payment should have been $1,085,613. We have demanded payment from and initiated legal action in Florida state court against Simclar International, the purchaser of Techdyne, for the $155,365 balance due. Simclar has filed a counterclaim in the amount of $316,464 alleging prior overpayments resulting from Simclar’s certification of erroneous sales amounts for 2003, 2002 and 2001. We believe the counterclaim is without merit. See Note 13 to “Notes to Consolidated Financial Statements.”

In December, 2002, we announced our intent to purchase up to 1,000,000 shares of our outstanding common stock based on then current market prices. We repurchased and cancelled 48,500 shares of our outstanding common stock at a cost of approximately $70,000 during the first half of 2003. We have not made any repurchases during 2004. See Note 14 to “Notes to Consolidated Financial Statements,” and Part II, “Other Information,” Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America’s New Jersey dialysis centers. The outstanding balance of the loan was $616,000 at September 30, 2004, and $636,000 at December 31, 2003. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $685,000 at September 30, 2004, and $715,000 at December 31, 2003. Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $939,000 at September 30, 2004, and $1,321,000 at December 31, 2003. Dialysis Corporation of America has not engaged in any additional equipment financing program during 2004. See Note 4 to “Notes to Consolidated Financial Statements.”

In March, 2004, we agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement is evidenced by a demand promissory note from Dialysis Corporation of America. Subsequently, the loan arrangement was modified to increase the maximum amount of advances that can be made to $2,000,000 and by adding working capital and other corporate needs to the purposes of the financing. Advances for equipment purchases under this loan arrangement, amounted to approximately $1,535,000 for the first nine months of 2004.

Dialysis Corporation of America opened centers in Pottstown, Pennsylvania; Aiken South Carolina; Warsaw, Virginia and Rockville, Maryland during the first nine months of 2004, acquired Keystone Kidney Care, which operates two dialysis facilities in central Pennsylvania, effective as of the close of business on August 31, 2004, and is in the process of developing a new dialysis center in each of Virginia and Ohio. Payment of the balance due of $670,000 on the purchase of minority interests in two of Dialysis Corporation of America’s dialysis centers was made during the second quarter of 2004. Payment of $761,000 was made September 1, 2004 on the acquisition of Keystone Kidney Care. See Note 10 to “Notes to Consolidated Financial Statements.”

Capital is needed by Dialysis Corporation of America primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of Dialysis Corporation of America’s dialysis facilities, costs in the range of $750,000 to $1,000,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide Dialysis Corporation of America with an immediate ongoing operation, which most likely would be generating income. Although Dialysis Corporation of America’s expansion strategy focuses primarily on development and construction of new centers, it has expanded through acquisitions of dialysis facilities and continues to review potential further acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. Dialysis Corporation of America considers some of its centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

Dialysis Corporation of America is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care and is presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. Dialysis Corporation of America has been funding its expansion primarily through internally generated cash flow and financing from us. See Note 9 to “Notes to Consolidated Financial Statements.”. While we anticipate that financing will be available to Dialysis Corporation of America either from a financial institution or us, no assurance can be given that Dialysis Corporation of America will be successful in implementing its growth strategy or that adequate financing, to the extent needed, will be available to support such expansion.

The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

Critical Accounting Policies and Estimates

The Securities and Exchange Commission has issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

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

Revenue Recognition: Revenues are recognized as services are rendered. Dialysis Corporation of America receives payments through reimbursement from Medicare and Medicaid for its outpatient dialysis treatments coupled with patients’ private payments, individually and through private third-party insurers. A substantial portion of Dialysis Corporation of America’s revenues are derived from the Medicare End Stage Renal Disease program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Dialysis Corporation of America’s acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. Dialysis Corporation of America has developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, it sometimes receives more or less than the amount expected at the time the services are provided. Dialysis Corporation of America reconciles any such differences quarterly. Product sales are recognized pursuant to stated shipping terms.

Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and Dialysis Corporation of America’s patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers and Dialysis Corporation of America’s patients and their insurance carriers to make their required payments, which would have an adverse effect on cash flows and our results of operations. Therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

Allowance for Inventory Obsolescence: We maintain an allowance for inventory obsolescence for losses resulting from inventory items becoming unsaleable due to loss of specific customers or changes in customers’ requirements. Based on historical and projected sales information, we believe our allowance is adequate. However, changes in general economic, business and market conditions could cause our customers’ purchasing requirements to change. These changes could affect our inventory saleability. Therefore, the allowance for inventory obsolescence is reviewed regularly and changes to the allowance are updated as new information is received.

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

Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) effective January 1, 2002 and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

Impact of Inflation

Inflationary factors have not had a significant effect on our operations. We attempt to pass on increased costs and expenses incurred in our medical products division by increasing selling prices when and where possible. In our dialysis division, revenue per dialysis treatment is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis medical service revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect Dialysis Corporation of America’s and, accordingly, our future earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $8,934,000 invested as of September 30, 2004. A 15% relative decrease in rates on our period-end investments would have resulted in a negative impact of approximately $9,000 on our results of operations for the first nine months of 2004.

We have interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,301,000 of such debt outstanding as of September 30, 2004. A 15% relative increase in interest rates on our period-end variable rate debt would have resulted in a negative impact of approximately $3,000 on our results of operations for the first nine months of 2004.

We do not utilize financial instruments for trading or speculative purposes, and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2004, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). The disclosure controls and procedures are designed to ensure that information required to be disclosed by our company in the reports that we file under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and President and our Vice

President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

There were no significant changes in internal controls over financial reporting during our most recent fiscal quarter, or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

PART II -- OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Equity Securities Sold by the Company During the Third Quarter Ended September 30, 2004 and Not Registered Under the Securities Act

The only issuance of equity securities by the company during the third quarter ended September 30, 2004, was the issuance in July, 2004, of an aggregate of 2,016 shares of common stock to one director of the company who had effected a “cashless” exercise of a vested option for 7,000 shares. The option was exercisable at $2.25 per share and in lieu of a cash payment of the exercise price, the director, in accordance with the provisions of the option agreement, agreed to forego 4,984 shares underlying the option. The shares of common stock obtained upon exercise of the option were issued under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the non-public offering exemption from the registration requirements of the Securities Act, are not publicly transferable absent registration under the Securities Act unless an exemption from such registration is available, and are “restricted” securities as defined in Rule 144(a)(3) of the Securities Act, with a legend on each certificate indicating the limitation of public transferability together with stop transfer instructions placed against such shares with the company’s transfer agent.

Purchases of Equity Securities By or On Behalf of the Company During the Third Quarter Ended September 30, 2004

The company has a common stock repurchase program, which it announced in December, 2002, for the repurchase of approximately 1,000,000 shares at the then current market price of approximately $1.20 per share. The repurchase program was reiterated in September, 2003, but repurchases are unlikely at the current market price for the company’s common stock, which had a closing price on September 30, 2004 of $3.03. The maximum number of shares that may yet be purchased under the plan is 952,000 shares. There were no repurchases of any equity securities by or on behalf of the Company during the third quarter months of July, August and September, 2004.

Item 6. Exhibits and Reports on Form 8-K

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

(b)     Reports on Form 8-K

There were no current reports on Form 8-K filed by the company during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICORE, INC.

By /s/ DANIEL R. OUZTS
DANIEL R. OUZTS
Vice President of Finance and Treasurer
(Principal Financial Officer)

Dated: November 12, 2004

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