Form 10-K
period 2004-12-31
MEDICORE INC
filed 2005-03-31
CIK 8643

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 2004
                          -----------------

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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the common stock was sold on June 30, 2004 was approximately $14,107,383.

      As of March 10, 2005 the company had outstanding 7,132,434 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Registrant's Annual Reports, Forms 10-K, for the years ended December 31, 1994, 1997, 2001 and 2002 Part IV, Exhibits, incorporated in Part IV of this Annual Report.

      Annual Report for Registrant's Subsidiary Dialysis Corporation of America, Form 10-K for the years ended December 31, 1996 and 1998 to 2003, Part IV, Exhibits, incorporated in Part IV of this Annual Report.
================================================================================

                                 MEDICORE, INC.

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2004

                                                                                                           Page
                                                                                                           ----

                                                    PART I

Item 1.      Business....................................................................................    1

Item 2.      Properties..................................................................................   34

Item 3.      Legal Proceedings...........................................................................   36

Item 4.      Submission of Matters to a Vote of Security Holders.........................................   36

                                                    PART II

Item 5.      Market for the Registrant's Common Equity, Related Stockholder Matters and

             Issuer Purchases of Equity Securities.......................................................   37

Item 6.      Selected Financial Data.....................................................................   39

Item 7.      Management's Discussion and Analysis of

             Financial Condition and Results of Operations...............................................   40

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   54

Item 8.      Financial Statements and Supplementary Data.................................................   54

Item 9.      Changes in and Disagreements with Accountants

             on Accounting and Financial Disclosure......................................................   54

Item 9A.     Controls and Procedures.....................................................................   55

Item 9B.     Other Information...........................................................................   55

                                                   PART III

Item 10.     Directors and Executive Officers of the Registrant..........................................   56

Item 11.     Executive Compensation......................................................................   60

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.............................................................   67

Item 13.     Certain Relationships and Related Transactions..............................................   70

Item 14.     Principal Accountant Fees and Services......................................................   72

                                                    PART IV

Item 15.     Exhibits amd Financial Statement Schedules..................................................   74

Signatures...............................................................................................   81

                                     PART I

             Cautionary Notice Regarding Forward-Looking Information

         The statements contained in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of the 1934 (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of and future development of the dialysis industry in which our 56% owned public subsidiary, Dialysis Corporation of America, is engaged, the proposed acquisition by Dialysis Corporation of America of our company pursuant to a stock for stock merger transaction, anticipated revenues, our need for sources of funding for expansion, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not considered historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar import used in connection with any discussions of future operating or financial performance identify forward-looking statements. Forward-looking statements are based on assumptions and are subject to known and unknown risks and uncertainties. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting our business and operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section beginning on page 23 of this Annual Report. If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in us. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this Annual Report. You should read this Annual Report, the exhibits attached and the documents incorporated by reference completely and with the understanding that our actual results may be materially different from what we expect.

         The forward-looking statements speak only as of the date of this Annual Report, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

Item 1.  Business

General

         Medicore, Inc., incorporated in Florida in 1961, has three business segments: (i) the medical products division which distributes medical products;
(ii) the operation of kidney dialysis centers and other dialysis services through our 56% owned public subsidiary, Dialysis Corporation of America; and

(iii) the investment in technology companies through our interest in Linux Global Partners, Inc. (and in which Dialysis Corporation of America also has an interest), a private speculative company that invests in developing Linux software companies, including its affiliate Xandros, Inc., that has developed and markets a Linux desktop operating system. We sold our 71% interest in our public subsidiary, Techdyne, Inc., in June, 2001, subsequent to which we have had no continuing operations as a contract manufacturer of electronic components. The dialysis operations are the most significant part of our operations, accounting for approximately 98% of our sales revenues. Our investment in technology companies, currently limited to Linux Global Partners and Xandros, has not generated any revenues other than interest income and a gain of approximately $784,000 recorded in August 2003 from our sale of Ximian, Inc. preferred stock that we had acquired on foreclosure of collateral securing our loans to Linux Global Partners. We sold the Ximian stock in connection with the acquisition of Ximian by a third party in August 2003. We also recorded a gain of approximately $402,000 in August 2004 upon the release of half of the escrowed funds due us from that sale, the balance of which is due to be released to us in August 2005 pending fulfillment by the parties to the Ximian acquisition of certain post sale conditions. Our medical products division accounts for approximately 2% of our sales revenues.

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

               Florida                              New Jersey
          Fax: (305) 825-0961                Fax: (201) 288-8208
                                             Email: medicore@compuserve.com

Recent Developments

         We have agreed to terms with Dialysis Corporation of America for a merger pursuant to which our company will be merged with and into Dialysis Corporation of America in a stock for stock merger transaction. The prospective merger was announced in a joint press release on March 15, 2005. The merger is subject to our receipt of satisfactory tax and fairness opinions, the filing with and declaration of effectiveness of a registration statement, including a proxy statement/prospectus, with the SEC, and shareholder approval by our shareholders and the shareholders of Dialysis Corporation of America. Assuming the merger is completed, holders of our common stock on the effective date of the merger, as currently structured, will have the right to receive .68 shares of Dialysis Corporation of America common stock for each share of Medicore common stock. It is anticipated that Dialysis Corporation of America will issue an aggregate of approximately 5,289,000 shares in the merger, which will result in approximately 9,000,000 of Dialysis Corporation of America shares of common stock to be outstanding upon completion of the merger.

         The bases for the merger are essentially to simplify the corporate structure, enable the ownership of our control interest in Dialysis Corporation of America to be in the hands of the public rather than Medicore, and provide Dialysis Corporation of America with the Medicore assets, which include, among other assets, minimum cash of approximately $4,000,000 to $5,000,000, the medical supply operations, and income providing real estate in Hialeah, Florida, with an estimated value of at least $3,000,000. Dialysis Corporation of America's indebtedness to Medicore of approximately $2,435,000 at March 24, 2005, under a financing arrangement provided by us to Dialysis Corporation of America of up to $5,000,000, will be eliminated. This credit facility is for Dialysis Corporation of America's equipment financing, working capital and general corporate purposes. These assets to be obtained in the merger will enhance Dialysis Corporation of America's liquidity and borrowing power and provide Dialysis Corporation of America with the ability to continue its business strategy of controlled growth, further build its dialysis business, and expand the acquired medical supply operations.

         Dialysis Corporation of America is preparing for filing with the SEC in the near future a registration statement on Form S-4 containing a proxy statement/prospectus, as well as an information statement for Dialysis Corporation of America in connection with the merger transaction. Common shareholders are urged to read that filing when it becomes available, since it will contain important information about the merger, our company and Dialysis Corporation of America, including, but not limited to, each company's management, risk factors, stockholder rights, and voting procedures. When the registration statement and the proxy statement/prospectus is available, shareholders may obtain free copies and other documents filed with the SEC at the SEC's website at www.sec.gov. In addition, shareholders and others may obtain free copies of the documents filed with the SEC by contacting Lawrence E. Jaffe, Esq., our corporate Secretary, at 201-288-8282. Medicore and our directors and executive officers may be deemed to be participants in the solicitation of proxies from our shareholders in connection with the merger transaction. Dialysis Corporation of America is providing an information statement with respect to its annual meeting at which shareholder approval for the merger transaction will be sought, but Dialysis Corporation of America does not solicit proxies since a quorum for the shareholder meeting exists by virtue of our controlling interest in Dialysis Corporation of America.

         Information regarding the special interests of our directors and executive officers and the directors and executive officers of Dialysis Corporation of America in the merger transaction will be disclosed in the proxy statement/prospectus. Additional information regarding the directors and executive officers of DCA is included in Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2004, and as to our directors and executive officers in this Annual Report, Part III, below. These Annual Reports and related documents are available free of charge at the SEC's website at www.sec.gov, and from Lawrence E. Jaffe, corporate Secretary to our company and Dialysis Corporation of America, as described above.

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

Dialysis Operations

         Dialysis Corporation of America currently operates 23 outpatient dialysis centers in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including its management of an Ohio center in which it has a 40% interest and an unaffiliated Georgia center, in each case pursuant to management services agreements. Dialysis Corporation of America also provides acute dialysis services through contractual relationships with nine hospitals and medical centers. In addition, it provides homecare services through its wholly owned subsidiary, DCA Medical Services, Inc. Management believes that Dialysis Corporation of America distinguishes itself on the basis of quality patient care and a patient-focused, courteous, highly trained professional staff.

         General

         Dialysis Corporation of America's growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and its ability to develop new dialysis centers at costs within its budget while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and amounts of financial resources. Dialysis Corporation of America opened five new dialysis centers during 2004; one in Virginia in January 2004, one in South Carolina in February 2004, one in Pennsylvania in March 2004, one in Maryland in June 2004, and another in Virginia in December 2004. At the end of August 2004, Dialysis Corporation of America acquired a dialysis company which owns and operates two dialysis centers in Pennsylvania. Dialysis Corporation of America is in the process of developing five additional dialysis centers: one in Maryland, one in Ohio and three in South Carolina.

         Dialysis Corporation of America's medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (46%, 47% and 48% of its medical services revenues for 2004, 2003 and 2002, respectively);
(ii) home peritoneal dialysis services (7%, 4% and 3% of its medical services revenues for 2004, 2003 and 2002, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (5%, 7% and 10% of its medical services revenues for 2004, 2003 and 2002, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia) (42%, 42% and 39% of its medical services revenue for 2004, 2003 and 2002, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients, with end stage renal disease, or ESRD. ESRD patients normally receive 156 dialysis treatments each year.

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

         Based upon information published by the CMS, the number of ESRD patients requiring dialysis treatments in the United States at December 31, 2002 was approximately 309,000, and continues to grow at a rate of approximately 7% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,443 dialysis facilities, with the current annual cost for treating ESRD patients in the United States at approximately $25 billion at December, 2002, of which Medicare accounted for approximately $17 billion.

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

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney with other equipment which also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and simultaneously with the blood circulating through one chamber, dialyzer fluid circulates through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

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

         Dialysis Corporation of America's Business Strategy

         Dialysis Corporation of America has 28 years' experience in developing and operating dialysis treatment facilities. Its priority is to provide quality patient care. Dialysis Corporation of America intends to continue to establish alliances with physicians and hospitals and attempt to initiate dialysis service arrangements with nursing homes and managed care organizations.

         Dialysis Corporation of America continues to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. Dialysis Corporation of America is in the process of developing five new dialysis centers and is in different stages of negotiations with physicians for potential new facilities in a variety of states.

         In June, 2001 we sold our controlling interest in Techdyne, Inc. for $10,000,000 plus a three year earn-out of between $2,500,000 and $5,000,000. A substantial portion of our after tax proceeds from that sale may be utilized for expansion of Dialysis Corporation of America's dialysis operations.

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

         Dialysis Corporation of America's expansion is accomplished primarily through the development of its own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but more costly means of growth. To construct and develop a new facility ready for operations takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variations based on location, size and competitive elements. Some of Dialysis Corporation of America's centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility, typically the size of Dialysis Corporation of America's dialysis facilities, costs in a range of $750,000 to $1,000,000 including equipment and initial working capital requirements, depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities can be substantially more expensive, and is usually based primarily upon its patient base and earnings, and to a lesser extent, location and competition. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. We have entered into a financing arrangement with Dialysis Corporation of America which provides Dialysis Corporation of America up to

$5,000,000 for equipment financing and working capital. At March 25, 2005, Dialysis Corporation of America had borrowed $2,435,000 under a demand promissory note issued to us, at an annual interest rate of prime plus 1.25%. Assuming completion of the proposed merger with Dialysis Corporation of America, Dialysis Corporation of America would obtain, among other assets, approximately $4,000,000 to $5,000,000 in cash which it may use for building its dialysis operations. See "Recent Developments" above.

         Inpatient Services

         Management of Dialysis Corporation of America also seeks to increase acute dialysis treatments through contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its facilities. The contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

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

         Operations

                  Location, Capacity and Use of Facilities

         Dialysis Corporation of America operates 23 outpatient dialysis facilities in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including an Ohio dialysis center in which it holds a 40% interest and which it operates in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which it manages. These dialysis facilities have a total designed capacity of 331 licensed stations.

         Dialysis Corporation of America owns and operates its centers through subsidiaries a majority of which are 100% owned, with the balance of the centers owned by Dialysis Corporation of America as a majority owner in conjunction with the medical directors of those centers who hold minority interests ranging from 20% to 49%. Dialysis Corporation of America has a minority 40% interest in a center in Toledo, Ohio which it manages, and also manages an unaffiliated dialysis center in Georgia. One of the Pennsylvania and one of the Georgia dialysis facilities are located on properties owned by Dialysis Corporation of America and leased to the subsidiaries operating those centers. Dialysis Corporation of America's Cincinnati, Ohio dialysis center is leased from a corporation owned by the medical director of that facility who, together with his wife, holds a 40% interest in the subsidiary operating that center. See Item 2, "Properties."

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

         Additionally, Dialysis Corporation of America provides acute care inpatient dialysis services to nine hospitals in areas serviced by its dialysis facilities, and it is in the process of negotiating additional acute dialysis services contracts in the areas surrounding its facilities as well as in tandem with development of future proposed sites. Each of Dialysis Corporation of America's dialysis facilities has the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 149,000 hemodialysis treatments in 2004, an increase of approximately 31,000 treatments compared to fiscal 2003.

         Management of Dialysis Corporation of America estimates that on average its centers were operating at approximately 54% of capacity as of December 31, 2004, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management of Dialysis Corporation of America believes it can increase the number of dialysis treatments at its centers without making significant additional capital expenditures.

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

         Dialysis Corporation of America maintains a team of dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. In addition, there are independent consultants who visit with the dialysis patients at the facilities. These individuals supervise the patient's needs and treatments. See "Employees" below. Dialysis Corporation of America must, in furtherance of its business strategy, strive to attract and retain skilled nurses and other staff, competition for whom is intense.

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

                  Inpatient Dialysis Services

         Dialysis Corporation of America presently provides inpatient dialysis services to nine hospitals in Georgia, Ohio and Pennsylvania, under agreements either with it or with one of its subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

                  Ancillary Services

         Dialysis Corporation of America's dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as erythropoietin, or EPO, upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one manufacturer of EPO in the United States and there are currently no alternative products that perform the functions of EPO available to dialysis treatment providers. Although Dialysis Corporation of America has a good relationship with the manufacturer and has not experienced any problems in receipt of its supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on Dialysis Corporation of America's and our operating revenue and income.

                  Physician Relationships

         An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home where the patient's nephrologist has an established practice. Dialysis Corporation of America, therefore, relies on its ability to develop affiliations with area nephrologists.

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. Dialysis Corporation of America retains, by written agreement, qualified physicians or groups of qualified physicians to serve as medical directors for each of its facilities. The medical directors are typically a source of patients treated at the particular center served. Medical directors of eight of Dialysis Corporation of America's centers have acquired a minority ownership interest in the subsidiary operating the center they service, which minority interests range from 20% to 49%. Dialysis Corporation of America's Toledo, Ohio affiliate is owned 60% by the medical director of that facility. Dialysis Corporation of America makes every effort to comply with federal and state regulations concerning its relationship with the physicians and the medical directors treating patients at its facilities, and is not aware of any limitation on physician ownership in its subsidiaries. See Item 1, "Business - Government Regulation - Dialysis Corporation of America."

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

         Dialysis Corporation of America's ability to establish and operate a dialysis facility in a particular area is substantially dependent upon the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, most likely resulting in closure and, consequently, on the operations of Dialysis Corporation of America. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors, the size of the facility, and the fair market value of the services to be provided.

                  Quality Assurance

         Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care and the evaluation of improved technology. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Dialysis Corporation of America's Vice President of Clinical Services, a certified nephrology nurse, oversees this program in addition to ensuring that Dialysis Corporation of America meets federal and state compliance requirements for dialysis centers. See the section below in this Item 1 entitled, "Government Regulation - Dialysis Corporation of America."

         Quality Clinical Results

         Dialysis Corporation of America's goal is to provide consistent quality clinical care to its patients from caring and qualified doctors, nurses, patient care technicians, social workers and dieticians and has demonstrated an unwavering commitment to quality renal care through its continuous quality improvement initiatives. Dialysis Corporation of America strives to maintain a leadership position as a quality provider in the dialysis industry and often sets its goals higher than the national average standards.

         Kt/V is a formula that measures the amount of dialysis delivered to a patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than
1.2 for as many patients as possible. The national average for 2003, the most recent data available, indicated 92% of dialysis patients had a Kt/V level greater than 1.2, while 95% of Dialysis Corporation of America's patients had a Kt/V level greater than 1.2 for 2003 and 2004.

         Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. The national average for 2003 indicated 79% of dialysis patients had a hemoglobin level greater than 11, while 80% of Dialysis Corporation of America's patients had a hemoglobin level greater than 11 for 2003 and 2004.

         One indicator of the overall health of Dialysis Corporation of America's patients is the number of days that are spent in the hospital. The crude hospitalization rate is the total number of hospital days during a given year per total population. Hospitalization of patients can be related or unrelated to chronic kidney disease. The national average for 2001, the most recent data available, was 14.5 hospital days per patient per year, while Dialysis Corporation of America's average was 11 hospital days per patient per year, for 2003 and 2004.

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

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 28% of Dialysis Corporation of America's medical services revenues in 2004 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement based upon patients' hematocrit levels. Other ancillary services, mostly other drugs, account for approximately an additional 10% of Dialysis Corporation of America's medical services revenues. Dialysis Corporation of America submits claims monthly and is usually paid by Medicare within 14 days of the submission.

         There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Congress has approved a 1.6% composite rate increase for 2005. Commencing this year, Medicare will reimburse dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the OIG. For other ESRD drugs, Medicare will reimburse dialysis providers at an amount equal to the average sale price of the drug plus 6%, and the composite rate will be increased by an amount estimated by HHS to be the dialysis provider's average profit for these drugs. To make this change budget-neutral, a drug add-on composite has been included. Accordingly, it has been determined by CMS that the Medicare ESRD composite rate will increase by approximately 8.7% or $11 per treatment, and that payments for separately billable drugs will be reduced as described above. In addition, it is anticipated that CMS will begin, as of April 1, 2005, to reimburse providers using a case mix formula. CMS plans to adjust reimbursements based on predefined patient parameters such as patient height, weight and age. Congress has mandated a budget neutrality factor adjustment so that aggregate payments under the system for 2005 equal payments that would have been made without the case mix adjustments and the add-on composite for reimbursement of the drugs. Management of Dialysis Corporation of America believes that there will be minimal impact on its average Medicare revenue per treatment as a result of these changes in Medicare reimbursement. This is the first increase in the Medicare ESRD composite rate since 2001. Any reduction in the Medicare composite reimbursement rate would have a material adverse effect on Dialysis Corporation of America's and our business, revenues and net earnings.

         Medicaid Reimbursement

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State reimbursements generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. Dialysis Corporation of America is a licensed ESRD Medicaid provider in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

                                            Dialysis Corporation of America
                                          Sources of Medical Services Revenues

                                                Year Ended December 31,
                                            ------------------------------
                                            2004         2003         2002
                                            ----         ----         ----
Medicare                                     48%          54%          49%
Medicaid and Comparable Programs              8%           8%           9%
Hospital inpatient dialysis services          6%           7%          10%
Commercial and private payors                38%          31%          32%


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

         Corporate Integrity Program

         Medicore and Dialysis Corporation of America have each developed a Corporate Integrity Program to assure that each entity continues to achieve the goals of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations. These programs are intended to (i) reinforce Dialysis Corporation of America's as well as our management's, employees' and professional affiliates' awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to our operations,
(ii) benefit the overall care and services Dialysis Corporation of America provides to its dialysis patients, and that we provide to our medical products customers, and (iii) assure that our operations are in compliance with the law, which in turn should also assist both Dialysis Corporation of America and us in operating in a cost-effective manner, and accordingly, benefit our shareholders.

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

                  Code of Ethics

         As part of our Corporate Integrity Program, we have established a Code of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with us and our operations act in an ethical and lawful manner. The Code of Ethics and Business Conduct covers relationships among and between affiliated persons, including Dialysis Corporation of America patients and payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education, development, among other areas. Dialysis Corporation of America has also developed its Code of Ethics and Business Conduct and, in its commitment to delivering quality care to dialysis patients, has mandated rigorous standards of ethics and integrity.

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

         o full, fair, accurate, timely, and understandable disclosure in reports and documents we file with the SEC and in our other public communications

         o compliance with applicable governmental laws, rules and regulations

         o prompt internal reporting of violations of the Code to an appropriate person identified in the Code

         o        accountability for adherence to the Code

         The portion of our Code of Ethics and Business Conduct as it applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, may be obtained without charge upon request to our corporate Secretary and counsel, Lawrence E. Jaffe, Esq., Jaffe & Falk, LLC, at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604.

         The Corporate Integrity Programs are implemented and upgraded to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and customers and our shareholders.

         Potential Liability and Insurance

         Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although Dialysis Corporation of America has been involved in chronic and acute kidney dialysis services for approximately 28 years, it has never been subject to any suit relating to the providing of dialysis treatments. We currently have general and umbrella liability insurance, in addition to property and workmen's compensation coverage. Dialysis Corporation of America carries similar insurance coverage, as well as professional and products liability insurance. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against Dialysis Corporation of America in excess of its insurance coverage could have a material adverse effect upon Dialysis Corporation of America's and our business and results of operations. The medical directors supervising Dialysis Corporation of America's dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

Technology Companies

         In January, 2000, we established a new division with the purpose of investing in and incubating new technology companies, primarily involved with Internet technology. Our initial investment was in Linux Global Partners, Inc., a private company which, through its affiliate Xandros, Inc., has developed and markets a Linux desktop operating system. In addition to Xandros, Linux Global Partners has investments in a variety of other Linux-related software companies, and is attempting to negotiate strategic alliances with certain of those companies in order to employ their systems in conjunction with Linux Global Partner's desktop system. Each of our company and Dialysis Corporation of America holds an interest in Linux Global Partners. During 2000, we loaned Linux Global Partners $2,200,000 at an annual rate of interest of 10%, which funds we borrowed from our subsidiary, Dialysis Corporation of America. In May and June, 2001, we fully repaid the principal amount of this loan and accrued interest to Dialysis Corporation of America. In 2001, Linux Global Partners paid us $215,000 of which $200,000 was applied to the principal amount of the indebtedness. Our loan to Linux Global Partners had been extended on various occasions, and in 2002 we advanced another $250,000 to Linux Global Partners under the same terms as the original loan. At December 31, 2002, the principal and accrued interest on the loans to Linux Global Partners aggregated approximately $2,742,000. The indebtedness was collateralized by Linux Global Partner's portfolio consisting of several companies that focus on the software capabilities of the Linux operating system. Some of Linux Global Partners' investments include Code Weavers, a software development service and porting company, and Metro Link, which is involved in Linux graphics and the embedded technology sector. All of these companies are private and are in the developmental stages, several with limited revenues, and their success remains speculative.

         Under the terms of the loan arrangement with Linux Global Partners, we were to receive $100,000 per month or 25% of the proceeds of Linux Global Partners' private financings, whichever first occurred, and until such repayment, Linux Global Partners had been issuing 50,000 shares of its common stock to us every month. We declared the loan in default and sold, under the requirements of the Uniform Commercial Code, certain of the collateral at public auction on January 24, 2003. The auction sale consisted of 4,115,815 shares of Ximian, Inc. series A convertible preferred stock, which Xandros committed to purchase for $2,992,000. Xandros subsequently failed to meet the conditions of purchase and as a result, in accordance with the negotiated terms of the acquisition of the collateral, forfeited 775,000 shares of its common stock that it had deposited with us as a down payment towards the purchase of the collateral, and we retained the 4,115,815 preferred shares of Ximian. In connection with a third-party's acquisition of Ximian in August, 2003, we sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000 recorded in August 2003. An additional approximately $805,000 of proceeds due us from the sale of the Ximian securities was placed in escrow in accordance with the terms of the acquisition agreement, with one-half of such funds, approximately $402,000, released to us in August 2004 on the first anniversary of the Ximian acquisition. We recorded a gain of approximately $402,000 in August 2004 upon the release of the first half of the escrowed funds. The remaining balance of escrowed funds is scheduled to be released to us on the second anniversary of the Ximian acquisition in August 2005, pending fulfillment by the parties to the Ximian acquisition of certain post-sale conditions. We expect to record an additional gain based on net proceeds received at the time these remaining escrowed funds are disbursed to us from escrow. See Item 1, "Business - Risk Factors - Investment in Technology Companies," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 11, to "Notes to Consolidated Condensed Financial Statements."

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

Government Regulation

         Dialysis Corporation of America

         Regulation of healthcare facilities, including dialysis facilities, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, confidentiality of medical records, licensing and other areas of operations. Each dialysis center must be certified by CMS, and Dialysis Corporation of America must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine the satisfaction of regulatory standards to its operations. Dialysis Corporation of America's operations are also subject to the Occupational Safety and Health Administration, known as OSHA, relating to workplace safety and employee exposure to blood and other potentially infectious material.

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

         Dialysis Corporation of America regularly reviews legislative and regulatory changes and developments and will restructure a business arrangement if it determines such might place its operations in material noncompliance with applicable laws or regulations. See "Fraud and Abuse" and "Stark II" below. To date, none of Dialysis Corporation of America's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that Dialysis Corporation of America's business arrangements will not be the subject of future investigation or prosecution by federal or state governmental authorities which could result in civil and/or criminal sanctions.

         Certification and Reimbursement

         Dialysis Corporation of America's dialysis centers must meet certain requirements, including, among others, those relating to patient care, patient rights, medical records, the physical set-up of the center, and personnel, in order to be certified by CMS, to be covered under the Medicare program and to receive Medicare reimbursement. See above under "Operations - Medicare Reimbursement." All of Dialysis Corporation of America's dialysis centers are certified under the Medicare program and applicable state Medicaid programs. Medicare coverage for ESRD services has been revised by CMS for 2005. See above in this section under "Dialysis Operations - Medicare Reimbursement."

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

         Anti-Kickback Statutes

         The federal Anti-Kickback Statute, derived from certain provisions of the Social Securities Act of 1965, prohibits the knowing and willful solicitation, receipt, offer, or payment of any remuneration, directly or indirectly, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable under the Medicare, Medicaid, or other federal health care program.

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

         As required by Medicare regulations, each of Dialysis Corporation of America's dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of these medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eight of Dialysis Corporation of America's subsidiaries operating outpatient dialysis centers are owned jointly between Dialysis Corporation of America and physicians who hold a minority position, in most cases, through a professional corporation or association. These physicians also act as the medical directors for those facilities. Dialysis Corporation of America's Toledo, Ohio affiliate is majority-owned by the medical director of that facility. These physicians, except in one instance, also act as the medical directors for those facilities. Dialysis Corporation of America attempts to structure its arrangements with its physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at Dialysis Corporation of America's facilities. Dialysis Corporation of America believes its arrangements with its medical directors are in material compliance with applicable law. Several states in which Dialysis Corporation of America operates have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships Dialysis Corporation of America has with its medical directors who hold a percentage ownership in the subsidiary entities owning and operating the dialysis facilities, Dialysis Corporation of America would restructure its relationship with these physicians, but it could still be subject to penalties.

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

         Dialysis Corporation of America endeavors in good faith to comply with all governmental regulations. However, there can be no assurance that Dialysis Corporation of America will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process, enforcement procedures, or whether changes in the safe harbor rules will affect Dialysis Corporation of America's position with respect to the Anti-Kickback Statute, but we will continue to make every effort to ensure that Dialysis Corporation of America will remain in compliance.

         Stark II

         The Physician Ownership and Referral Act, known as Stark II, bans certain physician referrals, with exceptions, for certain "designated health services" as defined in the statute, to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. For purposes of Stark II, "designated health services" include, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services."

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

         HHS' regulations to Stark II became effective in January, 2002, and CMS adopted Phase II of its regulations under Stark II in March, 2004. These regulations exclude from covered designated health services and referral prohibitions, services included in the ESRD composite rate and EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from "inpatient hospital services" are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude Dialysis Corporation of America's inpatient hospital services agreements from Stark II. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of "durable medical equipment." We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by Dialysis Corporation of America incident to dialysis services within the Stark II prohibitions.

         If the provisions of Stark II were found to apply to Dialysis Corporation of America's arrangements however, we believe that Dialysis Corporation of America would be in compliance. Dialysis Corporation of America compensates its nephrologist-physicians, or practice groups with which such nephrologist-physicians are affiliated, as medical directors of its dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send their patients to or treat their patients at any of Dialysis Corporation of America's facilities do not receive any compensation from Dialysis Corporation of America.

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

         If CMS or any other government entity otherwise interprets the Stark II regulations, Dialysis Corporation of America may be required to restructure certain existing compensation or investment agreements with its medical directors, or, in the alternative, refuse to accept referrals for designated health services from certain physicians. Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, Dialysis Corporation of America could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect both Dialysis Corporation of America's and our operations and future financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to Dialysis Corporation of America's dialysis arrangements, it is possible that Dialysis Corporation of America could be permitted to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that costs and expenses associated with such prospective compliance, if permissible, would not have a material adverse effect on Dialysis Corporation of America and consequently, on us.

         Health Insurance Reform Act

         The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws, which were expanded. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities. Under these programs, these governmental entities undertake a variety of monitoring activities, including medical utilization and fraud review, cost report audits and secondary payor determinations. The Incentive Program for Fraud and Abuse Information rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created Health Care Fraud Crimes and extended their applicability to private health plans.

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

         HIPAA also includes provisions relating to the privacy of healthcare information. HHS' privacy rules cover all individually identifiable healthcare information known as "protected health information" and apply to healthcare providers, health plans, and healthcare clearing houses, known as "covered entities." The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient acknowledgement of receipt of a notice of privacy practices; (ii) obtain patient authorization before certain uses and disclosures of protected health information; (iii) respond to patient requests for access to their healthcare information; and (iv) develop policies and procedures with respect to uses and disclosures of protected health information. During 2003 and 2004, Dialysis Corporation of America expended significant resources to develop and implement policies and procedures to address privacy issues, and we believe Dialysis Corporation of America is in compliance with the HIPAA privacy rules.

         The final HIPAA security regulations governing the security of health information that is maintained or transmitted electronically were published in February, 2003. Those regulations generally require implementation of safeguards for ensuring the confidentiality of electronic health information. Most covered entitles will have until April 21, 2005 to comply with the security standards established by these HIPAA regulations. Dialysis Corporation of America believes it is currently in compliance with the HIPAA security standards.

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

         Any loss by Dialysis Corporation of America of its approval as a certified provider under the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services, would have a material adverse effect on Dialysis Corporation of America's, and accordingly, our business.

         Environmental and Health Regulations

         Dialysis Corporation of America's dialysis centers are subject to various federal, state and local hazardous waste laws and non-hazardous medical waste disposal laws. Most of Dialysis Corporation of America's waste is non-hazardous. Dialysis Corporation of America also follows OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each dialysis facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

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

         Other Regulation

         There are also federal and state laws, such as the federal False Claims Act, prohibiting anyone from presenting false claims or fraudulent information to obtain payments from Medicare, Medicaid and other third-party payors. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. The False Claims Act has been used to prosecute for fraud, for coding errors, billing for services not provided, and billing for services at a higher than allowable billing rate. We believe Dialysis Corporation of America has the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. Such reports and requests, however, are subject to a challenge under these laws.

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

         Although we hold three patents related to our lancets, we do not rely on patents or trademarks in our medical products division. Rather, we place importance upon design, engineering, cost containment, quality and marketing skills to establish or maintain market position.

Competition

         The medical products industry is extremely competitive and our medical supplies operations are not a significant competitive factor in this area.

         The dialysis industry is also highly competitive. There are numerous providers who have dialysis centers in the same areas as Dialysis Corporation of America. Many are owned by larger corporations which operate dialysis centers regionally, nationally and internationally. Our dialysis operations are small in comparison with those corporations. Some of Dialysis Corporation of America's major competitors are public companies, including Fresenius Medical Care, Inc., Gambro Healthcare, Inc., DaVita, Inc., and Renal Care Group, Inc. DaVita recently entered into an agreement to acquire Gambro. These companies have substantially greater financial resources, significantly more centers, patients and services than Dialysis Corporation of America has, and by virtue of such may have an advantage in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis centers. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with an even greater competitive edge. Dialysis Corporation of America also faces competition from hospitals and physicians that operate their own dialysis facilities.

         Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis center for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center. Dialysis Corporation of America's medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs. We cannot assure you that Dialysis Corporation of America will compete effectively with any of its competitors.

         Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor in the growth of this modality, renal transplantations could become a more significant competitive aspect to the dialysis treatments provided by Dialysis Corporation of America. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have subsequently lost the functionality of the transplanted kidney and have returned to dialysis treatments.

Employees

         Medicore and its subsidiaries employ 314 full time employees of which nine are administrative, 301 are with the dialysis operations and 4 are engaged in the medical products operations. In addition, Dialysis Corporation of America employs approximately 23 part-time employees and retains 18 independent contractors and subcontractors, consisting of the social workers and dietitians at certain of its dialysis facilities in addition to medical directors who supervise patient treatment at each facility. Dialysis Corporation of America also uses approximately 78 "per diem" personnel to supplement staffing.

         We believe that our relationship with our employees as well as Dialysis Corporation of America's relationship with its employees is excellent and neither we nor Dialysis Corporation of America has suffered any strikes or work stoppages. None of Dialysis Corporation of America's or our employees are represented by a labor union. Both we and Dialysis Corporation of America are an equal opportunity employer.

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

         Investment in Technology Companies

We have invested in development-stage privately-held Linux software companies, all of which will, most likely, require significant additional financing in order to continue operations for the development and marketing of their products and/or services

         In 2000, we initiated a new division for the purpose of investing in technology companies, and our singular investment was the acquisition, in January, 2000, of an 8% ownership interest in Linux Global Partners, a private, development stage company involved in Linux software product development and investment. Both our company and Dialysis Corporation of America hold an interest in Linux Global Partners. As a result of our making a loan to Linux Global Partners, the subsequent default on that loan by Linux Global Partners and our sale of the collateral securing that loan at public auction, we acquired approximately 775,000 shares of common stock of Xandros, Inc., an affiliate of Linux Global Partners that has developed and markets a Linux-based desktop operating system. Both Linux Global Partners and Xandros are recently organized companies in a highly competitive, rapidly evolving market. Neither company has current audited financial statements and both companies have a limited operating history upon which to evaluate future prospects. Moreover, both companies have incurred significant losses since inception and particularly with respect to the initial marketing efforts relating to the desktop operating system. Commercial demand for the operating system has been minimal, and sales of the system have not generated revenues of a level sufficient to meet operating expenses. Neither of the companies has the current resources necessary to pursue the development and marketing of the desktop operating system required to generate commercial interest and recognition. In the absence of a substantial increase in sales revenues from the desktop operating system, both Xandros and Linux Global Partners will require significant equity and/or debt financing in order to continue business operations and to pursue further development and marketing efforts. There can be no assurance that any of such financing will be available or that if available, will be on commercially reasonable terms. To the extent that such additional financing is not obtained, Xandros and Linux Global Partners may be required to curtail certain operations or to ultimately cease operations altogether.

         Dialysis Operations

Until fiscal 2001, Dialysis Corporation of America had experienced operational losses

         Since 1989, when Dialysis Corporation of America sold four of its five dialysis centers, that subsidiary had experienced operational losses. Not until fiscal 2001 did Dialysis Corporation of America reflect net income. Dialysis Corporation of America initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operates and/or manages 23 centers in the states of Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, with five dialysis centers in development. Some of Dialysis Corporation of America's dialysis centers have generated losses since their commencement of operations. This is due to operational costs and time needed to reach maturity of dialysis treatments. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dialysis operations are subject to extensive government regulation

         Our dialysis operations are subject to extensive federal and state government regulations, which include:

         o        licensing requirements for each dialysis center

         o        government healthcare program participation requirements

         o        reimbursement for patient services

         o        patient referral prohibitions

         o        broad federal and state anti-kickback regulations

         o false claims prohibitions for health care reimbursement and other fraud and abuse regulations

         o        record keeping requirements

         o        health, safety and environmental compliance

         o expanded protection of the privacy and security of personal medical data

         o establishing standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals

Many of these laws and regulations are complex and open to further judicial and legislative interpretations. If Dialysis Corporation of America is forced to change its method of operations because of these regulations, our earnings, financial condition and business could be adversely affected. The imposition of additional licensing and other regulatory requirements may, among other things, increase Dialysis Corporation of America's and consequently our, cost of doing business. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, revocation of licensure, closure of one or more centers, and exclusion from participating in Medicare and Medicaid programs. Any loss by Dialysis Corporation of America of federal or state certifications or licenses would materially adversely impact our business.

Dialysis Corporation of America's arrangements with its physician medical directors do not meet the safe harbor provisions of federal and state laws, and may be subject to greater governmental scrutiny

         Neither Dialysis Corporation of America's arrangements with the medical directors of its dialysis facilities, typically retained by Dialysis Corporation of America as independent contractors under a fixed fee medical director agreement, nor the minority ownership interests of referring physicians in certain of Dialysis Corporation of America's dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions that do not fall within the safe harbor may be subject to greater scrutiny by enforcement agencies.

Dialysis Corporation of America's operations are subject to Medicare and Medicaid audits with concurrent potential civil and criminal penalties for failure to comply

         Dialysis Corporation of America is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies if they assert that Dialysis Corporation of America has overcharged the programs or failed to comply with program requirements. Rights and remedies available under these programs include obtaining repayment from Dialysis Corporation of America of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to Dialysis Corporation of America. These programs may also impose fines, criminal penalties or program exclusions.

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

         o        suspension of payments for new admissions to the center; and

         o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

         Any such regulatory actions could adversely affect a center's ability to continue to operate, to provide certain services, and/or its eligibility to participate in Medicare or Medicaid programs or to receive payments from other payors. Moreover, regulatory actions against one center may subject Dialysis Corporation of America's other centers, which may be deemed under common control or ownership, to similar adverse remedies.

There has been increased governmental focus and enforcement with respect to anti-fraud initiatives as they relate to healthcare providers

         State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Legislation has expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program. Dialysis Corporation of America has established policies and procedures that we believe are sufficient to ensure that its facilities will operate in substantial compliance with these anti-fraud requirements. While we believe that Dialysis Corporation of America's business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions could have an adverse effect on Dialysis Corporation of America's and our financial position and results of operations.

Dialysis Corporation of America's revenues and financial stability are dependent on fixed reimbursement rates under Medicare and Medicaid

         During 2002, 2003 and 2004, approximately 49%, 54% and 48% of Dialysis Corporation of America's patient revenues was derived from Medicare reimbursement and 9%, 8% and 8% of its patient revenues was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for dialysis treatments would adversely affect Dialysis Corporation of America's and our revenues and profitability.

         Federal and state governments seek to maintain, if not reduce costs, and any such actions in the healthcare industry could adversely affect Dialysis Corporation of America's revenues and earnings, including the following

         o reductions in payments to Dialysis Corporation of America or government programs in which Dialysis Corporation of America participates

         o increases in labor and supply costs, which Dialysis Corporation of America does experience, without comparable governmental reimbursement rate increases

         o inclusion in the flat composite rate for dialysis treatments those ancillary services which Dialysis Corporation of America currently bills separately

         This year, the reimbursement rate will change, primarily increasing the composite rate by 8.7% and reducing the reimbursement rate for certain drugs, including EPO. CMS is expanding the drug and ancillary services that are included in the composite rate. Dialysis Corporation of America will be reimbursed for other separately billable ESRD drugs at an average sale price plus 6% The regulations provide for budget-neutrality, case mix and geographic adjustments in the composite rate.

         Management of Dialysis Corporation of America does not believe these changes in reimbursement coupled with a 1.6% increase in the Medicare composite rate will have a significant impact on its operations, expenses or earnings.

Decreases in reimbursement payments from third-party, non-government payors could adversely affect our earnings

         Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect Dialysis Corporation of America's and our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 42%, 38% and 44% of Dialysis Corporation of America's patient revenues for 2002, 2003 and 2004 was obtained from sources other than Medicare or Medicaid and equivalent programs. Dialysis Corporation of America generally charges non-governmental organizations for dialysis treatment at rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on Dialysis Corporation of America's ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed composite rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than Dialysis Corporation of America charges, could adversely affect Dialysis Corporation of America's and our business, results of operations, and financial condition.

Any decrease in the availability of or the reimbursement rate of EPO would reduce Dialysis Corporation of America's and our revenues and earnings

         EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. In 2003, Amgen increased the price of EPO and we cannot assure you that there will not be further price increases. There currently is no alternative drug available to Dialysis Corporation of America for the treatment of anemia of its dialysis patients. The available supply of EPO could be delayed or reduced, whether by Amgen itself, as a result of unforeseen circumstances, or through excessive demand. This would adversely impact Dialysis Corporation of America's and our revenues and profitability, since approximately 26%, 28% and 28% of Dialysis Corporation of America's medical revenues in 2002, 2003 and 2004 were based upon the administration of EPO to its dialysis patients. Most of Dialysis Corporation of America's EPO reimbursement is from government programs.

A new anemia treatment drug could affect Dialysis Corporation of America's use of EPO, adversely impacting our profitability.

         Amgen is the sole manufacturer of EPO, which is administered in conjunction with dialysis treatments to address a patient's anemia. Amgen has developed and obtained FDA approval for its new drug Aranesp(R), used to treat anemia, and which is indicated to be effective for a longer period than EPO. Based on its longer lasting capabilities, potential profit margins on Aranesp(R) could be significantly lower than on EPO, and furthermore, Aranesp(R) could be administered by a dialysis patient's physician, further eliminating potential revenues from the treatment of anemia in our dialysis patients. The introduction of Aranesp(R) as an anemia treatment for dialysis patients, therefore, could adversely impact Dialysis Corporation of America's and our revenues and profitability.

The implementation of the case-mix adjustment could adversely affect Dialysis Corporation of America's revenues, profitability and cash flow.

         CMS has adopted a case-mix adjustment for the ESRD composite rate, under which the Medicare composite rate will be adjusted based on a patient's age, body mass index and body surface area. These regulations are scheduled to become effective in April, 2005. Management of Dialysis Corporation of

America believes implementing these case-mix adjustments will require significant systems changes for the Medicare fiscal intermediaries that process and pay Medicare claims. If the required systems changes are not made on a timely basis, then the Medicare fiscal intermediaries may delay the payment of claims or may not pay claims correctly, either of which could have an adverse effect on Dialysis Corporation of America's as well as our cash flow and working capital. Dialysis Corporation of America is presently unable to predict the impact of this case-mix adjustment since it is dependant on the patient mix.

Dialysis Corporation of America's ability to grow is subject to its resources and available locations

         Other than four center acquisitions over the period 2002 through 2004, expansion of Dialysis Corporation of America's operations has been through construction of dialysis centers. This is due to the substantial costs involved in an acquisition, usually valued on a per-patient basis. Dialysis Corporation of America developed two dialysis centers and acquired one center in 2003 and opened five new centers and acquired a company with two dialysis centers in 2004. Dialysis Corporation of America seeks areas with qualified and cost-effective nursing and technical personnel and a sufficient population to sustain a dialysis center. These opportunities are limited and Dialysis Corporation of America competes with much larger dialysis companies for appropriate locations. The time period from the beginning of construction through commencement of operations of a dialysis center generally takes four to six months and sometimes longer. Once the center is operable, it generates revenues, but usually does not operate at full capacity, and may incur losses for approximately 12 months or longer. Dialysis Corporation of America's growth strategy based on construction also involves the risks associated with its ability to identify suitable locations to develop additional centers. Those centers that are developed may never achieve profitability, and additional financing may not be available to finance future development.

         Dialysis Corporation of America's inability to acquire or develop dialysis centers in a cost-effective manner would adversely affect its ability to expand its dialysis business and as a result, both Dialysis Corporation of America's and our profitability.

         Growth places significant demands on Dialysis Corporation of America's financial and management skills. Dialysis Corporation of America's inability to meet the challenges of expansion and to manage any such growth would have an adverse effect on its results of operations and financial condition.

Dialysis Corporation of America's attempts to expand through development or acquisition of dialysis facilities which are not currently identified entails risks which shareholders and investors will not have a basis to evaluate

         Dialysis Corporation of America expands generally by seeking an appropriate location for development of a dialysis center and by taking into consideration the potential geographic patient base, the availability of a physician nephrologist to be medical director of that dialysis center, and a skilled work force. Construction, equipment and initial working capital costs for a new dialysis center with 15 stations, typically the size of our dialysis facilities range from $750,000 to $1,000,000. The cost of acquiring a center is usually much greater. There is no assurance that Dialysis Corporation of America will be successful in developing or acquiring dialysis centers, or otherwise expanding its operations. Dialysis Corporation of America is negotiating with nephrologists and others to establish new dialysis centers, but there is no assurance that these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities by Dialysis Corporation of America.

Dialysis Corporation of America depends on physician referrals, and the limitation or cessation of such referrals would adversely impact Dialysis Corporation of America's and our revenues and earnings

         Most dialysis facilities, including Dialysis Corporation of America's dialysis facilities, are dependent upon referrals of ESRD patients for treatment by physicians, primarily those physicians specializing in nephrology. Generally, the nephrologist or medical professional association of physicians supervising a particular dialysis center's operations, known as a medical director of that facility, account for most of the patient base. There is no requirement for these physicians to refer their patients to Dialysis Corporation of America, and they are free to refer patients to any other conveniently located dialysis facility. Dialysis Corporation of America may not be able to renew or otherwise negotiate compensation under the medical director agreements with its medical director physicians who could terminate the relationship, which, without a suitable medical director replacement, could result in closure of the facility. Accordingly, the loss of these key physicians at a particular center could have a material adverse effect on the operations of the center and could adversely affect Dialysis Corporation of America's and our revenues and earnings. Although Dialysis Corporation of America's medical director agreements contain non-competition restrictions upon the contracting physician or practice group, we cannot assure you that the courts of the particular jurisdiction in which the agreement is applicable would fully enforce such a provision, if at all, which in turn could potentially increase competition with the dialysis centers and negatively impact Dialysis Corporation of America's revenues and earnings.

         Some of the medical directors or medical groups with whom they are associated own minority interests in certain of the subsidiaries which operate Dialysis Corporation of America's dialysis centers. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect Dialysis Corporation of America's relationship with these key physicians, their medical groups, or their patients, who may seek dialysis treatment elsewhere. The resulting loss of these patients together with the potential requirement on such jointly owned facilities to repay Medicare reimbursements and pay monetary penalties would have an adverse effect on Dialysis Corporation of America's and our business and financial condition.

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

Dialysis Corporation of America's business is subject to substantial competition, and it must compete effectively, otherwise its growth could slow

         Dialysis Corporation of America is operating in a highly competitive environment in terms of operations, development and acquisition of existing dialysis centers. Competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating, resulting in several very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Recently, DaVita, Inc. announced the proposed $3 billion acquisition of Gambro Healthcare US, which if consummated could result in one of, if not the largest provider of dialysis services in the United States. Most of Dialysis Corporation of America's competitors have significantly greater financial resources, more dialysis facilities and a significantly larger patient base. In addition, technological advances by Dialysis Corporation of America's competitors may provide more effective dialysis treatments than the services provided by its centers.

         Dialysis Corporation of America also experiences competition from physicians who open their own dialysis facilities. Competition for existing centers has increased the costs of acquiring such facilities. Competition is also intense for qualified nursing and technical staff as well as for nephrologists with an adequate patient base. Dialysis Corporation of America's failure to compete effectively could significantly impair its continued growth and profitability, and, consequently, our financial condition.

Dialysis Corporation of America could be subject to professional liability claims that may adversely affect us

         Operation of dialysis centers and, in particular, the provision of dialysis treatments to ESRD patients, as is the case with most healthcare treatment services, entails significant risks of liability. Accordingly, Dialysis Corporation of America could be subject to various actions and claims of professional liability alleging negligence in the performance of its treatment and related services, as well as for the acts or omissions of its employees. As Dialysis Corporation of America grows and the number of its patients increases, so too does its exposure to potential malpractice, professional negligence, and other related legal theories and causes of action. These potential claims could seek substantial damages, possibly beyond Dialysis Corporation of America's insurance coverage, and could subject it to the incurrence of significant fees and costs related to defending such potential claims. Such potential future claims for malpractice or professional liability, including any judgments, settlements or costs associated with such claims and actions, could have a material adverse effect on Dialysis Corporation of America.

Dialysis Corporation of America's insurance costs and deductibles have been substantially increasing over the last several years, and may not be sufficient to cover claims and losses

         Dialysis Corporation of America maintains a program of insurance coverage against a broad range of risks in its business, including, and of primary importance, professional liability insurance, subject to certain deductibles. The premiums and deductibles under its insurance program have been steadily and significantly increasing over the last several years as a result of general business rate increases coupled with its continued growth and development of dialysis centers. Dialysis Corporation of America is unable to predict further increases in premiums and deductibles, but based on experience anticipates further increases in this area, which could adversely impact earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums, but in limited liability on behalf of the insurance carriers. Dialysis Corporation of America's ability to obtain the necessary and sufficient insurance coverage for its operations upon expiration of its insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. Such insurance may not be sufficient to cover any judgments, settlements or costs relating to potential future claims, complaints or law suits. To the extent that Dialysis Corporation of America's is unable to obtain sufficient insurance for its operations, significant judgments, settlements and costs relating to future potential actions, suits or claims, could have an adverse effect on Dialysis Corporation of America.

Medicore, which owns 56% of the voting securities of Dialysis Corporation of America, has some common officers and directors, which presents the potential for conflicts of interest

         We own 56% of the common stock of Dialysis Corporation of America, and are able to elect all of Dialysis Corporation of America's directors and otherwise control Dialysis Corporation of America's management and operations. Thomas K. Langbein is Chairman of the Board of both our company and Dialysis Corporation of America, and also the President and Chief Executive Officer of our company, and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to Dialysis Corporation of America. Peter D. Fischbein, a director of our company since 1984, was elected a director of Dialysis Corporation of America in June 2004. Lawrence E. Jaffe, Esq., a member of Jaffe & Falk, LLC, our corporate counsel, is a director and our corporate Secretary, as well as the corporate Secretary of Dialysis Corporation of America. The costs of executive salaries and other shared corporate overhead for these companies are allocated on the basis of time spent. The amount of expenses charged by Medicore to Dialysis Corporation of America for 2004 amounted to approximately $200,000.

         Additionally, there have been past and there are current transactions between us and Dialysis Corporation of America and their directors, including insurance coverage.

         In March, 2004, we agreed to provide Dialysis Corporation of America with up to $1,500,000 in financing under a demand promissory note with annual interest at the prime rate plus 1.25%. The note was subsequently modified to increase the maximum advances to $5,000,000 and its purpose expanded to include working capital. At March 25, 2005, there was $2,435,000 outstanding under this financing. See Note 8 to "Notes to Consolidated Financial Statements."

         Since Medicore holds a majority interest in Dialysis Corporation of America, there exists the potential for conflicts between Medicore and Dialysis Corporation of America, and the responsibilities of our management to our shareholders could conflict with the responsibilities owed by management of Dialysis Corporation of America to its shareholders.

The loss of certain executive personnel without retaining qualified replacements could adversely affect management of our and Dialysis Corporation of America's business, and our revenues and earnings could decline

         We are dependent upon the services of Thomas K. Langbein, Chairman of the Board and our Chief Executive Officer and President, who also holds the position of Chairman of the Board with Dialysis Corporation of America. We are also dependent on the services of Stephen W. Everett, President, Chief Executive Officer and a director of Dialysis Corporation of America. Mr. Langbein has been involved with Medicore since 1971, when his investment banking firm, Todd & Company, Inc., took us public, and with Dialysis Corporation of America since it became a public company in 1977

(originally our wholly-owned subsidiary organized in 1976). Mr. Everett joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer in May, 2003. Mr. Everett has been involved in the healthcare industry for 25 years. It would be very difficult to replace the services of these individuals, whose services, both individually and combined, if lost would adversely affect our operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance on any of our officers.

         General

Shares eligible for future sale by restricted shareholders may adversely affect our stock price

         Our officers and directors own approximately 2,450,000 shares of our common stock and options exercisable into an additional 212,331 shares of our common stock. Most of the shares of these officers and directors, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. The conditions of Rule 144 include:

         o        holding the shares for one year from acquisition;

         o volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale;

         o        the filing of a Form 144with the SEC;

         o Medicore continuing to timely file its reports under the Exchange Act.

Our tradable common stock, known as the float, is approximately 4,536,000 shares, and the approximately 2,450,000 shares of common stock directly owned by the officers and directors represents approximately 54% of the float. Accordingly, the sale by such officers and directors may have an adverse affect on the market price of our common stock, and may inhibit our ability to manage subsequent equity or debt financing.

Over the last several months, our stock price has exhibited volatility, and any investment in our common stock may, therefore, decline for reasons unrelated to our performance

         Our common stock trades on the Nasdaq SmallCap Market under the symbol "MDKI." The market price of our common stock has exhibited significant volatility in 2004 and early 2005. The first three quarters of 2004, the stock traded in the $2.05 to $4.43 range on limited volume. The volume and market substantially increased in the last quarter of 2004 approximately as follows:

                                Common Stock           Volume (Weekly Average)
                              ----------------         -----------------------
                              High         Low
                              ----         ---

         October, 2004       $ 4.40       $ 2.85         17,317
         November, 2004      $ 8.08       $ 3.26        199,251
         December, 2004      $10.70       $ 6.50        359,415

         The volume of trading of our common stock on December 31, 2004 was approximately 3,039,100 shares. The range of market prices for our common stock and trading volume for the first quarter of 2005 through the announcement on March 15, 2005 of our proposed merger with Dialysis Corporation of America (see "Recent Developments" above) is as reported by
Nasdaq:

                                Common Stock           Volume (Weekly Average)
                              ----------------         -----------------------
                              High         Low
                              ----         ---

         January, 2005        $13.05       $6.71       608,529
         February, 2005       $ 9.88       $7.75       228,980
         March 14, 2005       $11.00       $8.32       265,417
         (two weeks)

         For the period subsequent to the merger announcement our common stock traded in the range of $13.78 to $9.65.

         Other than the announcement on March 15, 2005 of the proposed merger and the continued growth of Dialysis Corporation of America, there was no information known to management that would cause the rise or significant fluctuation in the price of our common stock, or the increased trading volume. There has been interest in the renal care industry reflecting continued and rapid consolidation as evidenced by the proposed acquisition involving two of the major dialysis services providers, DaVita, Inc. and Gambro Healthcare U.S., for an estimated $3 billion, which may have generated interest of the marketplace in our common stock as well as the common stock of Dialysis Corporation of America.

         Other factors that could continue to cause fluctuation in our common stock include:

         o changes in government regulation, whether legislative, enforcement or reimbursement rates

         o third party reports relating to the dialysis industry and Dialysis Corporation of America (unsolicited by management)

         o announcements by management of Dialysis Corporation of America relating to the company's performance or other material events

         o actions and announcements by competitors of Dialysis Corporation of America

         o        the outlook for the healthcare industry generally

         Investors should understand that in general, stock prices fluctuate for reasons unrelated to operating results, which management surmises was the case for our common stock over the last quarter of 2004. Any changes in the above discussed factors, the Medicare and Medicaid reimbursement rates in particular, or general economic, political, global and market conditions, could result in a decline in the market price and volume of trading in our common stock.

Item 2.  Properties

         Medicore leases 2,800 square feet for its executive offices in Hialeah, Florida pursuant to a lease expiring December 31, 2007. In addition, we lease a 5,000 square foot facility at a different location in Hialeah, Florida, for our medical product operations pursuant to a five year lease expiring June 30, 2008, with one five year renewal option. Our previously existing lease for 1,500 square feet also in Hialeah, Florida was not renewed, and expired on January 31, 2004. Medicore also leases 3,900 square feet of space for executive offices in Hasbrouck Heights, New Jersey through March 31, 2006.

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

         The Easton, Maryland property has a mortgage securing a $700,000 development loan made by a third party to Dialysis Corporation of America's Vineland, New Jersey subsidiary at an annual interest rate of 1% over the prime rate, maturing in December 2007, which loan Dialysis Corporation of America guarantees. This loan had a remaining principal balance of approximately $610,000 at December 31, 2004. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 3 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America acquired property in Valdosta, Georgia in 2000, which property is subject to a five year $788,000 mortgage obtained in April, 2001 accruing interest at the prime rate plus 1/2% with a minimum rate of 6%, maturing in April, 2006. This mortgage had a remaining principal balance of approximately $675,000 at December 31, 2004. Dialysis Corporation of America constructed a dialysis center at this property comprising approximately 6,000 square feet which it has leased to one of its subsidiaries for $90,600 per year under a 10-year lease, with two additional renewal periods of five years each.

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

         In addition to its Lemoyne, Pennsylvania; Valdosta, Georgia; and Cincinnati, Ohio facilities, Dialysis Corporation of America presently has 19 other dialysis centers, including the facility in Toledo, Ohio in which it has a 40% interest, that lease their respective facilities from unaffiliated third parties. Most of the leases are for five to ten year initial terms, usually with two additional renewal periods of five years each, for space ranging from approximately 3,000 to 7,000 square feet. Dialysis Corporation of America sublets a minimal amount of space at four of its dialysis centers to the physicians who are its medical directors at those centers, for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

         In June, 2004, Dialysis Corporation of America moved its executive offices from the approximately 2,300 square foot premises it had been leasing in Hanover, Maryland to approximately 4,600 square feet of space in Linthicum, Maryland pursuant to a five year lease.

         Dialysis Corporation of America is constructing or renovating facilities for three new centers in Maryland, Ohio and South Carolina under recently signed leases for those premises, and has acquired, or is in contract to acquire, two additional properties in South Carolina for development of new facilities. Neither of the South Carolina properties being acquired are expected to be subject to a mortgage. Dialysis Corporation of America continues to actively pursue the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

         Dialysis Corporation of America constructs most of its dialysis centers, which have state-of-the-art equipment and facilities. Dialysis stations are equipped with modern dialysis machines under a 1996 master lease/purchase agreement. Dialysis Corporation of America now acquires its equipment with advances from us under a demand promissory note for up to $5,000,000 with annual interest on advances at 1.25% over the prime rate. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 13, "Certain Relationships and Related Transactions," and Note 8 to "Notes to Consolidated Financial Statements."

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

         We own two adjacent buildings and land near these buildings in Hialeah, Florida which we lease to our former subsidiary, Simclar (formerly Techdyne), under a ten year lease expiring August 31, 2010.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

         Our shares trade on the Nasdaq SmallCap Market under the symbol "MDKI." The table below indicates the high and low bid prices for our common stock as reported by Nasdaq for the four quarters for the years ended December 31, 2003 and 2004.

                                                        Bid Price
                                                        ---------

                                             High                         Low
                                             ----                         ---
         2003

         1st Quarter................         $1.54                       $1.15
         2nd Quarter................         $1.71                       $1.19
         3rd Quarter................         $2.39                       $1.16
         4th Quarter................         $2.70                       $1.82

                                                        Bid Price
                                                        ---------

                                             High                         Low
                                             ----                         ---
         2004

         1st Quarter................         $4.05                       $2.00
         2nd Quarter................         $3.54                       $2.65
         3rd Quarter................         $3.25                       $2.62
         4th Quarter................        $10.61                       $2.67


         At March 24, 2005, the high and low sales prices of Medicore common stock was $11.09and $10.41 per share.

         Bid prices represent prices between bidders, and do not include retail mark-ups, mark-downs, or any commission, and may not necessarily represent actual transactions.

Stockholders

         As of March 24, 2005, there were approximately 1,014 shareholders of record, as reported by our transfer agent. We have been advised by ADP, which organization holds securities for brokers and depositories, that our common stock is beneficially held by in excess of approximately 2,400 shareholders.

Dividend Policy

         Medicore has not paid dividends in the last two years and does not anticipate that it will pay dividends in the foreseeable future. Dividends are paid at the discretion of the board of directors, and depend on our earnings, capital requirements, financial condition, and other similar relevant factors. The board of directors intends that any earnings be retained for use in our business.

Equity Compensation Plan

         The following table provides certain information with respect to securities issuable in connection with our equity compensation plans outstanding that were approved by shareholders and equity compensation plans outstanding that were not approved by shareholders, in each case in effect as of December 31, 2004.

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                    Number of securities to be      Weighted-average                equity
                                      issued upon exercise of       exercise price of         compensation plans
                                       outstanding options,       outstanding options,       (excluding securities
                                             warrants              warrants and rights             reflected
                                            and rights                                          in column (a))
                                    ---------------------------- ------------------------ ----------------------------
Plan Category                                  (a)                         (b)                        (c)
----------------------------------- ---------------------------- ------------------------ ----------------------------
Equity compensation plans                   259,661(1)                    $1.50                     151,000
approved by security holders:

Equity compensation plans not
approved by security holders:               200,000(2)                    $2.50

---------------

(1) The options, all of which were granted under our 1989 Stock Option Plan, are five years in duration, expiring in July, 2005 (except for 35,000 options which are exercisable for three years through September,
         2006), of which 245,661 options have vested and 14,000 are non-vested. The options contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions.

(2) Represents non-qualified options issued as partial consideration in connection with a third party non-exclusive consulting agreement, which options are exercisable through May, 2005. We terminated the consulting agreement in December 2004 and, pursuant to the terms of the option, subsequent to December 31, 2004, the holder thereof exercised the options via a "cashless" exercise at a price per share of $7.14, resulting in an aggregate of 130,000 shares being issued to the holder.

Sale of Securities Not Registered Under the Securities Act

         There were no sales of our securities, registered or unregistered, under the Securities Act of 1933, as amended (the "Securities Act"), except under option exercises which were exempt from the registration requirements of
Section 5 of the Securities Act under the private placement exemption of Section 4(2) and/or Regulation D of the Securities Act, based on the limited number of optionees who are our officers, directors and key employees, as well as officers and directors of our public subsidiary, Dialysis Corporation of America. See
Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and Note 6 to "Notes to Consolidated Financial Statements." These sales and issuances of shares of our common stock pursuant to option exercises were reported in our quarterly reports on From 10-Q for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. We did not grant any options during fiscal 2004.

Stock Repurchases

         In December, 2002, the board of directors authorized us to buy back up to 1,000,000 shares of our common stock based upon the current market price. We did not make any repurchases of our common stock in fiscal 2002. During the first six months of fiscal 2003, we repurchased an aggregate of 48,500 shares for approximately $70,000. We did not make any repurchases of our common stock during 2004. See Note 13 to "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data

         The following selected financial data for the five years ended December 31, 2004 is derived from the audited consolidated financial statements of the company and its subsidiaries. The consolidated financial statements and related notes for the three years ended December 31, 2004, together with the related Reports of Independent Registered Public Accounting Firms, are included elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     Consolidated Statements of Operations Data
                                                                       (in thousands except per share amounts)
                                                                                  Years Ended December 31
                                                              ---------------------------------------------------------------------
                                                                2004           2003           2002           2001            2000
                                                              --------       --------       --------       --------        --------
Revenues - continuing operations(1)(2)                        $ 41,768       $ 30,807       $ 26,243       $ 19,897        $  9,882
Net income (loss) - continuing operations(2)                       514            273            482           (339)           (776)
Net income (loss)(3)                                               514            273            482          1,232            (406)
Income (loss) per common share:(2)
   Basic                                                      $    .07       $    .04       $    .07       $    .20        $    .07
   Diluted                                                    $    .06       $    .03       $    .06       $    .20        $    .07


                                                                                    Consolidated Balance Sheet Data
                                                                                              (in thousands)
                                                                                                December 31
                                                              ---------------------------------------------------------------------
                                                                2004           2003           2002           2001            2000
                                                              --------       --------       --------       --------        --------
Working capital                                                $12,604        $13,432         $14,306        $13,094        $17,372
Total assets                                                    35,598         30,815          28,676         29,833         41,428
Long-term debt, net of current
   portion                                                       1,586          2,097           2,727          3,124         10,355
Stockholders' equity                                            17,528         16,993          16,482         16,035         13,534

----------

(1) Prior year amounts have been reclassified to conform to current year presentations.

(2) Reflects reclassification as discontinued operations of amounts related to Techdyne, of which subsidiary we sold our 71.3% interest in June, 2001.

(3)      Includes Techdyne in 2001 and 2000.  See Note (2) above.

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

Overview

         Although we have a medical products division and investment in two affiliated technology companies, our primary operations, revenues and income are derived from our dialysis operations through our 56% owned public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 23 outpatient dialysis centers, including the management of each of a center in which it holds a 40% minority interest and one unaffiliated dialysis center. In addition, Dialysis Corporation of America provides dialysis treatments to patients at nine hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment.

         The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:

                                       Year Ended December 31,
                              ----------------------------------------------
                                2004               2003                2002
                              -------            -------             -------
         In center            127,293            103,025              86,475
         Home peritoneal       13,311              7,193               4,504
         Acute                  8,387              8,010               9,116
                              -------            -------             -------
                              148,991(1)         118,228(1)          100,095(1)
                              =======            =======             =======

---------------

(1) Treatments by the two managed centers included: in-center treatments of 13,196, 11,081 and 6,563 respectively, for 2004, 2003 and 2002; no home peritoneal treatments; and acute treatments of 128, 156 and 87, respectively, for 2004, 2003 and 2002.

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

         Approximately 56% of medical service revenues from our dialysis operations are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Congress has approved a 1.6% composite rate increase for 2005. Also for 2005, Medicare is implementing changes in the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Medicare also is to implement a case mix payment system as an adjustment to the composite rate. See Item 1, "Business - Dialysis Operations - Medicare Reimbursement." Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

         The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

                                                                 Year Ended December 31,
                                                            ------------------------------
                                                            2004         2003         2002
                                                            -----        -----        ----
         Medicare                                             48%          54%         49%
         Medicaid and comparable programs                      8%           8%          9%
         Hospital inpatient dialysis services                  6%           7%         10%
         Commercial insurers and other private payors         38%          31%         32%
                                                             ---          ---         ---
                                                             100%         100%        100%
                                                             ===          ===         ===

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

                                                                            Year Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                          2004                          2003                          2002
                                                 ----------------------        ----------------------        ----------------------
Outpatient hemodialysis services                 $18,599             46%       $13,873             47%       $12,118             48%
Home peritoneal dialysis services                  2,691              7%         1,294              4%           823              3%
Inpatient hemodialysis services                    2,261              5%         2,114              7%         2,545             10%
Ancillary services                                16,899             42%        12,395             42%         9,676             39%
                                                 -------        -------        -------        -------        -------        -------
                                                 $40,450            100%       $29,676            100%       $25,162            100%
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

Results of Operations

The following table shows our results of operations (in thousands) for the periods presented:

                                                              2004                 2003                 2002
                                                            --------             --------             --------
Product sales                                               $    782             $    810             $    890
Medical service revenues                                      40,450               29,676               25,162
                                                            --------             --------             --------
         Total sales                                          41,232               30,486               26,052
Other income                                                     536                  321                  191
                                                            --------             --------             --------
         Total                                                41,768               30,807               26,243

Cost of product sales                                            492                  514                  497
Cost of medical services                                      23,546               18,221               15,067
                                                            --------             --------             --------
         Total cost of sales                                  24,038               18,735               15,564
Selling, general and administrative expenses                  14,408               11,345                8,733
Provision for doubtful accounts                                1,198                  290                  705
                                                            --------             --------             --------
         Total cost and expenses                              39,644               30,370               25,002
                                                            --------             --------             --------

Operating income                                               2,124                  437                1,241

Other income, net                                              1,328                1,101                  446
                                                            --------             --------             --------

Income before income taxes, minority interest and
equity in affiliate earnings                                   3,452                1,538                1,687

Income tax provision                                           1,589                  636                  647
                                                            --------             --------             --------

Income before minority interest and equity
  in affiliate earnings                                        1,863                  902                1,040

Minority interest in income of
  consolidated subsidiaries                                   (1,632)                (673)                (627)

Equity in affiliate earnings                                     283                   44                   69
                                                            --------             --------             --------

Net income                                                  $    514             $    273             $    482
                                                            ========             ========             ========


         2004 Compared to 2003

         Operating income increased approximately $1,687,000 for the year ended December 31, 2004 compared to the preceding year. For this same period, income before income taxes, minority interest and equity in affiliate earnings increased approximately $1,914,000, and net income increased approximately $241,000.

         Consolidated operating revenues, increased by approximately $10,961,000 (36%) for the year ended December 31, 2004 compared to the preceding year. Sales revenues increased by approximately $10,745,000 (35%) for the year ended December 31, 2004 compared to the preceding year. Other operating income increased by approximately $216,000 for the year ended December 31, 2004, compared to the preceding year. This includes a litigation settlement of $134,000 during 2004 and an increase in management fee income of $82,000 for the year ended December 31, 2004 pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated dialysis center. See Notes 1 and 18 to "Notes to Consolidated Financial Statements."

         In April, 2004, we received payment of approximately $930,000 representing the third installment of an earn-out payment from our sale of Techdyne to Simclar International in 2001. This resulted in our having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 that we had previously recorded. This excess amount has been recorded as a non-operating gain in our consolidated statement of operations. On May 10, 2004, we filed an action against Simclar International in Florida state court, alleging breach of contract by Simclar International, seeking collection of an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne's consolidated sales for 2003. Simclar International has filed a counterclaim alleging that due to its certification of erroneous sale amounts for 2001, 2002 and 2003 it had overpaid Medicore by approximately $316,000. We believe the counterclaim is without merit. See Note 12 to "Notes to Consolidated Financial Statements."

         Other non-operating income increased approximately $86,000 for the year ended December 31, 2004 compared to the preceding year. Interest income from unrelated parties increased $24,000 for the year ended December 31, 2004 compared to the preceding year. Rental income increased approximately $33,000, miscellaneous other income decreased by approximately $11,000, and interest expense decreased approximately $39,000, with the effect of reduced average borrowings more than offsetting an increase in average interest rates for the year ended December 31, 2004, in each case compared to the preceding year. The prime rate was 5.25% at December 31, 2004 and 4.00% at December 31, 2003. See
Note 1 and 3 to "Notes to Consolidated Financial Statements."

         In conjunction with a sale of third-party securities that we had acquired through foreclosure proceedings on an outstanding debt obligation to us, we recorded gains of approximately $402,000 during 2004 and $784,000 during 2003.

         Medical product sales revenues decreased approximately $28,000 for the year ended December 31, 2004 compared to the preceding year. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products continues to be less than anticipated. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base.

         Medical services revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $10,773,000 (36%) for the year ended December 31, 2004 compared to the preceding year, with the increase largely attributable to a 27% increase in total dialysis treatments performed by our dialysis division from 106,991 during 2003 to 135,667 during 2004. This increase reflects: (i) increased revenues from Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $2,500,000, including revenues of $782,000 from its new Pottstown center; and revenues of $750,000 for the two centers operated through its Keystone Kidney Care, Inc. subsidiary, which was acquired by Dialysis Corporation of America effective August 31, 2004; (ii) increased revenues of approximately $1,064,000 from its New Jersey centers; (iii) increased revenues of approximately $1,548,000 from its Georgia centers; (iv) increased revenues of approximately $1,109,000 from its Maryland centers, including revenues of $305,000 from its new Rockville center; (v) increased revenues of approximately $1,361,000 from its Ohio center; (vi) revenues of approximately $1,089,000 for its two new Virginia centers; and (vii) revenues of approximately $2,101,000 from its new South Carolina center. Some patients of Dialysis Corporation of America carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by Dialysis Corporation of America. This co-pay is typically limited, and therefore may lead to an under-recognition of revenue by Dialysis Corporation of America at the time of service. Dialysis Corporation of America routinely recognizes these revenues as it becomes aware that these limits have been met.

         Cost of sales as a percentage of consolidated sales amounted to 58% for the year ended 2004 compared to 61% for the preceding year.

         Cost of goods sold for the medical products division as a percentage of medical product sales was 63% for year ended December 31, 2004 and for the preceding year. Changes in the cost of goods sold percentage for this division result largely from a change in product mix.

         Cost of medical services sales as a percentage of medical services revenues decreased to 58% for the year ended December 31, 2004, compared to 61% for the preceding year, including decreases in payroll costs and supply costs as a percentage of medical services sales.

         Approximately 28% of Dialysis Corporation of America's medical services revenues for the year ended December 31, 2004 and for the preceding year were derived from the administration of EPO to its patients. EPO is only available from one manufacturer in the United States. Price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America's ability to offset any such increases. Beginning this year, Medicare will reimburse dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the OIG, with complimentary increases in the composite rate. Dialysis Corporation of America believes this will have little impact on its average Medicare revenue per treatment. See Item 1, "Business - Dialysis Operations - Medicare Reimbursement."

         Selling, general and administrative expenses, increased approximately $2,992,000 (27%) for the year ended December 2004, compared to the preceding year. This increase reflects operations of Dialysis Corporation of America's new dialysis centers in Pennsylvania, South Carolina, Virginia and Maryland, the cost of additional support activities from expanded dialysis operations and approximately $1,231,000 of compensation expense attributable to officer, director, employee and legal counsel bonuses recorded in 2004 compared to $760,000 of compensation expense attributable to such bonuses recorded in 2003. As a percentage of sales revenues selling, general and administrative expenses amounted to 34% for the year ended December 31, 2004 compared to 36% for the preceding year. These expenses include expenses of new dialysis centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

         Provision for doubtful accounts increased by approximately $908,000, for the year ended December 31, 2004, compared to the preceding year. Medicare bad debt recoveries of $213,000 were recorded during the year ended December 31, 2004, compared to approximately $326,000 for the preceding year. Without the effect of the Medicare bad debt recoveries, provision for doubtful accounts receivable would have amounted to 3% of sales for the year ended December 31, 2004 compared to 2% for the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivables, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

         Although Dialysis Corporation of America's operation of additional dialysis centers has resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact Dialysis Corporation of America's and our results of operations until they achieve a patient count sufficient to sustain profitable operations.

         Dialysis Corporation of America experienced same-center growth in total treatments of approximately 9% for the year ended December 31, 2004, compared to the preceding year, and same-center revenues grew by approximately 20%. Dialysis Corporation of America continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, it is reviewing technological improvements and intends to make capital investments to the extent it is confident such investments will improve patient care and operating performance.

         Minority interest represents the proportionate equity interests of minority owners of subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents Dialysis Corporations of America's equity in the earnings incurred by its Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001. See Notes 1 and 18 to "Notes to Consolidated Financial Statements."

         2003 Compared to 2002

         Consolidated operating revenues, increased by approximately $4,564,000 (17%) in 2003 compared to the preceding year. Sales revenues increased by approximately $4,435,000 (17%) compared to the preceding year. Other operating income increased by approximately $129,000 for the year ended December 31, 2003 pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and management services agreement with an unaffiliated dialysis center. See Note 1 to "Notes to Consolidated Financial Statements."

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

         Other non-operating income decreased approximately $128,000 for the year ended December 31, 2003 compared to the preceding year. Interest income from unrelated parties decreased $228,000 for the year ended December 31, 2003 compared to the preceding year large due to our foreclosure and sale of collateral in payment of loans due from Linux Global Partners. See Note 11 to "Notes to Consolidated Financial Statements." Rental income increased approximately $19,000, miscellaneous other income decreased by approximately $40,000, and interest expense decreased approximately $41,000, reflecting reduced average borrowings and lower interest rates on variable rate debt. The prime rate was 4.00% at December 31, 2003 and 4.25% at December 31, 2002. See Notes 1 and 3 to "Notes to Consolidated Financial Statements."

         In conjunction with a sale of third-party securities that we acquired through foreclosure proceedings on an outstanding debt obligation to us, we recorded a gain of approximately $784,000 during 2003. See Note 11 to "Notes to Consolidated Financial Statements."

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

         Equity in affiliate earnings represents equity in the earnings incurred by Dialysis Corporations of America's Ohio affiliate, in which Dialysis Corporation of America has a 40% ownership interest. This dialysis center commenced operations in February, 2001.

Liquidity and Capital Resources

         Working capital totaled approximately $12,604,000 at December 31, 2004, which reflects a decrease of $828,000 (6%) during the year ended December 31, 2004. The change in working capital included a decrease in cash of $2,284,000 including net cash provided by operating activities of $1,959,000, net cash used in investing activities of $3,322,000 (including additions to property, plant and equipment of $3,182,000, payment of $670,000 by Dialysis Corporation of America to a minority member in two of its subsidiary dialysis centers for the remaining balance due to acquire an aggregate of 30% of such member's interest in each of such subsidiaries, a net cash expenditure of $758,000 by Dialysis Corporation of America for the acquisition of Keystone Kidney Care, an earn-out payment of $930,000 received from the sale of a former subsidiary, receipt of $402,000 from escrowed funds released on the August 2003 sale of Ximian shares, $97,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate and $125,000 of loans to physician affiliates), and net cash used in financing activities of $921,000 (including payments on long-term debt of $715,000, $436,000 of distributions to the minority members of Dialysis Corporation of America's subsidiaries, $53,000 from a share payment on prior year stock grants, $172,000 of capital contributions from a subsidiary minority member and $5,000 of receipts from the exercise of subsidiary stock options).

         In January, 2003, we executed on certain of the collateral securing Linux Global Partners' indebtedness to us, resulting in our acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, in connection with a third party's acquisition of Ximian, for which we received $3,541,000 with an additional $805,000 placed in escrow, approximately half ($402,000) of which was released in August, 2004, and the balance of which is to be released in August, 2005, subject to the parties to the Ximian acquisition fulfilling certain conditions. See Note 11 to "Notes to Consolidated Financial Statements."

         In May, 2003, we entered into a one-year, non-exclusive consulting agreement with an investment relations firm, which agreement expired by its terms in May, 2004. The agreement provided for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May, 2005, at an exercise price of $2.50 per share. The parties to the agreement agreed to continue the consulting arrangement on a month-to-month basis through December 2004. The month-to-month arrangement was terminated effective December 2004, and in March 2005, in accordance with the terms of the option, the investment relations firm exercised the option in full, via a "cashless" exercise, for which it received an aggregate of 130,000 shares. See Notes 5 and 7 to "Notes to Consolidated Financial Statements."

         In July, 2003, pursuant to a mediation proceeding following a partial summary judgment, we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003 and an additional $30,000 plus $3,000 of interest in August, 2004, with a remaining payment of $30,000 plus interest at 5% per annum due in August, 2005. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement and has remitted quarterly payments of $2,580 in October 2003, $2,905 in January 2004, $3,735 in April 2004, $3,426 in July 2004, $1,521 in November 2004 and $2,543 in January 2005. See Note 2 to "Notes to Consolidated Financial Statements."

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

         In December, 2002, we announced our intent to purchase up to 1,000,000 shares of our outstanding common stock based on then current market prices. We repurchased and cancelled 48,500 shares of our outstanding common stock at a cost of approximately $70,000 during the first half of 2003. We did not make any repurchases during 2004. See Note 13 to "Notes to Consolidated Financial Statements," and Part II, "Other Information," Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

         Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America's New Jersey dialysis centers. The outstanding balance of the loan was $610,000 at December 31, 2004, and $636,000 at December 31, 2003. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $675,000 at

December 31, 2004, and $715,000 at December 31, 2003. Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $814,000 at December 31, 2004, and $1,321,000 at December 31, 2003. Dialysis Corporation of America has not engaged in any additional equipment financing under this agreement during 2004. See Note 3 to "Notes to Consolidated Financial Statements."

         In March, 2004, we agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement was evidenced by a demand promissory note from Dialysis Corporation of America. Subsequently, the loan arrangement was modified to increase the maximum amount of advances that can be made to $5,000,000 and by adding working capital and other corporate needs to the purposes of the financing. Advances under this loan arrangement, were approximately $1,435,000 for 2004. See Note 8 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America opened centers in Pottstown, Pennsylvania; Aiken South Carolina; Warsaw, Virginia, Ashland, Virginia; and Rockville, Maryland during 2004, and acquired Keystone Kidney Care, which operates two dialysis facilities in central Pennsylvania, effective as of the close of business on August 31, 2004. Dialysis Corporation of America is in the process of developing a new dialysis center in each of Maryland and Ohio and three new centers in South Carolina. Payment of the balance due of $670,000 on the purchase of minority interests in two of Dialysis Corporation of America's dialysis centers was made during the second quarter of 2004. Payment of $761,000 was made September 1, 2004 on the acquisition of Keystone Kidney Care. See Note 9 to "Notes to Consolidated Financial Statements."

         On March 15, 2005, together with Dialysis Corporation of America, we issued a joint press release announcing the agreement to terms for a merger of Medicore into Dialysis Corporation of America. The proposed merger is subject to finalizing an Agreement and Plan of Merger, our receipt of satisfactory tax and fairness opinions, the filing with and declaration of effectiveness of a registration statement containing a proxy statement/prospectus by the SEC, and the approval of our shareholders and the shareholders of Dialysis Corporation of America. This transaction will enable the control interest in Dialysis Corporation of America to be in the hands of the public stockholders and provide Dialysis Corporation of America with additional capital resources to expand. See
Item 1, "Business - Recent Developments," and Note 9 to "Notes to Consolidated Financial Statements."

         Capital is needed by Dialysis Corporation of America primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of Dialysis Corporation of America's dialysis facilities, costs in the range of $750,000 to $1,000,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide Dialysis Corporation of America with an immediate ongoing operation, which most likely would be generating income. Although Dialysis Corporation of America's expansion strategy focuses primarily on development and construction of new centers, it has expanded through acquisitions of dialysis facilities and continues to review potential further acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. Dialysis Corporation of America considers some of its centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

         Dialysis Corporation of America is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care and is presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. Dialysis Corporation of America has been funding its expansion primarily through internally generated cash flow and financing from us. See Note 9 to "Notes to Consolidated Financial Statements." While we anticipate that financing will be available to Dialysis Corporation of America either from a financial institution or us, including the proposed merger into Dialysis Corporation of America, providing it with cash of approximately $4 to $5 million (see Item 1, "Business - Recent Developments"), no assurance can be given that Dialysis Corporation of America will be successful in implementing its growth strategy or that adequate financing, to the extent needed, will be available to support such expansion.

         The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

         We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.

Aggregate Contractual Obligations

         As of December 31, 2004, our contractual obligations (in thousands), including payments due by period, are as follows:

                                                                        Payments due by period
                                             -------------------------------------------------------------------------------
                                                              Less than                                             More than
                                              Total             1 year          1-3 years         3-5 years          5 years
                                             -------           -------           -------           -------           -------
Long-term debt                               $ 2,099           $   513           $ 1,586           $  --             $  --
Operating leases                               9,173             1,580             3,012             2,431             2,150

Purchase obligations:

Medical services                               5,405             1,037             1,556             1,392             1,420
Construction contracts                            28                28              --                --                --
                                             -------           -------           -------           -------           -------
Total purchase obligations                     5,433             1,065             1,556             1,392             1,420
                                             -------           -------           -------           -------           -------
Total contractual obligations                $16,705           $ 3,158           $ 6,154           $ 3,823           $ 3,570
                                             =======           =======           =======           =======           =======


New Accounting Pronouncements

         In November, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("FAS 151"). FAS 151 requires companies to recognize as current-period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect FAS 151 to have a significant effect on its consolidated financial statements. See Note 1 to "Notes to Consolidated Financial Statements."

         In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets", an amendment of APB Opinion No. 29 ("FAS 153"). The amendments made by FAS 153 are intended to assure that non-monetary exchanges of assets that are commercially substantive are based on the fair value of the assets exchanged. FAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2004. The Company does no expect FAS 153 to have a significant effect on its financial statements.

         In December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (FAS 123(R)"). FAS 123(R) requires companies to recognize the fair value of stock option grants as compensation costs in their financial statements. Public entities, other than small business issuers, will be required to apply FAS 123(R) in the first interim or annual reporting period that begins after June 15, 2005. The Company will be subjects to the provisions of FAS 123(R) effective July 1, 2005. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost of vested options later recognized over the vesting period of the options. The Company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements.

Critical Accounting Policies and Estimates

         The Securities and Exchange Commission has issued cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risks from changes in interest rates. We have exposure to both rising and falling interest rates.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $7,186,000 invested as of December 31, 2004. A 15% relative decrease in rates on our period-end investments would have resulted in a negative impact of approximately $13,000 on our results of operations for 2004.

         We have interest rate exposure on debt agreements with variable interest rates of which we had approximately $ 1,285,000 of such debt outstanding as of December 31, 2004. A 15% relative increase in interest rates on our period-end variable rate debt would have resulted in a negative impact of approximately $ 4,000 on our results of operations for 2004.

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

         None

Item 9A.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         (b) Changes in Internal Control.

         There were no changes in our internal controls over financial reporting that occurred during fiscal 2004 or subsequent to the evaluation as described in subparagraph (a) above that materially affected or that are reasonably likely to materially affect our control over financial reporting.

Item 9B.  Other Information

         We have reported all information required to be disclosed in our current reports on Form 8-K during the fourth quarter of our 2004 fiscal year.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Below are the names, ages, positions held with Medicore, business experience and related information for our directors and executive officers. Our executive officers are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders to serve during the ensuing year. There are no family relationships between any of our executive officers and directors.

                                                            Current Position and                 Position
Name                                  Age                  Areas of Responsibility              Held Since
----                                  ---              --------------------------------         ----------
Thomas K. Langbein                     59              Chairman of the Board of                    1980
                                                         Directors, President and Chief
                                                         Executive Officer

Daniel R. Ouzts                        58              Vice President of Finance                   1986
                                                         and Treasurer (Principal                  1983
                                                         Financial Officer)

Charles B. Waddell(1)                  75              Director                                    2001

Seymour Friend(2)(3)                   84              Director                                    1975

Peter D. Fischbein(1)(2)(3)            65              Director                                    1984

Robert P. Magrann(1)(2)                60              Director                                    1977

Anthony C. D'Amore(3)                  74              Director                                    1979

Lawrence E. Jaffe                      65              Director                                    2000

Other Significant Employees

Stephen W. Everett                     48              President and Chief Executive               2000 and
                                                       Officer, Director of Dialysis                 2003
                                                       Corporation of America

---------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

(3) Member of the Nominating Committee of the Board of Directors.

         Thomas K. Langbein has been affiliated with Medicore since 1980. He has been Chairman of the Board of our 56%-owned public subsidiary, Dialysis Corporation of America, since 1980, and served as its Chief Executive Officer through May, 2003. He is also an officer and director of most of Dialysis Corporation of America's subsidiaries. He is President, sole shareholder and director of Todd & Company, Inc., a securities brokerage firm, currently not active, registered with the SEC and a member of the NASD. Mr. Langbein in 2000 was appointed as a director of Linux Global Partners, Inc., a private company that invests in developing Linux software companies in which Medicore invested and also loaned money at various times between 2000 and 2002, which amounts have been satisfied. Mr. Langbein resigned as a Linux Global Partner director in November, 2002. Mr. Langbein devotes most of his time and efforts to the affairs of Medicore and DCA, and maintains contact with Linux Global Partners and Xandros, Inc. for the purpose of monitoring their development and overseeing Medicore's remaining investment in those entities.

         Daniel R. Ouzts is a certified public accountant. He joined Medicore in 1980 as Controller of its plasma division. In 1983 he became Controller of Medicore and Dialysis Corporation of America, and in 1986 became Vice-President of Finance and Treasurer of Medicore. In June, 1996, Mr. Ouzts was appointed Vice President and Treasurer of Dialysis Corporation of America, where he served in the capacity of principal financial officer through January 2002 and from July 2003 through August 16, 2004, when he ceased serving as principal financial officer. Mr. Ouzts continues to serve as Vice President and Treasurer of Dialysis Corporation of America.. See Item 13, "Certain Relationships and Related Transactions."

         Charles B. Waddell was previously employed as Secretary and served as a director of our former subsidiary, Techdyne (Europe) from 1988 to 1997, responsible for preparing budgets and government financial and management reports. Mr. Waddell is qualified in the United Kingdom as a certified and corporate accountant, and as a member of the British Institute of Management.

         Seymour Friend has been a director of Medicore since 1975. Mr. Friend is a real estate investor and devotes a portion of his time to the affairs of Medicore.

         Peter D. Fischbein has been a director of Medicore since 1984. He also serves as a director of Dialysis Corporation of America. He was a director of Viragen, Inc., a former public subsidiary of Medicore, until his resignation in 2002. Mr. Fischbein is a practicing attorney.

         Robert P. Magrann has been a director of our company since 1997. Mr. Magrann was affiliated with Tetley USA, Inc., with whom he held the position of Senior Vice President, Sales for its North American Food Group until July, 1999. He then became Vice President of Worldwide Sales for Kenosia Corporation, which creates software applications for manufacturers and retailers. In July, 2000, he became President and CEO of a premiere start-up website consumer value company, Couponbasket.com, which closed in November, 2000, and effected an arrangement for the benefit of creditors. Mr. Magrann served as Senior Vice President of Sales at DelMonte Foods, Inc., from April, 2001 through November, 2002, and has served as Executive Vice President from December, 2002 through the present date.

         Anthony C. D'Amore has been a director of Medicore since 1979. Mr. D'Amore is an insurance broker and has been in the insurance business since the early 1960's.

         Lawrence E. Jaffe has been a director of Medicore since 2000 and is an attorney and member of the law firm of Jaffe & Falk, LLC, which serves as corporate counsel to Medicore and Dialysis Corporation of America. Mr. Jaffe is corporate Secretary to each of our company and Dialysis Corporation of America, and he receives a substantial portion of his professional fees from these companies. See Item 13, "Certain Relationships and Related Transactions."

         Stephen W. Everett has been involved in the healthcare industry for over 25 years, primarily responsible for oversight, deal structuring, physician recruitment and practice management in the renal healthcare field. He joined Dialysis Corporation of America in November, 1998 as Vice President, became Executive Vice President in June, 1999, President in March, 2000, and Chief Executive Officer in May, 2003.

         There are no family relationships among any of our officers or directors.

Corporate Governance

         Our board of directors oversees the business and affairs of Medicore and monitors the performance of management. In accordance with corporate governance principles, the board does not involve itself in day-to-day operations. The board is kept apprised through discussions with the Chairman, other directors, executives, the Audit, Nominating and Compensation Committees, division heads, advisors, including counsel, outside auditors, investment bankers and other consultants, by reading reports, contracts and other materials sent to them and by participating in board and committee meetings.

         Our board and management have a commitment to sound and effective corporate governance practices. In 2002, our subsidiary, Dialysis Corporation of America adopted a Compliance Program to prevent and detect violations commonly known in the healthcare industry as "fraud and abuse" laws.

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

         As part of our Corporate Integrity Program, we have developed a Code of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with us and our operations act in an ethical and lawful manner. The Code of Ethics and Business Conduct covers relationships among and between affiliated persons, including Dialysis Corporation of America patients and payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education, development, among other areas. Dialysis Corporation of America has also developed its Code of Ethics and Business Conduct and, in its commitment to delivering quality care to dialysis patients, has mandated rigorous standards of ethics and integrity. Our Code of Ethics, as well as that of Dialysis Corporation of America, is reviewed and updated as necessary. We will provide to any person, without charge, upon request, a copy of our Code of Ethics upon submission of a request for the same to our corporate Secretary, Lawrence E. Jaffe, Esq., at Jaffe & Falk, LLC, 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604, telephone number (201) 288-8282, or email, lej@jaffefalkllc.com.

Board Committees

         Our board of directors which is comprised of a majority of independent directors, has an Audit Committee, and Nominating and Compensation Committees, each of which consist solely of independent directors. Our board has two employee members.

         Audit Committee

         In accordance with Nasdaq Stock Market Rule 4350(d), our Audit Committee is comprised of at least three members, all of whom (i) are independent as defined in Rule 4200(a)(15), (ii) meet the criteria of independence set forth in Rule 10A-3(b)(1) under the Exchange Act, (iii) have not participated in the preparation of our financial statements at any time during the past three years, and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. Charles B. Waddell, Chairman of our Audit Committee, has past employment experience in finance and accounting, forming the background which results in his financial sophistication and his designation as the "financial expert" of the Audit Committee pursuant to Item 401(h) of Regulation S-K promulgated under the Exchange Act. For Mr. Waddell's credentials, reference is made to "Information About Directors and Executive Officers." The designation of Mr. Waddell as the Audit Committee financial expert does not impose on him any duty, obligation or liability that is greater than any duty, obligation or liability imposed on any member of the Audit Committee and board of directors. The other members of our Audit Committee are Peter D. Fischbein and Robert P. Magrann. Mr. Fischbein is an independent member of the board of Dialysis Corporation of America and its Audit, Nominating and Compensation Committees.

         The Audit Committee, a very essential oversight committee, pursuant to its charter provides assistance to the board in fulfilling its responsibilities to our shareholders and the investment community relating to accounting, reporting practices, the quality and integrity of our financial reports, and surveillance of internal controls and accounting and auditing services. The Audit Committee charter specifies:

         o        the scope of the Audit Committee's responsibilities

         o        how the Audit Committee carries out those responsibilities

         o        the structure, processes and membership requirements

         The Audit Committee does not prepare financial statements or perform audits, and its members are not auditors or certifiers of our financial statements. A more complete description of the Audit Committee's responsibilities is provided in its charter, a copy of which is attached as Appendix A to our definitive proxy statement for our 2004 annual meeting of shareholders which was filed with the SEC on Schedule 14A on April 29, 2004.

         Shareholder Nominee Procedures

         There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors as described in our definitive proxy statement for our 2004 annual shareholders' meeting filed with the SEC on Schedule 14A on April 29, 2004, under the caption "Information about Directors and Executive Officers - Other Nominees."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and 10% shareholders to file reports with the SEC, the Nasdaq Stock Market and our company, indicating their beneficial ownership of common stock of the company and any changes in their beneficial ownership. The rules of the SEC require that we disclose failed or late filings of reports of company stock ownership by our directors and executive officers. To the best of our knowledge, and based solely on our review of such forms filed with us, all beneficial ownership reports by these reporting persons for the year 2004 were filed on a timely basis, except that Mr. Langbein filed two late reports on Form 4, relating to gift transfers of common shares of Medicore to family members in January and November 2004.

Item 11.  Executive Compensation

        The Summary Compensation Table below sets forth compensation paid by us and our dialysis operations subsidiary for each of the last three fiscal years ended December 31, 2004 for services in all capacities to each of our respective Chief Executive Officer and each of Medicore's executive officers whose total annual salary, bonus or other compensation exceeded $100,000.

                                                 Summary Compensation Table

                                                                                       Long Term
                                            Annual Compensation                   Compensation Awards
                           ----------------------------------------------------   ---------------------
(a)                         (b)       (c)             (d)               (e)               (g)
                                                                       Other
                                                                       Annual         Securities
     Name and                                                         Compen-         Underlying
Principal Position         Year    Salary($)        Bonus($)          sation($)     Options/SARs(#)
------------------         ----    ---------       ----------        ----------   ---------------------
                                                                                  Medicore    DCA
Medicore, Inc.
----------------------
Thomas K. Langbein(1)      2004     347,838        434,000(2)        33,626(3)              50,000(4)
                           2003     333,232        279,400(5)        30,166(3)
                           2002     293,000         50,000(6)        30,700(3)

Daniel R. Ouzts            2004      95,735         57,600(7)         1,794(8)
                           2003      96,220         29,410(9)         1,794(8)
                           2002      84,200         10,000(10)          430(8)

Dialysis Corporation
of America(11)
----------------------
Stephen W. Everett(12)     2004     179,692        250,000(13)        7,783(14)             50,000(4)
                           2003     168,923        117,078(15)        2,338(14)
                           2002     129,808         85,714(16)        4,179(14)

----------

(1) Mr. Langbein is the President and Chief Executive Officer of Medicore and served as the Chief Executive Officer of Dialysis Corporation of America until May, 2003, at which time Mr. Everett was appointed Chief Executive Officer. Mr. Langbein continues to serve as the Chairman of the Board of Dialysis Corporation of America.

(2) Includes (i) a $69,000 cash bonus paid February, 2004, (ii) a $150,000 bonus accrued in 2004 and paid February 2005 and (iii) a $215,000 stock option exercise bonus.

(3) Includes automobile allowance and related expenses, life and disability insurance premiums.

(4) Vests in equal annual increments of 12,500 shares every June 7 from 2005 through 2008.

(5) Includes (i) a cash bonus of $100,000 accrued in fiscal 2003 and paid in 2004, and (ii) a bonus relating to the exercise of stock options for officers, directors and employees which included the payment of the exercise price of $1.38 for 100,000 shares exercised under Mr. Langbein's options (valued at $138,000) and a related cash distribution to Mr. Langbein of $41,400.

(6) Bonus accrued in 2002 and paid in January, 2003; does not include $46,429 accrued in 2002 by Dialysis Corporation of America and paid in March, 2003 for a partial exercise of Mr. Langbein's Dialysis options.

(7) Includes (i) a $10,350 cash bonus paid February, 2004, (ii) a $15,000 bonus accrued in 2004 and paid February, 2005, and (iii) a $32,250 stock option exercise bonus.

(8)      Life insurance premium.

(9) Includes (i) a cash bonus of $2,500 accrued in fiscal 2003 and paid in 2004, and (ii) a bonus relating to the exercise of stock options for officers, directors and employees which included the payment of the exercise price of $1.38 for 15,000 shares exercised under Mr. Ouzts' options (valued at $20,700) and a related cash distribution to Mr. Ouzts of $6,210.

(10)     Bonus accrued in 2002 and paid in January, 2003.

(11) Dialysis Corporation of America effected a 2-for-1 stock split of its common shares on January 28, 2004. All share amounts and per share exercise prices with respect to Dialysis Corporation of America common stock set forth in this table have been adjusted to give effect to such stock split.

(12) Chief Executive Officer (since May, 2003), President and director of Dialysis Corporation of America. All compensation to Mr. Everett set forth in this table, including option grants under Long Term Compensation Award were paid or granted solely by Dialysis Corporation of America.

(13)     Accrued in 2004 and paid in 2005 by Dialysis Corporation of America.

(14) Includes automobile related expenses of $5,329 and $1,957, respectively, for 2004 and 2005, and life insurance premiums of $2,454, $2,338 and $2,000, respectively, in 2004, 2003 and 2002, all of which were paid by Dialysis Corporation of America.

(15) Includes (i) a cash bonus of $50,000 accrued in fiscal 2003 and paid in 2004, and (ii) a bonus accrued in fiscal 2003 and paid in February 2004 relating to the exercise of director stock options which included the payment of the $.625 exercise price for 69,242 shares exercised under Mr. Everett's options (valued at $43,276) and a related cash distribution to Mr. Everett of $23,802, all of which was paid by Dialysis Corporation of America.

(16) Includes (i) $35,714 accrued in 2002 and paid in March, 2003 for the partial exercise of options; and (ii) a bonus of $50,000 accrued in 2002 and paid in January, 2003; all paid by Dialysis Corporation of America.

              Option Grants in Fiscal Year Ended December 31, 2004

         Medicore did not grant options to any of the named executives set forth in the Summary Compensation Table above during fiscal 2004.

         Our dialysis subsidiary granted options to certain of our named executives as well as to its President and Chief Executive Officer during fiscal 2004 as follows:

                                                Individual Grants
-------------------------------------------------------------------------------------
                                                                                              Potential
                                                                                              Realizable
                                                                                           Value at Assumed
                              Number of       % of Total                                  Annual Rates of Stock
                             Securities      Options/SARs     Exercise                    Price Appreciation
                             Underlying       Granted to      or Base                       For Option Term
                            Options/SARs      Employees in     Price       Expiration    -----------------------
Name                         Granted (#)      Fiscal Year     ($/Sh)          Date        5%($)        10%($)
(a)                              (b)             (c)            (d)           (e)          (f)           (g)
---------                     ---------        --------       ---------    ----------    --------     ----------

Thomas K. Langbein            50,000(1)          21.7           $4.02        6/6/09       55,533       122,713
Stephen W. Everett            50,000(1)          21.7           $4.02        6/6/09       55,533       122,713

---------------

(1) Vest in equal annual increments of 12,500 shares each June 7, from 2005 to 2008.


               Aggregated Option/SAR Exercises In Last Fiscal Year
                          and FY-End Option/SAR Values

        (a)                        (b)                 (c)                   (d)                   (e)

                                                                          Number of
                                                                          Securities             Value of
                                                                          Underlying            Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs          Options/SARs at
                                                                         at FY-End (#)         Fiscal Year End($)
                              Shares Acquired     Value Realized          Exercisable/          Exercisable/
Name                          on  Exercise (#)        ($)                Unexercisable         Unexercisable($)
----                          ----------------    --------------         -------------         ----------------
Thomas K. Langbein
    Medicore Options              100,000              77,000            100,000 (exer.)            787,000
    Dialysis Options               90,012             231,780             50,000 (unexer.)(1)     1,020,500
                                  355,702           1,236,064                -0-                        -0-

Daniel R. Ouzts
    Medicore Options               15,000              11,550             15,000 (exer.)            118,050
    Dialysis Options               44,500             224,948                -0-                        -0-

Stephen W. Everett(2)
    Medicore Options                8,334               6,417              8,333 (exer.)             65,581
    Dialysis Options               69,242             178,298            273,616 (exer.)(3)       6,513,429
                                                                          50,000 (unexer.)(1)     1,020,500

----------

(1) Vests in four equal annual installments of 12,500 shares each June 7 from 2005 through 2008.

(2) Mr. Everett has been the Chief Executive Officer of DCA since May, 2003. He is also the President and a director of DCA.

(3) Includes options for 66,000 shares exercisable at $.625 per share through January 1, 2006, which options vested on January 1, 2005. An aggregate of 150,000 of these options were exercised subsequent to December 31, 2004.

Compensation of Directors

         There are no standard arrangements for compensating directors for services as directors or for participating on any committee. We reimburse directors for travel and related out-of-pocket expenses incurred in attending shareholder, board and committee meetings, which expenses have been minimal. In lieu of any cash compensation or per meeting fees to directors for acting as such, we have provided directors, among others, with options to purchase common stock of the company at exercise prices no less than the fair market value as of the date of grant. In January, 2004, bonuses were granted to the board members, including $266,801 bonused for exercise of a portion of their options, amounting to 193,335 shares at an exercise price of $1.38, and a cash award aggregating $133,400. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         In February, 2005, the company provided director fees of $15,000 to each director, except to Thomas K. Langbein, who received a $150,000 bonus from the company for his services as Chairman of the Board, Chief Executive Officer and President. See the Summary Compensation Table above.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         Mr. Langbein has an employment agreement with Medicore that will run through February 28, 2009 at an annual salary, presently of $353,500, with yearly increases in increments of not less than $12,000. The agreement provides for Mr. Langbein to serve as the Chairman, Chief Executive Officer and President.

         The employment agreement also provides for

         o        monthly automobile allowance

         o benefit plans and other fringe benefits available to Medicore employees and executives

         o        reimbursement for business expenses

         o        payment of universal and term life insurance owned by Mr.
                  Langbein

         o indemnification for acting as an officer and/or director of Medicore and subsidiaries

         o non-competition for one year from termination within 10 miles of our then existing dialysis and medical products facilities

         o full compensation for the first 180 days of disability, with Medicore then having the option to continue Mr. Langbein's employment with full compensation less disability payments

         The employment agreement also contains different termination provisions as follows:

         o upon death, termination due to disability, or Mr. Langbein's termination for cause or voluntarily by Mr. Langbein without good reason (defined below), Medicore will pay to Mr. Langbein a lump sum payment equal to three years of Mr. Langbein's salary, including expenses and benefits, determined as of the date of termination (for purposes of this discussion, the "lump sum payment")

         o Mr. Langbein has the option, subject to shareholder approval, to take 400,000 shares of Medicore common stock instead of the lump sum payment; which shares would carry a two year right to demand registration of the shares, and a three year right to include the shares in any registration statement filed by Medicore during that time, such registration in either case being at Medicore's cost

         o for good reason by Mr. Langbein or upon the wrongful termination of Mr. Langbein by Medicore, Medicore shall continue to pay Mr. Langbein's salary, benefits and expenses, and provide Mr. Langbein with the lump sum payment, with the option to Mr. Langbein to acquire the Medicore shares in lieu of the lump sum payment

         o at expiration, if either of Medicore or Mr. Langbein does not renew or enter into new employment with the other party, Medicore shall pay Mr. Langbein a severance allowance which is the lump sum payment or Mr. Langbein's option to take Medicore shares

         o        upon Mr. Langbein's termination, other than for cause or Mr.
                  Langbein's termination of his employment without good reason, there shall be full vesting of any warrants, options or similar rights held by Mr. Langbein; Mr. Langbein has the choice to keep those options, otherwise Medicore is required to repurchase them at a certain repurchase formula.

         o in the agreement, "cause" is defined as the willful failure to perform duties under the employment agreement, and illegal or gross misconduct which damages the business or reputation of our company; and "good reason" is defined as assigning Mr. Langbein duties inconsistent with his position or any action that results in reducing Mr. Langbein's authority, duty or responsibilities; reduction of salary, expenses or benefits; or other substantial breach of the agreement

         The employment agreement also provides for "change in control" provisions, including (a) the announcement of and/or acquisition by, any person not affiliated with Mr. Langbein, of 25% or more of Medicore's outstanding common stock, (b) a sale by Medicore of substantially all of its assets, or a merger or acquisition of Medicore, or (c) certain changes in the board other than through shareholder elections of members nominated by the existing board. Upon such a "change in control," Medicore or a successor entity shall pay Mr. Langbein the lump sum payment with the option for shares in lieu thereof, and the employment agreement shall remain in full force and effect and Mr. Langbein shall receive the compensation due under the agreement.

         Stephen W. Everett, President and director of Dialysis Corporation of America, has a five-year employment contract with Dialysis Corporation of America through December 31, 2005. Effective for fiscal 2005, Mr. Everett's annual compensation was increased from $180,000 to $250,000. Mr. Everett's employment agreement also provides:

         o employee and fringe benefits to the extent available by Dialysis Corporation of America to other similarly situated executive employees

         o reimbursement for reasonable out-of-pocket expenses incurred in connection with his duties

         o        vacations normally taken by senior management

                  o        termination

                           -        death; three months' severance pay

                           - for cause; salary and expenses to date of termination ("cause" includes conviction for fraud or criminal conduct, habitual drunkenness or drug addition, embezzlement, regulatory agency sanctions against Mr. Everett or the company due to his wrongful acts, material breach of the agreement, dishonesty, or resignation, except if due to breach by Dialysis Corporation of America)

                           - by Dialysis Corporation of America after 13 weeks of disability; three months' severance pay

                           - by Mr. Everett upon breach by Dialysis Corporation of America; severance pay equal to the greater of six months of his then compensation or his remaining compensation under the agreement

         o        confidentiality restrictions two years from termination

         o non-competition for one year from termination within the United States; provided, non-competition eliminated if Dialysis Corporation of America terminates Mr. Everett without cause or due to Dialysis Corporation of America's material breach of the agreement

         o Mr. Everett to assign any patents, property rights, discovery or idea to Dialysis Corporation of America

         Certain executive and accounting personnel and administrative facilities of Medicore and Dialysis Corporation of America, were common for fiscal 2004. The costs of executive and accounting salaries and other shared corporate overhead are charged based on the time spent. Mr. Langbein, as an officer and director of Medicore and Chairman of the Board of Dialysis Corporation of America, and Mr. Daniel Ouzts, as an officer of Medicore and Dialysis Corporation of America, divide their time and efforts among each company. See Item 13, "Certain Relationships and Related Transactions." These executive and accounting salaries and other shared corporate overhead will be eliminated upon the successful completion of the merger of Medicore with Dialysis Corporation of America. See Item 1, "Business - Recent Developments."

Options, Warrants or Rights

1989 Medicore Stock Option Plan

         o        expires May 18, 2009

         o option grants are available to employees, officers, directors, consultants, advisors and similar persons

         o options are non-qualified, having a five year term, and an exercise price equal to or greater than fair market value on date of grant

         o options that have vested may be exercised with cash or Medicore common stock or both; if exercised with stock, optionee receives additional option for amount of shares used for exercise at an exercise price equal to the then current market price and exercisable for the term of the remainder of original option

         o        termination of optionee's affiliation with the company

                  -        death, disability or retirement after age 65;
                           exercisable for up to two years from such event but not beyond expiration date of option

                  - any other termination; right to exercise terminates immediately

         o forced redemption at formulated prices upon change in control of Medicore which includes (i) sale of substantially all assets of Medicore or its merger or consolidation, (ii) majority of board changes other than by election of shareholders pursuant to board solicitation or vacancies filled by board caused by death or resignation, or (iii) any person acquires or makes a tender offer for at least 25% of Medicore's common stock; optionee may waive redemption

         o        options are non-transferable

         o        1989 Medicore Plan history as of March 25, 2005:

                  -        1,000,000 shares reserved for issuance

                  - 865,000 granted at exercise prices ranging from $1.38 to $2.38 per share

                  -        3,000 exercised at $2.38 per share in March 2000

                  -        344,000 exercised at $1.38 per share in September
                           2003

                  -        234,671 exercised at $1.38 per share in January 2004

                  -        7,000 exercised at $2.25 per share in July 2004

                  -        7,000 exercised at $2.25 per share in February 2005

                  - 231,995 outstanding and vested, 14,000 outstanding and unvested (held by a total of 14 persons including eight officers and directors of Medicore), and 151,000 available for future grant under the plan

2000 Medicore Stock Option Plan

         o        adopted February 17, 2000

         o authorized the issuance of up to 500,000 options (incentive and non-qualified)

         o        2000 Medicore Plan history:

                  -        475,000 granted on February 17, 2000

                           *        150,000 non-qualified options
                           *        325,000 incentive options

                  -        exercisable at $3.25 per share

                  -        all options expired unexercised on February 16, 2003

         o        plan expired February 16, 2005

1999 Dialysis Corporation of America Stock Option Plan

         o        expires April 20, 2009

         o terms substantially similar to Medicore's 2000 Stock Option Plan (see above)

         o 1999 Plan history to March 25, 2005 (adjusted for the 2-for-1 stock split effected by Dialysis Corporation of America on January 28, 2004)

                           authorized:        3,000,000
                           issued:            2,241,000
                           vested:               232,116
                           non-vested:           282,500
                           exercised:         1,742,730
                           cancelled:            193,654
                           available:            742,654
                           exercise prices:   range from $.625 to $3.085
                           exercise periods:  range from 1/1/06 to 8/15/09

         In September 2003 and in January 2004 Medicore awarded bonuses to its officers, directors and employees in the form of (a) the payment of the exercise price on certain of their outstanding and vested options granted under the 1989 Plan, and (b) a cash distribution equal to approximately one-third of the value of the option exercise. In accordance with the option exercise portion of the bonus, our directors, including our Chief Executive Officer and President, as well as our Vice President of Finance, exercised options for an aggregate of 406,666 shares. See Item 11, "Executive Compensation" above.

         In September, 2003, we also granted non-qualified stock options for 21,000 shares of our common stock to each of Messrs. Charles B. Waddell and Robert P. Magrann, each of whom is an independent member of our board of directors. The options vest annually in three equal increments commencing September 25, 2003, and have an exercise price of $2.25 per share.

         All options awarded have an exercise price equal to not less than 100% of the closing market price of our common stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth as of March 25, 2005 the names and beneficial ownership of the equity securities of Medicore and its subsidiary, Dialysis Corporation of America, for (i) our directors and each of our named executive officers set forth in the Summary Compensation Table above in the section entitled "Executive Compensation," individually itemized, (ii) our directors and executive officers as a group, and (iii) shareholders known to us to beneficially own more than 5% of our voting securities. All share and per-share data, including option information in the following table, has been adjusted to reflect a two-for-one stock split effected by Dialysis Corporation of America on January 28, 2004.


                                             Medicore, Inc.                   Dialysis Corporation of America
                                 -----------------------------------         ----------------------------------
                                    Common                                     Common
Name(#)                             Stock                    %(1)              Stock(2)                 %(3)
-------                          ------------              ---------         -------------           ----------
Medicore, Inc.                          --                      --            4,821,244                  55.7

Thomas K. Langbein               1,356,014(4)                 18.8              445,714(5)                5.2

Susan Kaufman                      451,035(6)                  6.3               39,600(7)               *

Seymour Friend                     427,705(8)                  6.0               36,600                  *

Anthony C. D'Amore                 253,295(8)                  3.5               34,600                  *

Lawrence E. Jaffe                  220,075(9)                  3.1              276,800                   3.2

Peter D. Fischbein                 178,669(10)                 2.5               39,600(11)              *

Daniel R. Ouzts                    136,050(12)                 1.9               44,500                  *

Robert P. Magrann                   63,000(13)                  *                34,600                  *

Charles B. Waddell                  27,154(14)                  *                   --                    --

Stephen W. Everett(15)              25,000(16)                  *               400,000(17)               4.6

All directors and                2,661,962(18)                36.2              912,414(19)              10.5
executive officers
as a group (8 persons)

---------------

# All addresses are c/o Medicore, Inc., 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604.

*        less than 1%.

(1) Based on 7,132,434 shares outstanding exclusive of (i) 231,995 shares underlying outstanding options under our 1989 Stock Option Plan (14,000 non-vested options not included); (ii) 400,000 shares of common stock available for issuance under certain conditions of Thomas K. Langbein's employment agreement; and (iii) 98,000 shares of common stock reserved for issuance under a key employee stock plan.

(2) Medicore owns 4,821,244 shares (56%) of the common stock of Dialysis Corporation of America. Officers and directors of Medicore, including those officers and directors who may be officers and/or directors and shareholders of each of Medicore and Dialysis Corporation of America, disclaim any indirect beneficial ownership of Dialysis Corporation of America common stock through Medicore's 56% ownership of Dialysis Corporation of America. Thomas K. Langbein, by virtue of his positions with our company and Dialysis Corporation of America and his stock ownership of our company, may be deemed to have indirect beneficial ownership of such Dialysis shares through shared voting and investment power with respect to our company's ownership of Dialysis Corporation of America. Mr. Langbein disclaims such entire indirect beneficial ownership, but for his proportionate indirect interest, approximately 848,539 Dialysis shares or approximately 8.9%.

(3) Based on 8,661,815 Dialysis Corporation of America shares outstanding but exclusive of common stock issuable under (i) 232,116 options currently exercisable at prices ranging from $.625 to $4.02 per share; and (ii) 282,500 non-vested options outstanding, which options will vest over the period ranging from June 4, 2005 through August 16, 2008 at exercise prices ranging from $.75 to $4.02 per share.

(4) Includes an option for 100,000 shares of our common stock exercisable at $1.38 per share until July 26, 2005. Does not include up to 400,000 shares of our common stock reserved under Mr. Langbein's employment agreement and which is issuable under certain circumstances such as a change in control of Medicore, termination of his employment, and his retirement.

(5) Does not include a five year incentive option for 50,000 Dialysis shares exercisable at $4.02 per share which vests in equal annual increments of 12,500 shares on each June 7 from 2005 through 2008.

(6) Ms. Kaufman is the wife of Peter D. Fischbein, a director of Medicore and Dialysis Corporation of America. Ms. Kaufman's beneficial ownership of Medicore securities includes all of her husband's interest in Medicore other than 7,350 shares held in trust for their independent daughter, for which Mr. Fischbein is sole trustee and to which Ms. Kaufman has no interest or control. Ms. Kaufman's beneficial ownership also includes (i) 196,382 of our shares held directly in her name, of which Mr. Fischbein has no control and no beneficial interest; and (ii) 100,000 shares held in trust for their minor son. Ms. Kaufman, as trustee for the trust, has sole voting and dispositive power over such shares, and she is economically independent and maintains separate checking and investment accounts for the trust. Mr. Fischbein has no control over nor any interest in the shares held by the trust.

(7) Represents Dialysis securities beneficially owned by Mr. Fischbein over which Ms. Kaufman has shared beneficial ownership. See footnote (11) below.

(8) Includes an option for 16,666 shares of our common stock exercisable at $1.38 per share until July 26, 2005.

(9) Includes an option for 33,333 shares of our common stock exercisable at $1.38 per share until July 26, 2005.

(10) Includes (i) an option for 16,666 shares of our common stock exercisable at $1.38 per share until July 26, 2005; and (ii) 7,350 shares held in trust for Mr. Fischbein's majority age and independent daughter, for which Mr. Fischbein serves as sole trustee. Does not include (i) 196,382 shares beneficially owned by Ms. Kaufman, Mr. Fischbein's wife (see Footnote 6 above), who is economically independent of Mr. Fischbein and who maintains separate banking and brokerage accounts; and (ii) 100,000 shares held in trust for their minor son by Ms. Kaufman as trustee, over which trust Mr. Fischbein has no control nor any interest.

(11) Includes a non-qualified option for 5,000 Dialysis shares exercisable at $4.02 per share through June 6, 2009.

(12) Includes an option for 15,000 shares of our common stock exercisable at $1.38 per share until July 26, 2005.

(13) Includes the vested portion of an option for 14,000 shares of our common stock exercisable at $2.25 per share until September 24, 2006. Does not include the unvested portion of that option for 7,000 shares which is scheduled to vest on September 25, 2005.

(14) Does not include the unvested portion of an option for 7,000 shares exercisable at $2.25 per share until September 25, 2006, which is scheduled to vest on September 25, 2005.

(15) President and Chief Executive Officer of Dialysis Corporation of America. Mr. Everett is not an executive officer or director of Medicore. Mr. Everett is included as a named executive in the Summary Compensation table above in Section 11 entitled "Executive Compensation" on account of the relationship between Medicore and Dialysis Corporation of America, and consequently his beneficial ownership of Medicore is included herein. His ownership, however, is not included in the officers and directors of Medicore as a group.

(16) Includes an option for 8,333 shares of our common stock exercisable at $1.38 per share until July 26,2 005.

(17) Includes an incentive option for 123,616 shares exercisable at $.625 per share until January 1, 2006. Does not include an incentive option for 50,000 shares exercisable at $4.02 per share until June 6, 2009, which option vests in equal annual increments of 12,500 Dialysis shares on each June 7 from 2005 through 2008.

(18) Includes an aggregate of 212,331 shares of our common stock underlying currently exercisable options as set forth in the above footnotes. Does not include an aggregate of 14,000 shares of common stock underlying non-vested options that are currently outstanding as set forth in the above footnotes.

(19) Includes an aggregate of 5,000 Dialysis shares underlying currently exercisable options. Does not include (i) an aggregate of 50,000 Dialysis shares underlying non-vested options currently outstanding, and (ii) Dialysis shares owned by Medicore.

Item 13.  Certain Relationships and Related Transactions

         We own approximately 56% of the outstanding common shares of Dialysis Corporation of America, our public subsidiary which is engaged in operating outpatient dialysis centers providing dialysis and ancillary services to patients suffering from chronic kidney failure, providing acute inpatient dialysis treatments in hospitals, and providing homecare services.

         Certain of our officers and directors are officers and/or directors of Dialysis Corporation of America, including Thomas K. Langbein, who holds the position of Chairman of the Board of Directors of our company and Dialysis Corporation of America, and also serves as an officer and/or director of the Dialysis Corporation of America subsidiaries. Daniel R. Ouzts is our Vice President of Finance and

Treasurer and our principal financial officer and is Vice President of Finance and Treasurer of Dialysis Corporation of America. Peter D. Fischbein is a director of each of our company and Dialysis Corporation of America. See item 10, "Directors and Executive Officers of the Registrant." Lawrence E. Jaffe is a director, Secretary and corporate counsel to Medicore, and is Secretary and corporate counsel to Dialysis Corporation of America. Mr. Jaffe, together with his son, Joshua M. Jaffe, devote a substantial portion of their professional services to us and Dialysis Corporation of America from which companies their law firm, Jaffe & Falk, LLC, receives approximately 60% of their professional fees, which for fiscal 2004 aggregated approximately $413,000, of which $177,000 was from Medicore. Mr. Langbein beneficially owns approximately 18.8% of Medicore, including an option for 100,000 shares, and approximately 5.2% of Dialysis Corporation of America. Mr. Ouzts has an approximate 2% beneficial interest in our company and less than 1% interest in Dialysis Corporation of America. Mr. Fischbein holds an approximate 2.5% beneficial interest in our company, including an option for 16,666 shares, and less than 1% interest in Dialysis Corporation of America. Mr. Lawrence Jaffe holds an approximate 3.1% beneficial interest in our company and 3.2% interest in Dialysis Corporation of America. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

         We and Dialysis Corporation of America obtain and pay for group health insurance coverage and personal life insurance policies for several executive and key employees through George Langbein, brother of Thomas K. Langbein and until March, 2001, an employee of our medical products division. This insurance includes $100,000 of life insurance covering certain employees including Mr. Ouzts. We also pay for $1,600,000 of life insurance owned by Thomas K. Langbein. See Item 11, "Executive Compensation." Premiums on all life and group health insurance for our employees for fiscal 2004 totaled approximately $157,000. We are of the opinion that the cost and coverage of the insurance are as favorable as can be obtained from unaffiliated parties.

         Certain of our executive and accounting personnel and administrative facilities and of Dialysis Corporation of America, are common. The costs of executive and accounting salaries and other shared corporate overhead for our companies are charged on the basis of time spent. Since the shared expenses are allocated on a cost basis, there is no intercompany profit involved. The amount of expenses for which we charged Dialysis Corporation of America was approximately $200,000 for the year ended December 31, 2004. Utilization of personnel and administrative facilities in this manner enables us to share the cost of qualified individuals with our subsidiary rather than duplicating the costs for the various entities. It is our opinion these services are on terms as favorable as we could receive from unaffiliated parties.

         Dialysis Corporation of America effected a 2-for-1 stock split of its common stock on January 28, 2004. In April, 2000, certain officers and directors of Medicore, Messrs. Anthony C. D'Amore, Peter D. Fischbein, Seymour Friend and Robert Magrann, and Lawrence E. Jaffe, Secretary and corporate counsel to Dialysis Corporation of America, exercised Dialysis Corporation of America options granted under DCA's 1999 Stock Option Plan for 680,000 shares. The exercise was effected with cash for the par value, and the balance, an aggregate of $421,600 based on the number of underlying shares on the date of exercise, in the form of three-year non-recourse promissory notes due April 20, 2003 at a rate of interest of 6.2% per annum, which notes were extended to April 20, 2004. In February, 2004, each of the foregoing persons repaid the principal and accrued interest of their respective notes in full through the delivery of a sufficient amount of shares of Dialysis Corporation of America which, when multiplied by their fair market value on the date of repayment, equaled the aggregate outstanding indebtedness under the note. All of these notes have since been cancelled.

         On March 17, 2004, we provided Dialysis Corporation of America with up to $1,500,000 of financing for equipment purchases, for which Dialysis Corporation of America issued to us a promissory note for the principal amount of financing received. The financing carries an annual interest rate of 1.25% over the prime rate. The financing was increased in June, 2004, to $5,000,000 and its purposes extended for working capital and other corporate purposes of Dialysis Corporation of America. At March 25, 2005, the outstanding balance on this financing was approximately $2,435,000 at an interest rate of 7.0%, with accrued interest payable on the note of approximately $30,000.

         The relationships and related transactions discussed in this Item 13 will be eliminated assuming and upon completion of the merger of our company with and into Dialysis Corporation of America. See Item 1, "Business - Recent Developments."

         In May, 2001, Dialysis Corporation of America loaned its President $95,000 at an annual interest of prime plus 1% (floating) payable on demand but no later than May 11, 2006. Accrued interest aggregated approximately $13,000 at December 31, 2004. The demand loan is collateralized by all of the President's options and underlying common stock of Dialysis Corporation of America, as well as any proceeds from the sale of such common stock.

Item 14.  Principal Accountant Fees and Services

         Audit Fees

         Moore Stephens, P.C. performed the audit of our annual financial statements as of and for the years ended December 31, 2003 and 2004, and reviewed the financial statements included in our quarterly reports on Form 10-Q for 2004. The fees of Moore Stephens, P.C. for professional services rendered for the audit of our financial statements for fiscal 2003 were $15,000 and for fiscal 2004 are anticipated to be $15,000.

         Moore Stephens' fees for professional services for review of the financial statements in our quarterly reports on Form 10-Q for fiscal 2004 were $6,000. The review of the financial statements included in our Forms 10-Q for 2003 was performed by our former accountants, Wiss & Company, LLP, for an aggregate fee of $1,500.

         Audit Related Fees

         Neither of Moore Stephens, P.C. nor Wiss & Company, LLP performed any assurance and related services for Medicore, or any other services reasonably related to the performance of the audit or review of our financial statements during fiscal 2004 and 2003 that were not otherwise audit services as described above.

         Tax Fees

         Moore Stephens, P.C. handled the calculation and preparation of materials related to estimated taxes and the preparation of tax returns for 2003 and 2004. The tax fees for 2003 were $5,000, and the fees for such services for 2004 to be billed in 2005 are $5,000.

         All Other Fees

         In addition to the professional services and fees billed as described above under "Audit Fees" and "Tax Fees," in 2004, Moore Stephens, P.C. performed research on accounting and tax matters for a fee of $2,200. Wiss & Company did not provide any other services or billed other fees to our company or any of our subsidiaries.

         Our Audit Committee has established its pre-approval policies and procedures, pursuant to which it approved the foregoing audit and permissible non-audit services provided by Moore Stephens, P.C. and Wiss & Company, LLP, respectively, in 2004 and 2003. The Audit Committee's pre-approval policy provides that all audit and permitted non-audit services be reviewed in advance by the Audit Committee for a determination of approval of the performance by our independent auditors of such services. Requests or applications for specific services to be provided by the independent auditor are required to be submitted in writing to our Audit Committee and our Vice President of Finance, who is also our principal financial officer, and must include a detailed description of the services to be rendered. Our Vice President of Finance shall provide the Audit Committee with a written report as to the scope and applicability of the proposed services and further communications may be made between and among the independent auditors, the Vice President of Finance and the Audit Committee, as necessary for further clarification and evaluation. The Audit Committee will make the determination that any requested audit and/or non-audit services, upon the above mentioned review process, are necessary and within the scope of the company's operations and reporting responsibilities, will not, in its opinion and evaluation, impair the auditor's independence, nor be considered a prohibited non-audit service consistent with the SEC's rules relating to these issues. The Audit Committee will provide a report of its approval or disapproval of the requested audit and non-audit services to management and the board for implementation. The Audit Committee will monitor the performance of all services provided by the independent auditors and determine whether such services are in compliance with its approval policies. The Audit Committee will report to management on a periodic basis on the results of its monitoring, and recommend appropriate action, including termination of the independent accountants for breaches of the approved policies or the deficiency in providing services to the company.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following is a list of documents filed as part of this report.

         1. All financial statements - See Index to Consolidated Financial Statements.

         2. Financial statement schedules - See Index to Consolidated Financial Statements.

         3.       Refer to subparagraph (b) below.

(b) Exhibits+

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

         4.4 1999 Stock Option Plan of the Dialysis Corporation of America(1) (May 21, 1999) (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1999 ("DCA 1999 Form 10-K"),
                  Part IV, Item 14(c)(10)(xxiii)).

         4.5 Form of Stock Option Certificate under the Dialysis Corporation of America 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
                  Item 14(c)(10)(xxiv)).

         10       Material contracts.

         10.1 Lease between the Company and Heights Plaza Associates, dated April 30, 1981 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(ii)).

         10.2 Amendment to lease between the Company and Heights Plaza Associates, dated February 12, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"), Part IV, Item 14(c)10.3).

         10.3 Lease between the Company and Viragen, Inc.(2) dated December 8, 1992 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xi)).

         10.4 Addendum to Lease between the Company and Viragen, Inc.(2) dated January 15, 1993 (incorporated by reference to the Company's 1997 Form 10-K, Part IV, Item 14(c)(10)(xii)).

         10.5 Lease Renewal Letter by the Company to Gesualdo Vitale(2) dated August 5, 2002 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(10)(i)).

         10.6 Lease Agreement between the Company and Techdyne, Inc.(3) dated August 29, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2000,
                  Item 7(c)(10)(i)).

         10.7 Amendment No. 1 to the Lease Agreement between the Company and Techdyne, Inc.(3) dated November 29, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"), Part IV, Item 15(c)10.8).

         10.8 Lease Agreement between DCA of Wellsboro, Inc. (formerly Dialysis Services of PA., Inc. - Wellsboro)(4) and James and Roger Stager dated January 15, 1995 (incorporated by reference to the Company's 1994 Form 10-K, Part IV, Item 14(a) 3
                  (10)(lxii)).

         10.9 Lease between Dialysis Corporation of America(1) and DCA of Lemoyne, Inc.(4) dated December 23, 1998 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1998 ("DCA's 1998 Form 10-K"), Part IV, Item 14(c)(ii)).

         10.10 Medical Director Agreement(5) between DCA of Vineland, LLC(6) and Vineland Dialysis Professionals dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
                  Item 14(c)(10)(xxvi)).

         10.11 Agreement for In-Hospital Dialysis Services(7) between DCA of Wellsboro, Inc. (formerly Dialysis Services of PA., Inc. - Wellsboro)(4) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to the Company's September, 1994 Form 10-Q, Part II, Item 6(a)(10)(ii)).

         10.12 Lease between DCA of Carlisle, Inc. (formerly Dialysis Services of PA., Inc. - Carlisle) (8) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 1996 ("DCA's 1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

         10.13 Lease between DCA of Manahawkin, Inc. (formerly Dialysis Services of NJ, Inc. - Manahawkin)(8) and William P. Thomas dated January 30, 1997 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

         10.14 Renewal of Lease between DCA of Manahawkin, Inc.(8) and William P. Thomas dated February 20, 2004 (incorporated by reference Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2003 ("DCA 2003 Form 10-K"), Part IV, Item 15(c)10.8).

         10.15 Equipment Master Lease Agreement BC-105 between Dialysis Corporation of America(1) and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to DCA's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

         10.16 Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105(9) (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("DCA's June, 1997 10-Q"), Part II, Item 6(a), Part II, Exhibit 10(i)).

         10.17 Lease between DCA of Chambersburg, Inc. (formerly Dialysis Services of PA., Inc. - Chambersburg)(8) and BPS Development Group dated April 13, 1998 (incorporated by reference to DCA's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

         10.18 Lease between DCA of Vineland, LLC(6) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

         10.19 Management Services Agreement(10) between Dialysis Corporation of America(1) and DCA of Vineland, LLC(6) dated April 30, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV,
                  Item 14(c)(10)(xxviii)).

         10.20 Amendment No. 1 to Management Services Agreement between Dialysis Corporation of America(1) and DCA of Vineland, LLC(6) dated October 27, 1999 (incorporated by reference to the DCA 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

         10.21 Indemnity Deed of Trust from Dialysis Corporation of America(1) to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated December 13, 1999 ("DCA's December Form 8-K"), Item 7(c)(99)(i)).

         10.22 Guaranty Agreement from Dialysis Corporation of America(1) to St. Michaels Bank dated December 3, 1999 (incorporated by reference to DCA's December Form 8-K, Item 7(c)(99)(ii)).

         10.23 Lease between Dialysis Corporation of America(1) and DCA of So. Ga., LLC(4) dated November 8, 2000 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated January 3, 2001 ("DCA January, 2001 8-K"),
                  Item 7(c)(10)(i)).

         10.24 Lease between DCA of Fitzgerald, LLC(4) and Hospital Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated March 5, 2001 ("DCA March, 2001 8-K"), Item 7(c)(10)(i)).

         10.25 Lease between Dialysis Corporation of America(1) and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2000 ("DCA 2000 Form 10-K"), Part IV, Item 14
                  (c)(10)(xlii)).

         10.26 Employment Agreement between Stephen W. Everett and Dialysis Corporation of America(1) dated December 29, 2000 (incorporated by reference to the DCA 2000 Form 10-K, Part IV,
                  Item 14(c)(10)(vii)).

         10.27 Commercial Loan Agreement between Dialysis Corporation of America(1) and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated June 14, 2001 ("DCA June, 2001 Form 8-K"), Item 7(c)(i)).

         10.28 Promissory Note by Dialysis Corporation of America(1) to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the DCA June, 2001 Form 8-K, Item 7(c)(ii)).

         10.29 Modification Agreement to Dialysis Corporation of America's(1) Promissory Note to Heritage Community Bank, dated December 16, 2002 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2002 ("DCA 2002 Form 10-K"), Part IV, Item 15(c) 10.24).

         10.30 Lease between DCA of Mechanicsburg, LLC(4) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the DCA June, 2001 Form 10-Q, Part II, Item 6(a)(10)(ii)).

         10.31 Lease between Dialysis Corporation of America(1) and Clinch Memorial Hospital dated September 29, 2000 (incorporated by reference to Dialysis Corporation of America's Annual Report on Form 10-K for the year ended December 31, 2001 ("DCA 2001 Form 10-K"), Part IV, Item 14(c) 10.37).

         10.32 Lease between DCA of Central Valdosta, LLC(4) and W. Wayne Fann dated March 20, 2001 (incorporated by reference to DCA 2001 Form 10-K, Part IV, Item 14(c) 10.38).

         10.33 Promissory Note Modification Agreement between DCA of Vineland, LLC(6) and St. Michaels Bank dated December 27, 2002 (incorporated by reference to DCA 2002 Form 10-K, Part IV,
                  Item 15(c) 10.30).

         10.34 Lease between Dialysis Corporation of America(1) and Dr. Gerald Light dated February 15, 2002 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II, Item 6(a)(99)(i)).

         10.35 Lease between DCA of Royston, LLC(4) and Ty Cobb Healthcare System, Inc. dated March 15, 2002 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated April 22, 2002, Item 7(c)(10)(i)).

         10.36 Lease Agreement between DCA of Chevy Chase, LLC(8) and BRE/Metrocenter LLC and Guaranty of Dialysis Corporation of America(1) dated August 8, 2002 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated September 25, 2002, Item 7(c)(10)(i)).

         10.37 Dialysis Corporation of America's(1) Section 125 Plan effective September 1, 2002 (incorporated by reference to Dialysis Corporation of America's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

         10.38 Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(11) dated December 11, 2002 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.35).

         10.39 Promissory Note from DCA of Cincinnati, LLC(11) to Dialysis Corporation of America(1) dated February 3, 2003 (incorporated by reference to DCA 2002 Form 10-K, Part IV, Item 15(c) 10.36).

         10.40 Lease Agreement between DCA of Warsaw, LLC(4) and Warsaw Village, L.P. dated July 23, 2003 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 5, 2003, Item 7(c)(10)(i)).

         10.41 Lease Agreement between DCA of Pottstown, LLC(8) and Fisher Scheler, LLC dated August 19, 2003 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated August 27, 2003, Item 7(c)(iv)(i)).

         10.42 Renewal of Lease between the Company and DCA of Lemoyne, Inc(4) dated December 30, 2003 (incorporated by reference to DCA 2003 Form 10-K, Part IV, Item 15(c)10.3).

         10.43 Business Lease between the Company and Suzanne M. Anderson dated July 1, 2003 (incorporated by reference to the Company's Current Report on Form 8-K dated July 22, 2003, Item 7(c)(10)(i)).

         10.44 Demand Promissory Note from Dialysis Corporation of America(1) to the Company dated March 1, 2004 (incorporated by reference to DCA 2003 Form 10-K, Part IV, Item 15(c)10.46).

         10.45 Employment Agreement between Thomas K. Langbein and the Company dated April 27, 2004 (incorporated by reference to the Company's Current Report on Form 8-K dated April 28, 2004,
                  Item 7(c)(i)).

         10.46 Amendment No. 1 to the Employment Agreement between Thomas K. Langbein and the Company dated October 21, 2004 (incorporated by reference to the Company's Current Report on Form 8-K dated November 19, 2004, item 9.01(c)(i)).

         10.47 Agreement of Lease by and between Copt Concourse, LLC and the Company dated March 31, 2004 (incorporated by reference to Dialysis Corporation of America's Current Report on Form 8-K dated March 31, 2004, Item 7(c)(10)(i)).

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

         21       Subsidiaries of the Company.

         31       Rule 13a-14(a)/15d-14(a) Certifications.

         31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         32       Section 1350 Certifications

         32.1 Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.##

---------

+        Documents incorporated by reference not included in the Exhibit Volume.

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

## In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.

(1)      56% owned subsidiary.

(2) Viragen, Inc., a former subsidiary sold in 1993, sold the property to Gesualdo and Rosanna Vitale in 2000; the Vitales are the new landlords.

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

(6)      51% owned subsidiary of Dialysis Corporation of America.

(7) Dialysis Corporation of America's acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. Agreements for In-Hospital Dialysis Services include the following areas: Valdosta and Fitzgerald, Georgia; Bedford, Carlisle, Chambersburg, Harrisburg, Mechanicsburg and Wellsboro, Pennsylvania; Toledo, Ohio.

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

                                            MEDICORE, INC.


                                            By /S/ THOMAS K. LANGBEIN
                                               ---------------------------------
                                               THOMAS K. LANGBEIN, Chairman
                                               of the Board of Directors, Chief
                                               Executive Officer and President

March 31, 2005

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

Name                                                 Title                                   Date
----                                                 -----                                   ----
/s/ THOMAS K. LANGBEIN              Chairman of the Board of Directors,
---------------------------         Chief Executive Officer and President               March 31, 2005
    Thomas K. Langbein

/s/ DANIEL R. OUZTS                 Vice-President of Finance and
---------------------------         Treasurer (Principal Financial Officer)             March 31, 2005
    Daniel R. Ouzts

/s/ SEYMOUR FRIEND                  Director                                            March 31, 2005
---------------------------
    Seymour Friend

/s/ PETER D. FISCHBEIN              Director                                            March 31, 2005
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE              Director                                            March 31, 2005
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN               Director                                            March 31, 2005
---------------------------
    Robert P. Magrann

/s/ CHARLES B. WADDELL              Director                                            March 31, 2005
---------------------------
    Charles B. Waddell

/s/ LAWRENCE E. JAFFE               Director                                            March 31, 2005
---------------------------
    Lawrence E. Jaffe

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 15(a) (1) and (2), and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 2004

                                 MEDICORE, INC.

                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 15(a)(1) and (2)

                         MEDICORE, INC. AND SUBSIDIARIES

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Medicore, Inc. and subsidiaries are included in Item 8 of the Annual Report on Form 10-K:

                                                                           Page

Consolidated Balance Sheets as of December 31, 2004 and 2003                F-4

Consolidated Statements of Operations--Years ended December 31, 2004,
   2003, and 2002                                                           F-5

Consolidated Statements of Stockholders' Equity--
   Years ended December 31, 2004, 2003 and 2002                             F-6

Consolidated Statements of Cash Flows--
   Years ended December 31, 2004, 2003, and 2002                            F-7

Notes to Consolidated Financial Statements--December 31, 2004               F-8

The following financial statement schedule of Medicore, Inc. and subsidiaries is included in Item 15(d):

         Schedule II-Valuation and qualifying accounts                      F-34

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Medicore, Inc.

We have audited the accompanying consolidated balance sheet of Medicore, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medicore, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /S/ MOORE STEPHENS, P.C.
                                                       -------------------------
                                                       MOORE STEPHENS, P.C.

Cranford, New Jersey

February 18, 2005, except for Note 19,
for which the date is March 15, 2005

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Medicore, Inc.

We have audited the consolidated balance sheet (not presented herein) at December 31, 2002 and the accompanying consolidated statements of income, stockholders' equity and cash flows of Medicore, Inc. and subsidiaries for the year ended December 31, 2002. Our audit also included the information related to the year ended December 31, 2002 on the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medicore, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ WISS & COMPANY, LLP
                                                       -----------------------
                                                       WISS & COMPANY, LLP

March 12, 2003
Livingston, New Jersey

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,           December 31,
                                                                                         2004                    2003
                                                                                      -----------            -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 8,032,576            $10,316,170
  Accounts receivable, less allowance of
    $1,643,000 at December 31, 2004 and $796,000 at December 31, 2003                   8,627,091              4,963,628
  Receivable from sale of former subsidiary                                                    --                384,253
  Inventories, less allowance for obsolescence
    of $61,000 at December 31, 2004 and $90,000 at December 31, 2003                    1,566,892              1,320,255
  Related parties' loan and interest receivable                                           111,696                204,469
  Prepaid expenses and other current assets                                             1,350,608              1,807,663
  Deferred income tax asset                                                               841,000                477,000
                                                                                      -----------            -----------
         Total current assets                                                          20,529,863             19,473,438

Property and equipment
  Land and improvements                                                                 1,027,108              1,027,108
  Building and building improvements                                                    3,252,191              3,232,904
  Equipment and furniture                                                               8,318,684              6,226,312
  Leasehold improvements                                                                4,692,980              3,566,083
                                                                                      -----------            -----------
                                                                                       17,290,963             14,052,407
  Less accumulated depreciation and amortization                                        7,177,770              5,670,595
                                                                                      -----------            -----------
                                                                                       10,113,193              8,381,812
                                                                                      -----------            -----------
Other assets                                                                            1,306,389                668,763
Goodwill                                                                                3,649,014              2,291,333
                                                                                      -----------            -----------
         Total other assets                                                             4,955,403              2,960,096
                                                                                      -----------            -----------
                                                                                      $35,598,459            $30,815,346
                                                                                      ===========            ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      1,660,710            $ 1,209,128
  Accrued expenses and other current liabilities                                        5,752,137              4,228,391
  Current portion of long-term debt                                                       513,000                575,000
  Income taxes payable                                                                         --                 28,949
                                                                                      -----------            -----------
         Total current liabilities                                                      7,925,847              6,041,468
Long-term debt, less current portion                                                    1,585,935              2,097,355
Acquisition liabilities                                                                   380,297                     --
Deferred income tax liability                                                           1,135,000                742,000
                                                                                      -----------            -----------
         Total liabilities                                                             11,027,079              8,880,823
Minority interest in subsidiaries                                                       7,042,885              4,941,655
Commitments and Contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares; 6,990,630 shares issued and outstanding at December 31, 2004;
     6,753,943 shares issued and outstanding at December 31, 2003                          69,906                 67,539
  Additional paid-in capital                                                           13,027,511             13,007,988
  Retained earnings                                                                     4,431,078              3,917,341
                                                                                      -----------            -----------
         Total stockholders' equity                                                    17,528,495             16,992,868
                                                                                      -----------            -----------
                                                                                      $35,598,459            $30,815,346
                                                                                      ===========            ===========


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               2004                 2003                   2002
                                                                           ------------          ------------          ------------
Operating revenues
     Sales:
         Product sales                                                     $    782,014          $    810,482          $    889,904
         Medical service revenues                                            40,449,562            29,676,388            25,162,380
                                                                           ------------          ------------          ------------
                  Total sales                                                41,231,576            30,486,870            26,052,284
     Other income                                                               536,434               320,580               191,213
                                                                           ------------          ------------          ------------
                                                                             41,768,010            30,807,450            26,243,497
Cost and expenses:
     Cost of sales:
         Cost of product sales                                                  492,461               514,354               496,984
         Cost of medical services                                            23,545,586            18,220,891            15,066,551
                                                                           ------------          ------------          ------------
                  Total cost of sales                                        24,038,047            18,735,245            15,563,535
     Legal fees related party                                                   413,000               342,000               310,000
     Selling, general and administrative expenses                            13,994,659            11,002,995             8,423,588
     Provision for doubtful accounts                                          1,197,905               289,582               705,158
                                                                           ------------          ------------          ------------
                                                                             39,643,611            30,369,822            25,002,281
                                                                           ------------          ------------          ------------
Operating income                                                              2,124,399               437,628             1,241,216
                                                                           ------------          ------------          ------------
Other income (expense):
Interest income related parties                                                   7,057                30,111                30,714
                                                                           ------------          ------------          ------------
Gain on sale of former subsidiary                                               545,995                    --                    --
                                                                           ------------          ------------          ------------
Gain on sale of securities                                                      402,493               784,005                    --
Other income, net                                                               372,277               286,690               414,943
                                                                           ------------          ------------          ------------
                                                                              1,327,822             1,100,806               445,657
                                                                           ------------          ------------          ------------
Income before income taxes, minority interest and
  equity in affiliate earnings                                                3,452,221             1,538,434             1,686,873
Income tax provision                                                          1,589,292               636,289               646,880
                                                                           ------------          ------------          ------------
Income before minority interest and
   equity in affiliate earnings                                               1,862,929               902,145             1,039,993
Minority interest in income of consolidated subsidiaries                     (1,632,138)             (673,145)             (627,408)
Equity in affiliate earnings                                                    282,946                44,354                69,533
                                                                           ------------          ------------          ------------
Net income                                                                 $    513,737          $    273,354          $    482,118
                                                                           ============          ============          ============
Earnings per share:
   Basic                                                                   $        .07          $        .04          $        .07
                                                                           ============          ============          ============
   Diluted                                                                 $        .06          $        .03          $        .06
                                                                           ============          ============          ============


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Common        Additional
                                                              Stock          Paid-In    Comprehensive   Retained
                                                                             Capital        Income      Earnings           Total
                                                              ------      -----------   -------------   ----------      -----------
Balance December 31, 2001                                    $66,002      $12,806,898                   $3,161,869      $16,034,769
Net income                                                                                 $482,118        482,118          482,118
                                                                                           ========
Stock option expense                                                            3,750                                         3,750
Repurchase and cancellation of 27,500 common shares             (275)         (38,290)                                      (38,565)
                                                              ------      -----------                   ----------      -----------
Balance December 31, 2002                                     65,727       12,772,358                    3,643,987       16,482,072
Net income                                                                                 $273,354        273,354          273,354
                                                                                           ========
Consultant stock options                                                       56,000                                        56,000
Exercise of subsidiary stock options                                          (60,188)                                      (60,188)
Repurchase and cancellation of 48,500 common shares             (485)         (66,125)                                      (66,610)
Repurchase of stock by subsidiary                                              (8,703)                                       (8,703)
Exercise of stock options for 229,668 common shares            2,297          314,646                                       316,943
                                                              ------      -----------                   ----------      -----------
Balance December 31, 2003                                     67,539       13,007,988                    3,917,341       16,992,868
Net income                                                                                 $513,737        513,737          513,737
                                                                                           ========
Exercise of subsidiary stock options
including $67,939 company portion of $119,611
subsidiary tax effect (Notes 4 and 5)
                                                                                                          (354,453)        (354,453)
Exercise of stock option for 236,687 shares (Note 5)           2,367          321,476                                       323,843
Payment prior year stock grant                                                 52,500                                        52,500
                                                              ------      -----------                   ----------      -----------
Balance December 31, 2004                                    $69,906      $13,027,511                   $4,431,078      $17,528,495
                                                             =======      ===========                   ==========      ===========


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                   2004                2003                2002
                                                                               ------------        ------------        ------------
Operating activities:
  Net income                                                                   $    513,737        $    273,354        $    482,118
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation                                                                 1,539,103           1,227,363           1,117,462
     Amortization                                                                     6,243               2,314               6,190
     Bad debt expense                                                             1,197,905             289,582             705,157
     Inventory obsolescence provision (credit)                                      (28,742)            (15,071)            (53,000)
     Stock and option related compensation                                          347,178             349,612               3,750
     Minority interest                                                            1,632,138             673,145             627,408
     Gain on sale of former subsidiary                                             (545,995)                 --                  --
     Equity in affiliate earnings                                                  (282,946)            (44,354)            (69,533)
     Deferred income tax provision (benefit)                                         29,000             (12,000)            127,000
     Gain on sale of securities                                                    (402,493)           (784,005)                 --
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                       (4,645,543)         (1,681,363)           (222,286)
       Inventories                                                                 (157,309)           (158,574)           (117,014)
       Interest receivable related parties                                           (7,058)            (30,111)            (30,714)
       Prepaid expenses and other current assets                                    449,036              76,888          (1,536,046)
       Accounts payable                                                             322,977            (200,216)           (220,047)
       Accrued expenses and other current liabilities                             1,901,338             829,568             706,018
       Income taxes payable                                                          90,662              28,949          (2,322,736)
                                                                               ------------        ------------        ------------
              Net cash provided by (used in) operating activities                 1,959,231             825,081            (796,273)
Investing activities:

  Purchase of minority interests in subsidiaries                                   (670,000)           (670,000)           (300,000)
  Notes receivable                                                                       --                  --            (250,000)
  Acquisition of dialysis centers                                                  (757,616)            (75,000)           (550,000)
  Additions to property and equipment, net of minor disposals                    (3,182,253)         (1,661,343)           (943,647)
  Earn-out payment on sale of former subsidiary                                     930,248           1,010,747           1,105,000
  Other assets                                                                      (16,683)             (5,178)             22,354
  Proceeds from sale of securities                                                  402,493           3,541,081                  --
  Distributions from affiliate                                                       96,633              77,000              22,800
  Loans to physician affiliates                                                    (125,000)           (150,000)                 --
                                                                               ------------        ------------        ------------
              Net cash (used in) provided by investing                           (3,322,178)          2,067,307            (893,493)
activities
Financing activities:

  Line of credit net payments                                                            --             (79,157)           (106,373)
  Payments on long-term borrowings                                                 (715,037)           (589,956)           (444,335)
  Proceeds from exercise of stock options                                             5,400              34,875                  --
  Share payment prior year stock grant                                               52,500
  Subsidiary repurchase of stock                                                         --             (42,000)                 --
  Repurchase of stock                                                                    --             (66,610)            (38,565)
  Capital contributions by subsidiaries' minority members                           172,000             204,382              10,570
  Distribution to subsidiaries' minority members                                   (435,510)           (118,655)            (10,000)
                                                                               ------------        ------------        ------------
              Net cash used in financing activities                                (920,647)           (657,121)           (588,703)
                                                                               ------------        ------------        ------------
(Decrease) increase in cash and cash equivalents                                 (2,283,594)          2,235,267          (2,278,469)
Cash and cash equivalents at beginning of year                                   10,316,170           8,080,903          10,359,372
                                                                               ------------        ------------        ------------
Cash and cash equivalents at end of year                                       $  8,032,576        $ 10,316,170        $  8,080,903
                                                                               ============        ============        ============

                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: The company has three reported business segments. The medical services segment, operated by Medicore's 57% owned subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), owns 21 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other unaffiliated Georgia center, and has five dialysis centers under development; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000 with an investment in and financing to Linux software companies.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 36% in 2004, 37% in 2003 and 34% in 2002 of medical service cost of sales. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO which amounted to approximately $11,381,000 in 2004, $8,308,000 in 2003 and $6,447,000 in 2002,
comprised 28% in 2004, 28% in 2003 and 26% in 2002 of medical service revenue.

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

         Property and Equipment: Property and equipment is stated at cost. Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 15 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Depreciation expense was $1,539,103 in 2004, $1,227,363 in 2003 and $1,117,462
in 2002. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

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

         Goodwill: Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August 2001 and June 2003 and the acquisition of Georgia dialysis centers in April 2002 and April 2003 and acquisition of a Pennsylvania dialysis business at the close of business on August 31, 2004, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill. See Note 9.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Deferred Expenses: Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Deferred expenses of approximately $80,000 at December 31, 2004 and $4,000 at December 31, 2003 are recorded as other assets. Amortization expense was $6,243 in 2004, $2,314 in 2003 and $6,190 in 2002.

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

         Other Income

         Operating:

         Other operating income is comprised as follows:

                                                 Year Ended December 31,
                                      ------------------------------------------
                                        2004             2003             2002
                                      --------         --------         --------
Management fee income                 $402,251         $320,580         $191,213
Litigation settlement                  134,183               --               --
                                      --------         --------         --------
                                      $536,434         $320,580         $191,213
                                      ========         ========         ========


         Non-Operating:

         Other income, net, is comprised as follows:

                                               Year Ended December 31,
                                  ---------------------------------------------
                                    2004               2003              2002
                                  ---------         ---------         ---------
Rental income                     $ 346,236         $ 313,183         $ 294,227
Interest income                     119,144            94,738           322,989
Interest (expense)                 (162,791)         (201,651)         (242,442)
Other                                69,688            80,420            40,169
                                  ---------         ---------         ---------
Other income, net                 $ 372,277         $ 286,690         $ 414,943
                                  =========         =========         =========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

                                                         December 31,      December 31,
                                                            2004              2003
                                                         ----------        ----------
Accrued compensation                                     $1,531,743        $1,230,685
Due to insurance companies                                2,926,711         1,759,397
Acquisition liabilities current portion (See Note 11)       380,298           670,000
Other                                                       913,385           568,309
                                                         ----------        ----------
                                                         $5,752,137        $4,228,391
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

         Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted in 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.76% for option grants during 2003 and 1.83% for the January 2000 options modified in January 2002; no dividend yield; volatility factor of the expected market price of the company's common stock of .78 for option grants during 2003 and .67 for the January 2000 options modified in January 2002; and an expected life of 2.17 years for option grants during 2003 and 1 year for the January 2000 options modified in January 2002. There were no Medicore options granted in 2004.

         The fair value of Dialysis Corporation of America's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.83%, 1.44%, 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.31, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                        2004            2003            2002
                                                      ---------       ---------       ---------
Net income, as reported                               $ 513,737       $ 273,354       $ 482,118

Stock-based employee compensation expense
         under fair value method, net of related
         tax effects                                   (113,728)        (43,257)        (28,830)
                                                      ---------       ---------       ---------
Pro forma net income-basic computation                  400,009         230,097         453,288
Subsidiary dilutive securities adjustments              (77,659)        (66,691)        (79,305)
                                                      ---------       ---------       ---------
Pro forma net income-diluted computation              $ 322,350       $ 163,406       $ 373,983
                                                      =========       =========       =========

Earnings per share:

         Basic, as reported                           $     .07       $     .04       $     .07
                                                      =========       =========       =========
         Basic, pro forma                             $     .06       $     .03       $     .07
                                                      =========       =========       =========
         Diluted, as reported                         $     .06       $     .03       $     .06
                                                      =========       =========       =========
         Diluted, pro forma                           $     .04       $     .02       $     .06
                                                      =========       =========       =========


         Earnings Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, using the treasury stock method and average market price.

                                                                        Year Ended December 31,
                                                              -----------------------------------------------
                                                                 2004              2003              2002
                                                              -----------       -----------       -----------
Net income, numerator-basic computation                       $   513,737       $   273,354       $   482,118
Adjustment due to subsidiaries' dilutive securities               (77,659)          (66,691)          (79,305)
                                                              -----------       -----------       -----------
Net income as adjusted, numerator-diluted computation         $   436,078       $   206,663       $   402,813
                                                              ===========       ===========       ===========

Weighted average shares- denominator basic computation          6,988,915         6,580,932         6,596,837
Effect of dilutive stock options                                  198,985            93,347            79,144
                                                              -----------       -----------       -----------
Weighted average shares, as adjusted-denominator diluted
computation                                                     7,187,900         6,674,279         6,675,981
                                                              ===========       ===========       ===========

Earnings per share:

Basic                                                         $       .07       $       .04       $       .07
                                                              ===========       ===========       ===========
Diluted                                                       $       .06       $       .03       $       .06
                                                              ===========       ===========       ===========

         The company had various potentially dilutive stock options during the periods presented. See Note 5.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

         Credit Risk: The company's primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to our medical services division, and amounts owed by commercial customers to our medical products division. Receivables of our medical services division from Medicare and Medicaid comprised 52% of that division's receivables at December 31, 2004 and 59% at December 31, 2003.

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

         Comprehensive Income: The company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income.

         Revenue Recognition: Net medical service revenues are recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers, other third-party payors, and directly from patients. The medical services division occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay; however, the amount is not significant and the medical services division does not record revenue related to these charitable treatments. Product sales are recorded pursuant to stated shipping terms.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

New Pronouncements

         On November 24, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" an amendment of ARB No. 43, Chapter 4 ("FAS 151). FAS 151 requires companies to recognize as current period charges abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). FAS 151 also requires manufacturers to allocate fixed production overheads to inventory based on normal capacity of their production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements.

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets', an amendment of APB Opinion No. 29 ("FAS 153"). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Previous to FAS 153 some nonmonetary exchanges, although commercially substantive were recorded on a carryover basis rather than being based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect FAS 153 to have a significant effect on its financial statements.

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123(R)). Provisions of FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, will be required to apply FAS 123(R) in the first interim or annual reporting period that beginning after June 15, 2005. The company will be subject to the provisions of FAS 123(R) effective July 1, 2005. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost related to the unvested options to be recognized over the vesting period of the options. The company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements.

         Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $115,000, $76,000 and $60,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

         Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

         In July, 2003, we reached an agreement with Viragen pursuant to mediation proceedings following our obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to us under a royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004 and August 1, 2005, with annual interest accruing at 5% on the August 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and has remitted quarterly payments of $2,580 in October 2003, $2,905 in January 2004, $3,735 in April 2004, $3,426 in July 2004,
$1,521 in November 2004 and $2,543 in January 2005.

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

         Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter, with an interest rate of 5% at December 31, 2003 and 5.25% at December 31, 2002, which is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $610,000 at December 31, 2004 and $636,000 at December 31, 2003.

         In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006 secured by its land and building in Valdosta, Georgia with interest at 8.29% until March 2002, 7.59% thereafter until December 16, 2002 and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002, with an interest rate of 6% at December 31, 2003 and December 31, 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. The remaining principal balance under this mortgage amounted to approximately $675,000 at December 31, 2004 and $715,000 at December 31, 2003.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 3--LONG TERM DEBT--Continued

         The Dialysis Corporation of America equipment financing agreement is for financing for kidney dialysis machines for Dialysis Corporation of America's facilities in Pennsylvania and Maryland, New Jersey and Georgia. Financing, which is secured by the financed equipment, totaled approximately $399,000 in 2002 with no additional financing during 2003 or 2004. Monthly payments under the agreement, which totaled approximately $46,000 as of December 31, 2004, are pursuant to various schedules extending through August 2007 with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." See Note 14. The remaining principal balance under this financing amounted to approximately $814,000 at December 31, 2004 and $1,321,000 at December 31, 2003.

  Long-term debt is as follows:

                                                                                     December 31,
                                                                              --------------------------
                                                                                 2004            2003
                                                                              ----------      ----------
Development loan secured by land and building with a net book value of $319,000 at December 31, 2004.  Payments of principal
   and interest as described above                                            $  609,580         636,182

Mortgage note secured by land and building with a net book value of $868,000 at December 31, 2004.  Payments of principal and
   interest as described above                                                   675,018         714,979

Equipment financing agreement secured by Dialysis Corporation of America equipment with a net book value of $977,000 at December 31,
   2004.  Payments of principal and interest as described above                  814,337       1,321,194
                                                                              ----------      ----------
                                                                               2,098,935       2,672,355
Less current portion                                                             513,000         575,000
                                                                              ----------      ----------
                                                                              $1,585,935      $2,097,355

         The prime rate was 5.25% as of December 31, 2004 and 4.00% as of December 31, 2003. For interest payments, see Note 14.

         Scheduled maturities of long-term debt outstanding at December 31, 2004 are approximately:

               2005      $  513,000
               2006         956,000
               2007         630,000
               2008              --
               2009              --
         Thereafter              --
                         ----------
                         $2,099,000

         The company's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at December 31, 2004 and December 31, 2003.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 4--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets are as follows:

                                                                   December 31,
                                                           -----------------------------
                                                               2004              2003
                                                           -----------       -----------
Deferred tax liabilities:
  Tax over book depreciation                               $   856,000       $   285,000
  Gain on sale of DCA stock                                    683,000           691,000
                                                           -----------       -----------
      Total deferred tax liability                           1,539,000           976,000

Deferred tax assets:

  Obsolescence and other accounts receivable reserves          628,000           345,000
  Inventory capitalization                                      27,000            28,000
  Book over tax depreciation                                        --             8,000
  Installment gain on securities sale                           56,000                --
  Startup costs                                                126,000            47,000
  Net operating loss carryforwards                             708,000           286,000
  Accrued expenses and other                                   130,000           123,000
                                                           -----------       -----------
Sub-total                                                    1,675,000           837,000
Valuation allowance                                           (430,000)         (126,000)
                                                           -----------       -----------
Net deferred tax asset                                       1,245,000           711,000
                                                           -----------       -----------

Net deferred tax liability                                 $   294,000       $   265,000
                                                           ===========       ===========

         Due to the uncertainty as to the realizability of deferred tax assets, a valuation allowance of $430,000 and $126,000, which relates to net operating loss carryforwards, was recorded as of December 31, 2004 and 2003, respectively, reflecting an increase of $304,000 for 2004. The company has approximately $1,200,000 of net operating loss carryforwards expiring in 2024.

         Deferred taxes in the accompanying balance sheets consist of the following components:

                                                   December 31,
                                          ------------------------------
                                              2004              2003
                                          -----------       -----------
Current deferred tax asset                $   841,000       $   477,000

Long-term deferred tax asset                  404,000           234,000
Long-term deferred tax liability            1,539,000          (976,000)
                                          -----------       -----------
Net long-term deferred tax liability       (1,135,000)         (742,000)
                                          -----------       -----------

Net deferred tax liability                $  (294,000)      $  (265,000)
                                          ===========       ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 4--INCOME TAXES--Continued

         The deferred tax liability includes $683,000 at December 31, 2004 and $691,000 at 2003, resulting from income tax expense recorded on gains recognized for financial reporting purposes, but not for income tax purposes. The result is a difference between book and tax basis of the company's investment in Dialysis Corporation of America. This temporary difference would reverse upon the occurrence of certain events relating to the divestiture of Dialysis Corporation of America. This deferred tax liability has been classified as non-current. See
Note 1.

         Significant components of the provision (benefit) for income taxes are as follows:

                           Year Ended December 31,
               ------------------------------------------------
                  2004              2003              2002
               -----------       -----------       -----------
Current:

  Federal      $ 1,221,498       $   383,984       $   395,667
  State            330,809           264,305           124,213
  City               7,985                --                --
               -----------       -----------       -----------
                 1,560,292           648,289           519,880
               -----------       -----------       -----------

Deferred:

  Federal          135,364             3,000           328,000
  State           (106,364)          (15,000)         (201,000)
               -----------       -----------       -----------
                    29,000           (12,000)          127,000
               -----------       -----------       -----------
               $ 1,589,292       $   636,289       $   646,880
               ===========       ===========       ===========

         The reconciliation of income tax attributable to income (loss) before income taxes, minority interests and equity in affiliate earnings (loss) computed at the U.S. federal statutory rate (34%) to income tax expense is as follows:

                                                                       Year Ended December 31,
                                                           -----------------------------------------------
                                                               2004              2003              2002
                                                           -----------       -----------       -----------
Tax at statutory rate                                      $ 1,173,755       $   523,069       $   573,537
Adjustments resulting from:

  State income taxes-net of federal income tax effect          212,515           189,116           110,691
  Non deductible items                                          45,232            25,154            14,287
  Prior year tax return to provision adjustment                (76,426)               --            (5,456)
  Change in valuation allowance                                338,090                --          (102,000)
  Other                                                       (103,874)         (101,050)           55,821
                                                           -----------       -----------       -----------
                                                           $ 1,589,292       $   636,289       $   646,880
                                                           ===========       ===========       ===========


         The exercise of 70,348 Dialysis Corporation of America non-qualified stock options during 2004 resulted in a tax deduction for Dialysis Corporation of America of approximately $304,000 corresponding to the difference in the market value of the shares obtained on exercise and the exercise price of the options. The deduction resulted in a decrease in income taxes payable of approximately $120,000 and a corresponding increase in Dialysis Corporation of America's equity which in turn resulted in an increase of approximately $68,000 in the company's additional paid in capital related to its 57% interest in Dialysis Corporation of America and a $52,000 increase in minority interest in the company's consolidated balance sheet related to the 43% minority interest in Dialysis Corporation of America.. This represents a non-cash financing activity, which is a supplemental disclosure required by Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

         For income tax payments, see Note 14.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION

         On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of December 31, 2004, 2,000 shares have been issued under this Plan.

         In July, 2000, the company granted, under its 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and its subsidiaries. The options have an exercise price of $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled during 2003 due to employee terminations and resignations. In June, 2001, 115,000 options were exercised. In September, 2003, the company's board of directors authorized the granting of bonuses to its officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by these individuals as of September 11, 2003 resulting in the exercise of 229,668 options. In January, 2004, the company's board of directors authorized the granting of bonuses to the company's officers, directors and employees, which bonuses were partially comprised of the exercise of a portion of the options then held by these individuals resulting in the exercise of 234,671 options. At December 31, 2004, a total of 224,661 options were outstanding under the 1989 Stock Option Plan.

         As part consideration for a May, 2003 consulting agreement, the company granted options to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The fair value of these options was $56,000 pursuant to a Black-Scholes computation. The $56,000 expense was being deferred and amortized over the one year life of the consulting agreement which expired on May 30, 2004. Approximately $23,000 of such expense was recorded during the year ended December 31, 2004 and $33,000 during the year ended December 31, 2003. The option was exercised on February 28, 2005 through a cashless exercise with the consultant receiving a net of 130,000 shares from the option exercise. The consulting agreement was continued on a month-to-month basis through December 2004. See Note 8.

         On September 25, 2003, the company granted options for 21,000 common shares to each of two directors for their service on several of its board committees, including its audit committee. The options were granted under the company's 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005. On July 14, 2004, one of the directors acquired an aggregate of 2,016 shares by effecting a "cashless" exercise of the vested portion of his option with respect to 7,000 shares. The director agreed to forego the balance of 4,984 shares underlying the option in lieu of making cash payment for the exercise price. See Note 14.

         The company issued 875,000 shares of stock as compensation to officers and directors in June 2001. In connection with a revaluation of this issuance of shares, officers and directors who received these shares paid the company $52,500 during 2004.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

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

         In September, 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately and the

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

remaining 120,000 options vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2003. These exercises represent a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 15. In January, 2004, 7,200 of these options were exercised with Dialysis Corporation of America receiving a $5,400 cash payment for the exercise price. Of the 30,000 immediately exercisable options, 15,346 have been exercised and 14,654 cancelled due to the resignation of a Dialysis Corporation of America director in June 2004. Of the remaining 120,000 options, 90,000 had vested as of December 31, 2004.

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

         In May, 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 21,000 shares to certain of its employees of which 11,000 were outstanding and vested at December 31, 2004. These options are exercisable at $2.05 per share through May 28, 2007. Options for 10,000 shares have been cancelled as a result of the termination of several employee option holders.

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

         In June 2004, Dialysis Corporation of America's board of directors granted 160,000 options to officers and directors exercisable at $4.02 per share through June 6, 2009. 15,000 options vested immediately and the remaining 145,000 options vest annually in equal 25% increments commencing June 7, 2005.

         In August 2004, Dialysis Corporation of America's board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 12, 2009. The options vest 25% annually commencing August 16, 2005.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

         A summary of the company's stock option activity, and related information for the years ended December 31, follows, with modified options being reflected as grants and the original grants being modified reflected as cancellations:

                                                       2004                         2003                           2002
                                            --------------------------   ---------------------------   -----------------------------
                                                          Weighted-                      Weighted-
                                                           Average                        Average                  Weighted-Average
                                            Options     Exercise Price   Options      Exercise Price   Options     Exercise Price
                                            ----------  --------------   -----------  --------------   ----------  -----------------
Outstanding-beginning of year                  701,332                    1,205,000                      1,365,000
Granted                                             --         --          242,000         $   2.46        25,000       $   3.00
Exercised                                     (241,671)     $   1.41      (229,668)        $   1.38            --          --
Expired                                             --         --         (516,000)        $   3.18      (185,000)          2.88
                                              --------                    ---------                     ---------
Outstanding-end of year                        459,661                     701,332                      1,205,000
                                              ========                    =========                     =========

Outstanding - end of year:
January 2000 and February 2000 options              --         --               --            --          500,000       $   3.24
July 2000 options                              224,661      $   1.38       459,332         $   1.38       705,000       $   1.38
May 2003 options                               200,000      $   2.50       200,000         $   2.50            --          --
September 2003 options                          35,000      $   2.25        42,000         $   2.25            --          --
                                              --------                    ---------                     ---------
                                               459,661                     701,332                      1,205,000
                                              ========                    =========                     =========

Outstanding and exercisable at end of year:
January 2000 and February 2000 options              --         --               --            --          500,000       $   3.24
July 2000 options                              224,661      $   1.38       459,332         $   1.38       705,000       $   1.38
May 2003 options                               200,000      $   2.50       200,000         $   2.50            --          --
September 2003 options                          21,000      $   2.25        14,000         $   2.25            --          --
                                              --------                    ---------                     ---------
                                               445,661                     673,332                      1,205,000
                                              ========                    =========                     =========
Weighted-average fair value of
   options granted, including
   modified options, during the year                                        $0.46                         $0.15
                                                                          =========                     =========



         The remaining contractual life at December 31, 2004 is .6 years for the July 2000 options, .4 years for the May 2003 options and 1.7 years for the September 2003 options.

         The company has 957,661shares reserved for future issuance at December 31, 2004, including: 224,661 shares for the 1989 plan; 200,000 shares for the May 2003 options; 35,000 shares for the September 2003 options; 98,000 shares for key employee stock plan; and 400,000 shares for an employment agreement.

         A summary of Dialysis Corporation of America's stock option activity, and related information for the years ended December 31, follows:

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 5--STOCK OPTIONS AND STOCK COMPENSATION--Continued

                                                       2004                         2003                           2002
                                            --------------------------   ---------------------------   -----------------------------
                                                          Weighted-                      Weighted-
                                                           Average                        Average                  Weighted-Average
                                             Options     Exercise Price   Options      Exercise Price   Options     Exercise Price
                                            ----------  --------------   -----------  --------------   ----------  -----------------
Outstanding-beginning of year                 1,191,716                   1,367,000                      1,410,000
Granted                                         230,000   $   3.94           60,000      $   1.88           81,000        $   2.05
Cancellations                                   (14,654)  $   0.75          (51,000)     $   1.63         (124,000)       $   0.67
Exercised                                      (712,446)  $   0.63         (184,284)     $   0.73               --              --
Expired                                              --         --               --            --               --              --
                                              ---------                   ---------                     ---------
Outstanding-end of year                         694,616                   1,191,716                     1,367,000
                                              =========                   =========                     =========

Outstanding-end of year:
   August 2004 options                           50,000   $   4.02
   June 2004 options                            160,000   $   4.02
   January 2004 options                          20,000   $   3.09
   August 2003 options                           10,000   $   2.25           10,000      $   2.25
   June 2003 options                             50,000   $   1.80           50,000      $   1.80
   May 2002 options                              11,000   $   2.05           11,000      $   2.05           17,000        $   2.05
   March 2002 options                                --         --               --            --           60,000        $   1.58
   September 2001 options                       120,000   $   0.75          146,430      $   0.75          150,000        $   0.75
   January 2001 options                         273,616   $   0.63          330,000      $   0.63          330,000        $   0.63
   April 1999 options                                --         --          644,286      $   0.63          800,000        $   0.63
   June 1998 options                                 --         --               --            --           10,000        $   1.13
                                              ---------                   ---------                     ---------
                                                694,616                  1,191,716                     1,367,000
                                              =========                   =========                     =========
Outstanding and exercisable-
end of year:
   June 2004 options                             15,000   $   4.02               --            --               --              --
   August 2003                                    5,000   $   2.25               --            --               --              --
   June 2003                                     12,500   $   1.80               --            --               --              --
   May 2003                                      11,000   $   2.05               --            --               --              --
   September 2001 options                        90,000   $   0.75           90,000      $   0.75           60,000        $   0.75
   January 2001 options                         207,616   $   0.63          198,000      $   0.63          132,000        $   0.63
   April 1999 options                                --         --          644,286      $   0.63          800,000        $   0.63
   June 1998 options                                 --         --               --            --           10,000        $   1.13
                                              ---------                   ---------                     ---------
                                                341,116                     932,286                      1,002,000
                                              =========                   =========                     =========

Weighted-average fair value of
   options granted during the year                $3.88                       $1.41                          $1.28
                                              =========                   =========                     =========

       The remaining contractual life at December 31, 2004 is 4 years for the January 2004 options, 4.4 years for the June 2004 options, 4.5 years for the August 2004 options, 3.4 years for the June 2003 options, 1.7 years for the August 2003 options, 2.4 years for the May 2002 options, 1.7 years for the September 2001 options and 1 year for the January 2001 options.

         All options of the company and Dialysis Corporation of America were issued at fair market value on the date of grant.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 6--BUSINESS SEGMENT DATA

       The following summarizes information about the company's three reported business segments, which are managed separately. The medical products division has been shown separately even though not required by FAS 131. Corporate activities include general corporate revenues and expenses. Corporate assets include unallocated cash and other current assets, deferred income taxes and corporate fixed assets and other non-current assets not allocated to any of the segments. Intersegment sales, of which there were none for the periods presented, are generally intended to approximate market price. The company's operations are primarily domestic, with all property, plant and equipment located in the United States and minimal sales outside the Untied States. See Notes 1 and 12.

BUSINESS SEGMENT OPERATING REVENUES

                                                                           2004                    2003                    2002
                                                                       ------------            ------------            ------------
Medical Products                                                       $    782,014            $    810,482            $    889,904
Medical Services                                                         40,985,996              29,996,968              25,353,593
                                                                       ------------            ------------            ------------
                                                                       $ 41,768,010            $ 30,807,450            $ 26,243,497
                                                                       ============            ============            ============
BUSINESS SEGMENT PROFIT (LOSS)

Medical Products                                                       $   (164,880)           $   (130,090)           $       (728)
Medical Services                                                          4,188,934               2,207,132               2,099,156
New Technology                                                                   --                 799,005                 210,412
Corporate                                                                (1,520,321)             (1,337,613)               (621,967)
Gain on sale of former subsidiary                                           545,995                      --                      --
Gain on sale of securities                                                  402,493                      --
                                                                       ------------            ------------            ------------
                                                                                                                       ------------
                                                                       $  3,452,221            $  1,538,434            $  1,686,873
                                                                       ============            ============            ============
BUSINESS SEGMENT ASSETS

Medical Products                                                       $    389,383            $    384,816            $    392,992
Medical Services                                                         26,489,714              19,604,374              17,153,984
New Technology                                                                   --                      --               2,742,076
Corporate                                                                10,630,329              11,060,251               8,386,678
Elimination of corporate advance receivable
    from medical services                                                  (449,320)               (234,095)                     --
Elimination of corporate note receivable
     from medical services                                               (1,435,008)                     --                      --
Elimination of corporate interest  receivable
     from medical services                                                  (26,639)
                                                                                               ------------            ------------
                                                                                               ------------            ------------
                                                                       $ 35,598,459            $ 30,815,346            $ 28,675,730
                                                                       ============            ============            ============
OTHER BUSINESS SEGMENT INFORMATION

Interest income:

Medical Services                                                       $     39,595            $     53,886            $     47,846
New Technology                                                                   --                  15,000                 210,411
Corporate                                                                   142,602                  57,596                  98,403
Elimination of medical services intercompany
     interest charge to corporate                                                --                      --                  (2,957)
Elimination of medical services intercompany
     interest charge to new technology                                           --                      --
Elimination of corporate intercompany
     interest charge to medical services                                    (55,996)                 (1,633)                     --
                                                                       ------------            ------------            ------------
                                                                       $    126,201            $    124,849            $    353,703
                                                                       ============            ============            ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 6--BUSINESS SEGMENT DATA--Continued

                                                                            2004                    2003                    2002
                                                                        -----------             -----------             -----------
Interest expense:
Medical Products                                                        $        --             $       335             $    10,904
Medical Services                                                            218,787                 202,949                 220,441
Corporate                                                                        --                      --                  14,054
Elimination of medical services intercompany
     interest charge to corporate                                                --                      --                  (2,957)
Elimination of corporate intercompany
   interest charge to medical services                                      (55,996)                 (1,633)                     --
                                                                        -----------             -----------             -----------
                                                                        $   162,791             $   201,651             $   242,442
                                                                        ===========             ===========             ===========
Depreciation and amortization:

Medical Products                                                        $        --             $        --             $       563
Medical Services                                                          1,498,987               1,186,234               1,065,887
Corporate                                                                    46,358                  43,443                  57,202
                                                                        -----------             -----------             -----------
                                                                        $ 1,545,345             $ 1,229,677             $ 1,123,652
                                                                        ===========             ===========             ===========

Other significant non-cash items:

New Technology:

Gain on sale of securities                                              $   402,493             $   784,005             $        --
Medical Services:

     Stock option related compensation expense                                   --                 120,000                 100,000
Corporate:

     Stock option related compensation expense                              347,178                 349,612                      --
     Gain on sale of former subsidiary                                      549,995                      --                      --

Capital Expenditures:

Medical Products                                                        $        --             $        --             $    (1,121)
Medical Services                                                          3,132,000               1,656,000               1,325,882
Corporate                                                                    50,000                   4,000                  17,413
                                                                        -----------             -----------             -----------
                                                                        $ 3,182,000             $ 1,660,000             $ 1,342,174
                                                                        ===========             ===========             ===========

MAJOR CUSTOMERS

         Medical services revenues represent revenues of the company's dialysis division. A significant portion of medical service revenue pertains to services provided to individuals receiving Medicare and Medicaid benefits or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the company's operations. Approximately 56%, 62% and 58% of medical service revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were derived from Medicare and Medicaid reimbursement.

NOTE 7--COMMITMENTS

Commitments

         The company and its subsidiaries have leases on facilities housing its dialysis operations, medical products operations and administrative offices and equipment leases, which expire at various dates.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 7--COMMITMENTS --Continued

Total rent expense was approximately $1,355,000, $953,000 and $688,000 in fiscal 2004, 2003 and 2002, respectively The aggregate lease commitments at December 31, 2004 for the Company's non-cancelable operating leases with a term of one year or more are approximately:

                   2005                               $1,580,000
                   2006                                1,552,000
                   2007                                1,460,000
                   2008                                1,401,000
                   2009                                1,030,000
                   Thereafter                          2,150,000
                                                      ----------
                                                      $9,173,000

         Effective January 1, 1997, Dialysis Corporation of America established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and Techdyne adopted the 401(k) profit sharing plan of Lytton, a Techdyne subsidiary, as participating employers effective July 1, 1998. Subsequent to the sale of its interest in Techdyne in June 2001, the company remained as a participating employer in this multi-employer plan until January 2003 when the company and Dialysis Corporation of America established a new 401(k) plan containing employer match provisions on a portion of employee contributions. The expense for employer match amounted to $29,000 for 2004, $17,000 for 2003, and $10,000 for 2002.

         The company has a five-year employment agreement with Thomas K. Langbein, its CEO, President and Chairman of the Board, through February 25, 2009, which provides for annual increases in base salary in $12,000 increments and which was $353,500 as of March 1, 2004. The employment agreement also provided for a monthly automobile allowance, participation in benefit plans and fringe benefits available to the company's employees and executives, reimbursement for business expenses and the payment of life insurance policies owned by Mr. Langbein. The agreement also provides for the non-competition by Mr. Langbein for a period of two years from termination of the relationship within a geographic area of the company's primary operations. Under the agreement, Mr. Langbein is entitled to certain severance payments in the event of termination as a result of death, extended disability, wrongful termination or change of control or for good reason by Mr. Langbein.

         Dialysis Corporation of America has a five-year employment contract with Stephen W. Everett, its CEO, President and director, through December 31, 2005, currently at an annual salary of $250,000. The employment agreement also provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a one-year non-compete within the United States.

         We entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of an option to purchase 200,000 shares of our common stock. The option was exercised through a cashless exercise on February 28, 2005 with the consultant selling the company 70,000 shares to pay the $500,000 exercise price and receiving 130,000 shares of the company's common stock. The agreement was continued on a month-to-month basis through December 2004. In June, 2003, two of the partners of the investment relations firm together with Thomas K. Langbein, our Chief Executive Officer and President, became three of the five directors of Xandros, Inc., a majority owned subsidiary of Linux Global Partners, Inc., which is a privately held Linux software company to which we made loans and in which we hold an approximate 14% interest. Mr. Langbein resigned his positions with Xandros on August 12, 2003. See Notes 5 and 11.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 8--RELATED PARTY TRANSACTIONS

         During 2004, 2003 and 2002, the company and Dialysis Corporation of America paid premiums of approximately $736,000, $612,000 and $448,000, respectively, for insurance through a director and stockholder, and the relative of a director and stockholder.

         During 2004, 2003 and 2002, legal fees of approximately $413,000, $342,000 and $310,000, respectively, were incurred by the company and Dialysis Corporation of America for an attorney who is general counsel and secretary of the company (of which he is also a director), and serves as general counsel and secretary to Dialysis Corporation of America. In addition, the attorney was granted $60,000 in bonuses during fiscal 2003.

         In May 2001, Dialysis Corporation of America loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all Dialysis Corporation of America's President's stock options in Dialysis Corporation of America, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $4,000, $4,000 and $5,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

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

         Effective March 17, 2004, the company agreed to provide Dialysis Corporation of America with up to $1,500,000 of financing which was evidenced by a demand promissory note issued by Dialysis Corporation of America to the company with annual interest of 1.25% over the prime rate. The financing was provided for equipment purchases to be made by Dialysis Corporation of America. The financing was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing working capital and other corporate needs. As of December 31, 2004, this note had an outstanding balance of approximately $1,435,000 and an interest rate of 6.5%. Interest on the note amounted to approximately $51,000 for the year ended December 31, 2004. Accrued interest receivable from Dialysis Corporation of America on the note amounted to approximately $27,000 as of December 31, 2004. The outstanding principal balance of $1,435,000 on the promissory note and $27,000 of accrued interest have been eliminated in consolidation.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 8--RELATED PARTY TRANSACTIONS--Continued

         In certain situations, minority members in Dialysis Corporation of America subsidiaries may fund a portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded approximately $324,000 in capital contributions during 2004 and $223,000 during the preceding year under notes with Dialysis Corporation of America accruing interest at prime plus 2%, with an aggregate of approximately $74,000 of subsidiary distributions applied against the notes and accrued interest during 2004 and $54,000 during the preceding year. These transactions represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 9--ACQUISITIONS--Continued

         Effective as of the close of business on August 31, 2004 Dialysis Corporation of America acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000. Of that amount, $761,000 is currently in escrow, with the balance of $760,000 to be paid in equal installments, each on the first and second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,358,000 of goodwill representing the excess of the net purchase price over the estimated $164,000 fair value of the net assets acquired, including an $83,000 valuation of an eight year non-competition agreement that is being amortized over the life of the agreement. The goodwill is not amortizable for tax purposes since the transaction was a stock acquisition. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. Dialysis Corporation of America began recording the results of operations for the acquired company as of the effective date of the acquisition. Dialysis Corporation of America's decision to make this investment was based on its expectation of future profitability resulting from its review of the acquired company's operations prior to making the acquisition. See Note 1.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the August 2004 Pennsylvania acquisition:

         Accounts receivable, net                            $  215,825
         Inventory and other current assets                      79,383
         Property, plant and equipment, net                      88,231
         Intangible assets                                       82,500
         Goodwill                                             1,357,681
                                                             ----------

                Total assets acquired                         1,823,620
                Total liabilities assumed                       302,429
                                                             ----------

         Net assets acquired                                 $1,521,191
                                                             ==========

NOTE 10--LOAN TRANSACTIONS

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

NOTE 11--INVESTMENT

         During the period January, 2000 through December, 2002, the company made various loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which initiated the marketing of a Linux desktop operating system. In conjunction with the original loan the company acquired an ownership interest in

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 11--INVESTMENT--Continued

Linux Global Partners. In consideration for the company's extending the due date on the loans on several occasions it received additional shares of Linux Global Partners' common stock. Both the company and Dialysis Corporation of America presently own an interest in Linux Global Partners

         Interest on the notes evidencing the company's loans to Linux Global Partners amounted to approximately $15,000 during 2003 (through January 24,
2003).

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

NOTE 12--SALE OF INTEREST IN FORMER SUBSIDIARY

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 13--STOCK REPURCHASES

         In December, 2002, the company's board of directors authorized the purchase of up to approximately 1,000,000 shares of the company's outstanding common stock based on current market prices. The company repurchased and cancelled 48,500 shares for approximately $70,000 in 2003. No repurchases were made during 2004.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

         The following amounts (rounded to the nearest thousand) represent non-cash financing and investing activities and other cash flow information:

                                                                  2004                 2003                 2002
                                                               ----------           ----------           ----------
Interest paid (see Note 3)                                     $  204,000           $  190,000           $  246,000
Income taxes paid (see Note 4)                                  1,350,000              777,000            3,120,000
Equipment financing (see Note 3)                                       --                   --              399,000
Option exercise bonus (see Note 5)                                120,000              100,000                   --
Share payment (7,000 options exercised; 4,984
   shares paid) for stock option exercise (see Note 5)             15,750                   --                   --
Share payment to subsidiary for subsidiary
   stock option exercises (see Note 5)                            321,000                   --                   --
Share payment to subsidiary for notes and
   accrued interest (see Note 5)                                  521,000                   --                   --
Subsidiary minority member capital contribution
    financing (see Note 8)                                        324,000              223,000                   --
Subsidiary minority member distributions
   applied against financing (see Note 8)                          74,000               54,000                   --
Increase in additional paid-in capital from exercise
   of subsidiary non-qualified stock options (see
   Notes 4 and 5)                                                  68,000                   --                   --

NOTE 15--SUBSIDIARY STOCK SPLIT

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 16--QUARTERLY FINANCIAL INFORMATION (Unaudited)

         The following summarizes certain quarterly operating data (in thousands except per share data):

                                                                                Year Ended December 31, 2004
                                             --------------------------------------------------------------------------------------
                                             March 31             June 30            Sept. 30            Dec.31              Total
                                             --------            --------            --------           --------            --------
Net sales                                    $  8,634            $  9,696            $ 11,047           $ 11,855            $ 41,232
Gross profit                                    3,354               3,826               4,872              5,142              17,197
Net income (loss)                                  --                 (34)                649               (101)                514
Earnings (loss) per
share:
   Basic                                     $     --            $     --            $    .09           $   (.02)           $    .07
   Diluted                                   $     --            $   (.01)           $    .09           $   (.02)           $    .06

                                                                                Year Ended December 31, 2003
                                             --------------------------------------------------------------------------------------
                                             March 31             June 30            Sept. 30            Dec.31              Total
                                             --------            --------            --------           --------            --------

Net sales                                    $  6,948            $  7,649            $  7,725           $  8,165            $ 30,487
Gross profit                                    2,614               2,989               2,903              3,245              11,751
Net income (loss)                                 (44)                (64)                230                151                 273
Earnings (loss) per
share:
   Basic                                     $   (.01)           $   (.01)           $    .04           $    .02            $    .04
   Diluted                                   $   (.01)           $   (.01)           $    .03           $    .02            $    .03

                                                                                Year Ended December 31, 2002
                                             --------------------------------------------------------------------------------------
                                             March 31             June 30            Sept. 30            Dec.31              Total
                                             --------            --------            --------           --------            --------
Net sales                                    $  5,729            $  6,536            $  6,914            $  6873            $ 26,052
Gross profit                                    2,188               2,679               2,819              2,803              10,489
Net income                                         18                 133                 177                154                 482
Earnings per share:
   Basic                                     $     --            $    .02            $    .03           $    .02            $    .07
   Diluted                                   $     --            $    .02            $    .02           $    .02            $    .06

         Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

NOTE 17--FOURTH QUARTER DATA (Unaudited)

         The company recorded an income tax benefit adjustment to the valuation allowance relating to its deferred tax asset of approximately $102,000 during the fourth quarter of 2002.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 18--AFFILIATE FINANCIAL INFORMATION

         The following amounts represent certain operating data of Dialysis Corporation of America's 40% owned Ohio affiliate that is accounted for on the equity method and not consolidated for financial reporting purposes (see Note
1):

                                2004            2003            2002
                             ----------      ----------      ----------
         Revenues            $2,275,000      $1,547,000      $1,600,000
                             ==========      ==========      ==========
         Gross profit        $1,244,000      $  600,000      $  665,000
                             ==========      ==========      ==========
         Net income          $  707,000      $  111,000      $  174,000
                             ==========      ==========      ==========


         The following amounts are from the balance sheet of Dialysis Corporation of America's 40% owned Ohio affiliate:

                                                    December 31,
                                             ---------------------------
                                                2004            2003
                                             ----------      ----------
         Current assets                      $  945,321      $  451,104
         Non-current assets                     160,504         206,540
                                             ----------      ----------
         Total assets                        $1,105,825      $  657,644
                                             ==========      ==========

         Current liabilities                 $  244,570      $  211,221
         Non-current liabilities                     --          50,953
         Capital                                861,255         395,470
                                             ----------      ----------
         Total liabilities and capital       $1,105,825      $  657,644
                                             ==========      ==========

NOTE 19--SUBSEQUENT EVENTS

         On March 15, 2005, the company and Dialysis Corporation of America jointly announced that they have agreed to terms whereby the company, which owns approximately 56% of Dialysis Corporation of America (57% at December 31, 2004), will be acquired by Dialysis Corporation of America for a total consideration of approximately 5,289,000 shares of Dialysis Corporation of America common stock. Upon completion of the merger, each shareholder of the Company is anticipated to receive .68 shares of Dialysis Corporation of America common stock for each share of the Company's common stock, and the Company's ownership of Dialysis Corporation of America will be retired, resulting in approximately 9,000,000 shares of Dialysis Corporation of America to remain outstanding. Completion of the transaction is subject to shareholder approval of each company.

         The merger is intended to simplify the corporate structure and enable the ownership of the control interest in Dialysis Corporation of America to be held by public shareholders. The merger will provide Dialysis Corporation of America with additional capital resources to continue to build its dialysis business.

Schedule II - Valuation and Qualifying Accounts
Medicore, Inc. and Subsidiaries

December 31, 2004

-------------------------------------------------------------------------------------------------------------------------
             COL. A                                    COL. B                              COL. C
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   Additions
                                                    Balance at      Additions (Deductions)         Charged to
                                                     Beginning       Charged (Credited) to        Other Accounts
         Classification                              of Period        Cost and Expenses             Describe
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2004:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectible accounts            $   796,000          $ 1,198,000
     Reserve for inventory obsolescence                   90,000              (29,000)
     Valuation allowance for deferred tax asset          126,000              304,000
                                                     -----------          -----------
                                                     $ 1,012,000          $ 1,473,000
                                                     ===========          ===========

YEAR ENDED DECEMBER 31, 2003:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectible accounts            $   842,000          $   290,000
     Reserve for inventory obsolescence                  122,000              (15,000)
     Valuation allowance for deferred tax asset          115,000               11,000
                                                     -----------          -----------
                                                     $ 1,079,000          $   286,000
                                                     ===========          ===========
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts            $   753,000          $   705,000
     Reserve for inventory obsolescence                  175,000              (53,000)
     Valuation allowance for deferred tax asset          217,000             (102,000)
                                                     -----------          -----------
                                                     $ 1,145,000          $   550,000
                                                     ===========          ===========
     Valuation allowance for deferred tax asset          820,000             (603,000)
                                                     -----------          -----------
                                                     $ 2,070,000          $   512,000
                                                     ===========          ===========

----------------------------------------------------------------------------------------
             COL. A                                        COL. D              COL. E
----------------------------------------------------------------------------------------

                                                       Other Changes           Balance
                                                        Add (Deduct)          at End of
         Classification                                  Describe              Period
----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2004:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectible accounts              $  (351,000)(1)      $ 1,643,000
     Reserve for inventory obsolescence                     61,000
     Valuation allowance for deferred tax asset                 --              430,000
                                                       -----------          -----------
                                                       $  (351,000)         $ 2,134,000
                                                       ===========          ===========

YEAR ENDED DECEMBER 31, 2003:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectible accounts              $  (336,000)(1)      $   796,000
     Reserve for inventory obsolescence                    (17,000)(2)           90,000
     Valuation allowance for deferred tax asset                 --              126,000
                                                       -----------          -----------
                                                       $  (353,000)         $ 1,012,000
                                                       ===========          ===========
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
      from asset accounts:
     Allowance for uncollectable accounts              $  (616,000)(1)      $   842,000
     Reserve for inventory obsolescence                         --              122,000
     Valuation allowance for deferred tax asset                 --              115,000
                                                       -----------          -----------
                                                       $  (616,000)         $ 1,079,000
                                                       ===========          ===========
     Valuation allowance for deferred tax asset                 --              217,000
                                                       -----------          -----------
                                                       $(1,437,000)         $ 1,145,000
                                                       ===========          ===========

(1) Net (write-offs) recoveries against receivables allowance.
(2) Net write-offs against inventory reserves.

                                    Exhibits

                                       to

                                  MEDICORE, INC

     Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2004

21    Subsidiaries of the Company

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.