Form 10-Q
period 2005-03-31
MEDICORE INC
filed 2005-05-16
CIK 8643

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 0-6906

                                 MEDICORE, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                        59-0941551
--------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

2337 West 76th Street, Hialeah, Florida                            33016
---------------------------------------                       ----------------
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

Yes |_| or No |X|

Common Stock Outstanding

         Common Stock, $.01 par value - 7,132,434 shares as of April 30, 2005.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX


PART I  --  FINANCIAL INFORMATION

         The Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2005 and March 31, 2004 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

      1) Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (Unaudited).

      2) Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004.

      3) Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 (Unaudited).

      4) Notes to Consolidated Financial Statements as of March 31, 2005 (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.  Exhibits

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
Revenues:                                                       2005             2004
                                                           ------------    ------------
    Sales:
         Product sales                                     $    196,695    $    224,318
         Medical services revenues                           10,484,101       8,409,524
                                                           ------------    ------------
                  Total sales                                10,680,796       8,633,842
    Other income                                                128,395         217,045
                                                           ------------    ------------
                                                             10,809,191       8,850,887
Cost and expenses:
    Cost of sales:
         Cost of product sales                                  106,293         117,627
         Cost of medical services                             6,542,601       5,162,222
                                                           ------------    ------------
                  Total cost of sales                         6,648,894       5,279,849
     Legal fees related party                                    89,000          79,000
    Selling, general and administrative expenses              3,601,711       3,598,275
    Provision for doubtful accounts                             247,994         148,295
                                                           ------------    ------------
                                                             10,587,599       9,105,419

Operating income (loss)                                         221,592        (254,532)

 Other income (expense):
 Interest income related parties                                  1,292           3,825
 Gain on sale of former subsidiary (Note 13)                         --         545,995
 Other income, net                                              106,367          75,298
                                                           ------------    ------------
                                                                107,659         625,118
                                                           ------------    ------------
 Income before income taxes, minority interest and
      equity in affiliate earnings                              329,251         370,586

Income tax provision                                            308,803         216,108
                                                           ------------    ------------

Income before minority interest and equity
     in affiliate earnings                                       20,448         154,478

Minority interest in income of consolidated subsidiaries       (206,137)       (173,923)

Equity in affiliate earnings                                    120,109          19,033
                                                           ------------    ------------

Net loss                                                   $    (65,580)   $       (412)
                                                           ============    ============

Loss per share:
   Basic                                                   $       (.01)          $.---
                                                           ============    ============
   Diluted                                                 $       (.01)          $.---
                                                           ============    ============

     See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,    DECEMBER 31,
                                                                          2005          2004(A)
                                                                       -----------   -----------
                                                                       (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents                                            $ 6,468,709   $ 8,032,576
  Accounts receivable, less allowance of
    $1,922,000 at March 31, 2005 and $1,643,000 at December 31, 2004     8,709,998     8,627,091
  Inventories, less allowance for obsolescence
    of $61,000 at March 31, 2005 and $61,000 at December 31, 2004        1,466,213     1,566,892
  Related parties' loan and interest receivable                            112,989       111,696
  Prepaid expenses and other current assets                              1,225,573     1,350,608
  Deferred income tax asset                                                841,000       841,000
                                                                       -----------   -----------
         Total current assets                                           18,824,482    20,529,863
                                                                       -----------   -----------

Property and equipment
  Land and improvements                                                  1,170,613     1,027,108
  Building and building improvements                                     3,266,048     3,252,191
  Equipment and furniture                                                8,398,114     8,318,684
  Leasehold improvements                                                 4,716,676     4,692,980
                                                                       -----------   -----------
                                                                        17,551,451    17,290,963
  Less accumulated depreciation and amortization                         7,565,544     7,177,770
                                                                       -----------   -----------
                                                                         9,985,907    10,113,193
                                                                       -----------   -----------

Other assets                                                             1,269,426     1,306,389
Goodwill                                                                 3,649,014     3,649,014
                                                                       -----------   -----------
         Total other assets                                              4,918,440     4,955,403
                                                                       -----------   -----------
                                                                       $33,728,829   $35,598,459
                                                                       ===========   ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $ 1,075,225   $ 1,660,710
  Accrued expenses and other current liabilities                         4,330,264     5,752,137
  Current portion of long-term debt                                        485,000       513,000
                                                                       -----------   -----------
         Total current liabilities                                       5,890,489     7,925,847

Long-term debt, less current portion                                     1,477,144     1,585,935

Acquisition liability                                                      380,297       380,297

Deferred income tax liability                                            1,135,000     1,135,000
                                                                       -----------   -----------

         Total liabilities                                               8,882,930    11,027,079

Minority interest in subsidiaries                                        7,454,614     7,042,885

Commitments and Contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares;
     7,132,434 shares issued and outstanding at March 31, 2005;
     6,990,630 shares issued and outstanding at December 31, 2004           71,324        69,906
  Additional paid-in capital                                            12,954,463    13,027,511
  Retained earnings                                                      4,365,498     4,431,078
                                                                       -----------   -----------
         Total stockholders' equity                                     17,391,285    17,528,495
                                                                       -----------   -----------
                                                                       $33,728,829   $35,598,459
                                                                       ===========   ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March, 2005.

See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ----------------------------
Operating activities:                                                     2005            2004
                                                                      ------------    ------------
    Net loss                                                          $    (65,580)   $       (412)
    Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
         Depreciation                                                      419,050         340,875
         Amortization                                                        3,525             579
         Bad debt expense                                                  247,994         148,295
         Deferred income tax benefit                                            --         (70,000)
         Inventory obsolescence credit                                          --         (15,459)
         Stock option expense                                                   --         337,844
         Minority interest                                                 206,137         173,923
         Equity in affiliate earnings                                     (120,109)        (19,033)
         Gain on sale of former subsidiary                                      --        (545,995)
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                            (330,901)       (410,196)
           Inventories                                                     100,679        (156,019)
           Interest receivable related parties                              (1,293)         (3,825)
           Prepaid expenses and other current assets                       125,035         (46,672)
           Accounts payable                                               (585,485)        488,792
           Accrued expenses and other current liabilities               (1,421,873)        208,246
           Income taxes payable                                                 --         191,528
                                                                      ------------    ------------
               Net cash (used in) provided by operating activities      (1,422,821)        622,471
                                                                      ------------    ------------

Investing activities:
    Additions to property and equipment, net of minor disposals           (291,764)     (1,482,201)
    Payments received on physician affiliate loans                           3,042              --
    Distribution from affiliate                                            160,878          20,400
    Other assets                                                           (28,335)         (4,078)
                                                                      ------------    ------------
               Net cash used in investing activities                      (156,179)     (1,465,879)
                                                                      ------------    ------------

Financing activities:
    Payments on long-term borrowings                                      (136,791)       (111,218)
    Proceeds from exercise of subsidiary stock options                     141,924           5,400
    Capital contributions by subsidiaries' minority members                 10,000              --
    Distribution to subsidiaries' minority members                              --         (62,333)
                                                                      ------------    ------------
               Net cash provided by (used in) financing activities          15,133        (168,151)
                                                                      ------------    ------------

Decrease in cash and cash equivalents                                   (1,563,867)     (1,011,559)

Cash and cash equivalents at beginning of year                           8,032,576      10,316,170
                                                                      ------------    ------------

Cash and cash equivalents at end of period                            $  6,468,709    $  9,304,611
                                                                      ============    ============

  See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: The company has three reported business segments. The medical services segment, operated by Medicore's 56% owned subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), owns 21 operating kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has five dialysis centers under development; and has agreements to provide inpatient dialysis treatments to various hospitals. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January, 2000, and currently has investments in two affiliated Linux software companies. See "Consolidation."

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

         Government Regulation: A substantial portion of the revenues of the company's medical services segment are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

         Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 33% for the first quarter of 2005 and 37% for the same period of the preceding year of medical service cost of sales. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO which amounted to approximately $2,787,000 for the first quarter of 2005 and $2,430,000 for the same period of the preceding year, comprised 27% and 29% medical service revenue for these periods, respectively.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Inventories: Inventories are valued at the lower of cost (first-in, first-out and/or weighted average cost method) or market value and consists of inventory of the company's medical products division and the company's medical services division.

         Goodwill: Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisitions are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill.

         Deferred Expenses: Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Deferred expenses of approximately $77,000 at March 31, 2005 and $80,000 at December 31, 2004 are recorded as other assets. Amortization expense was $3,525 for the three months ended March 31, 2005 and $579 for the same period of the preceding year.

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

         Other Income:

         Operating:

         Other operating income is comprised as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
Management fee income                                  $ 128,395      $  82,862
Litigation settlement                                         --        134,183
                                                       ---------      ---------
                                                       $ 128,395      $ 217,045
                                                       =========      =========

         Non-operating:

         Other income, net, is comprised as follows:

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
Rental income                                          $  88,811      $  85,288
Interest income                                           48,354         18,845
Interest expense                                         (34,701)       (42,597)
Other                                                      3,903         13,762
                                                       ---------      ---------
Other income, net                                      $ 106,367      $  75,298
                                                       =========      =========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

                                                           MARCH 31,     DECEMBER 31,
                                                             2005           2004
                                                          ----------     ----------
Accrued compensation                                      $  629,293     $1,531,743
Due to insurance companies                                 2,957,860      2,926,711
Acquisition liability - current portion (see Note 10)        380,298        380,298
Other                                                        362,813        913,385
                                                          ----------     ----------
                                                          $4,330,264     $5,752,137
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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2005          2004
                                                        ---------     ---------
Net loss, as reported                                   $ (65,580)    $    (412)

Stock-based employee compensation expense under
         fair value method, net of related tax effects    (31,105)       (7,504)
                                                        ---------     ---------
Pro forma net loss-basic computation                      (96,685)       (7,916)
Subsidiary dilutive securities adjustments                (11,897)      (14,335)
                                                        ---------     ---------
Pro forma net loss-diluted computation                  $(108,582)    $ (22,251)
                                                        =========     =========

Loss per share:
         Basic, as reported                             $    (.01)        $.---
                                                        =========     =========
         Basic, pro forma                               $    (.01)        $.---
                                                        =========     =========
         Diluted, as reported                           $    (.01)        $.---
                                                        =========     =========
         Diluted, pro forma                             $    (.02)        $.---
                                                        =========     =========


         Earnings (Loss) Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, using the treasury stock method and average market price.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                          2005          2004
                                                      -----------   -----------
Net loss, numerator-basic computation                 $   (65,580)  $      (412)
Adjustment due to subsidiaries' dilutive securities       (11,897)      (14,335)
                                                      -----------   -----------
Net loss as adjusted, numerator-diluted computation   $   (77,477)  $   (14,747)
                                                      ===========   ===========

Weighted average shares                                 7,041,901     6,986,035
                                                      ===========   ===========

Loss per share:
Basic                                                 $      (.01)        $.---
                                                      ===========   ===========
Diluted                                               $      (.01)        $.---
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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         Credit Risk: The company's primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to our medical services division, and amounts owed by commercial customers to our medical products division. Receivables of our medical services division from Medicare and Medicaid comprised 49% of that division's receivables at March 31, 2005 and 52% at December 31, 2004.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets," an amendment of APB Opinion No. 29 ("FAS 153"). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Previous to FAS 153 some nonmonetary exchanges, although commercially substantive were recorded on a carryover basis rather than being based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect FAS 153 to have a significant effect on its financial statements.

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123(R)). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities on a calendar year need not comply with FAS 123(R) until the interim financial statements for the first quarter of 2006 are filed with the SEC. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost related to the unvested options to be recognized over the vesting period of the options. The company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements.

         Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $15,000 for the quarter ended March 31, 2005 and $32,000 for the same period of the preceding year.

         Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2--TRANSACTIONS WITH VIRAGEN, INC.

         The company has a royalty agreement with a former subsidiary, Viragen, Inc., pursuant to which it is to receive quarterly royalty payments on Viragen's gross sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. A payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment.

         In August, 2002, the company initiated a legal action against Viragen for breach of the royalty agreement and for an accounting of sales pursuant to the royalty agreement. In July, 2003, we reached an agreement with Viragen pursuant to mediation proceedings following our obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to us under the royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004 and August 1, 2005, with annual interest accruing at 5% on the August 2004 and 2005 payments. Viragen remitted the $30,000 payment due August 1, 2003 and 2004. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and has remitted quarterly payments since October, 2003, aggregating approximately $21,000.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 3--INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 2005, and March 31, 2004, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's latest annual report on Form 10-K for the year ended December 31, 2004.

NOTE 4--LONG-TERM DEBT

         Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest initially at 8.75% and currently at 1% over prime, which loan is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $603,000 at March 31, 2005 and $610,000 at December 31, 2004.

         In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006 secured by its land and building in Valdosta, Georgia with interest initially at 8.29% and currently at prime plus 1/2% with a minimum of 6.0%. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $665,000 at March 31, 2005 and $675,000 at December 31, 2004.

         The Dialysis Corporation of America equipment financing agreement is for financing for some of the kidney dialysis machines for Dialysis Corporation of America's facilities. The financing is secured by the financed equipment. There was no financing during 2003, 2004, or the first quarter of 2005. Monthly payments under the agreement are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a non-cash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $695,000 at March 31, 2005 and $814,000 at December 31, 2004.

         The prime rate was 5.75% as of March 31, 2005 and 5.25% as of December 31, 2004. For interest payments, see Note
14.

         Dialysis Corporation of America's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of that subsidiary, and require maintenance of certain financial ratios. Dialysis Corporation of America was in compliance with the debt covenants at March 31, 2005 and December 31, 2004.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 5--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         For income tax payments, see Note 14.

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION

         On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of our common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of March 31, 2005, 2,000 shares have been issued under this Plan.

         In July, 2000, the company granted, under its 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and its subsidiaries. At March 31, 2005, a total of 245,995 options were outstanding under the 1989 Stock Option Plan. The options have an exercise price of $1.38, the market price on the date of grant. Options for 16,000 shares were cancelled due to employee terminations and resignations. In September, 2003, the company's board of directors authorized the granting of bonuses to its officers, directors and employees, which bonuses were partially comprised of the exercise of one-third of the options then held by these individuals as of September 11, 2003, resulting in the exercise of 229,668 options. In January, 2004, the company's board of directors authorized the granting of bonuses to the company's officers, directors and employees, which bonuses were partially comprised of the exercise of a portion of the options then held by these individuals resulting in the exercise of 234,671 options. On March 7, 2005, 6,666 of these options were exercised with the company receiving $9,199 payment for the exercise, leaving 217,995 of those options outstanding as of March 31, 2005.

         On September 25, 2003, the company granted options for 21,000 common shares to each of two directors for their service on several of its board committees, including its audit committee. The options were granted under the company's 1989 Stock Option Plan and are exercisable at $2.25 per share through September 24, 2006. The options vest in equal annual increments of 7,000 shares each September 25, 2003, 2004 and 2005. On July 14, 2004, one of the directors acquired an aggregate of 2,016 shares by effecting a "cashless" exercise of the vested portion of his option with respect to 7,000 shares by payment with 4,984 shares underlying his option. On February 4, 2005, one of the directors acquired 5,138 shares through a cashless exercise of the vested portion of his option with respect to 7,000 shares by payment with 1,862 shares underlying his option. As of March 31, 2005, 28,000 of these options were outstanding. See Note 14.

         As part consideration for a May, 2003 consulting agreement, terminated as of December 31, 2005 (see Note 8), the company granted options (not within the 1989 Plan) to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The option was exercised on February 28, 2005, through a cashless exercise with the consultant receiving a net of 130,000 shares from the option exercise.

         The company issued 875,000 shares of stock as compensation to officers and directors in June, 2001. In connection with a revaluation of this issuance of shares, officers and directors who received these shares paid the company $52,500 during 2004.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

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

         In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which Dialysis Corporation of America received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with interest at 6.2%. The notes were repaid with 91,800 shares of Dialysis Corporation of America stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the six months ended June 30, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares of Dialysis Corporation of America's stock for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the optionee's payment of 54,223 shares of Dialysis Corporation of America for cancellation. The exercises and share payments to the company represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statements of Cash Flows." See Note 14.

         In January, 2001, Dialysis Corporation of America's board of directors granted to its CEO and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting January, 2001, and 66,000 options vesting annually on January 1 through 2005. In January, 2004, 56,384 of these options were exercised for $35,240, with the exercise price satisfied by a Dialysis Corporation of America director bonuses accrued in 2003. In March, 2005, 150,000 of these options were exercised with Dialysis Corporation of America receiving $93,750 for the exercise price, leaving 123,616 of these options outstanding.

         In September, 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately and the remaining 120,000 options vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by Dialysis Corporation of America director bonuses accrued in 2003. These exercises represent a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 15. In January, 2004, 7,200 of these options were exercised with Dialysis Corporation of America receiving a $5,400 cash payment for the exercise price. Of the 30,000 immediately exercisable options, 15,346 have been exercised and 14,654 cancelled due to the resignation of a Dialysis Corporation of America director in June, 2004. In February, 2005, a portion of these options were exercised for 15,000 shares with Dialysis Corporation of America receiving a cash payment of $11,100. Of the remaining 105,000 options, 75,000 had vested as of March 31, 2005.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--CONTINUED

         In May, 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 21,000 shares to certain of its employees of which 1,000 were outstanding and vested at March 31, 2005. These options are exercisable at $2.05 per share through May 28, 2007, and were registered with the SEC on a Form S-8 registration statement. Options for 10,000 shares have been cancelled as a result of the termination of several employee option holders. During the first quarter of 2005, 6,000 of these options were exercised with Dialysis Corporation of America receiving $12,240 in cash payments for the exercise price.

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

         In January, 2004, Dialysis Corporation of America's board of directors granted a five-year option for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008. In February 2005, a portion of this option was exercised for 5,000 shares with Dialysis Corporation of America receiving a cash payment of $15,375, leaving 15,000 of these options outstanding.

         In June, 2004, Dialysis Corporation of America's board of directors granted 160,000 options to officers and directors exercisable at $4.02 per share through June 6, 2009. 15,000 options vested immediately and the remaining 145,000 options vest annually in equal 25% increments commencing June 7, 2005.

         In August, 2004, Dialysis Corporation of America's board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 12, 2009. The options vest 25% annually commencing August 16, 2005.

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

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                            -----------------------------
                                                 2005             2004
                                            ------------     ------------
     BUSINESS SEGMENT OPERATING REVENUES
     Medical products                       $    196,695     $    224,318
     Medical services                         10,612,496        8,626,569
                                            ------------     ------------
                                            $ 10,809,191     $  8,850,887
     BUSINESS SEGMENT PROFIT (LOSS)
     Medical products                       $    (25,661)    $     (5,518)
     Medical services                            576,351          540,819
     Corporate                                  (221,439)        (710,710)
     Gain on sale of former subsidiary                --          545,995
                                            ------------     ------------
                                            $    329,251     $    370,586
                                            ============     ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 8--COMMITMENTS

         In January, 2003, the company and Dialysis Corporation of America established a new 401(k) plan with an eligibility requirement of one year of service and 21 year old age requirement, and containing employer match provisions on a portion of employee contributions. Employer matching expense amounted to approximately $15,000 for the three months ended March 31, 2005 and $10,000 for the same period of the preceding year.

         We entered into a one-year consulting agreement with an investment relations firm in May, 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of an option to purchase 200,000 shares of our common stock. The option was exercised through a cashless exercise on February 28, 2005 with the consultant selling the company 70,000 shares to pay the $500,000 exercise price and receiving 130,000 shares of the company's common stock. The agreement was continued on a month-to-month basis through December, 2004. See
Note 6.

NOTE 9--RELATED PARTY TRANSACTIONS

         In May 2001, Dialysis Corporation of America loaned its President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all the President's Dialysis Corporation of America stock options, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 for the three months ended March 31, 2005 and for the same period of the preceding year.

         The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001, and whose directorship ceased in June, 2003. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician's companies holding a combined 49% ownership interest in DCA of Vineland.

         In July, 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

         Effective March 17, 2004, the company agreed to provide Dialysis Corporation of America with up to $1,500,000 of financing which was evidenced by a demand promissory note issued by Dialysis Corporation of America to the company with annual interest of 1.25% over the prime rate. The financing was provided for equipment purchases. The financing was subsequently modified by increasing the maximum amount of available advances to $5,000,000, and by adding working capital and other corporate needs to the purposes of the financing. This note had an outstanding balance of approximately $2,435,000 as of March 31, 2005 and $1,435,000 as of December 31, 2004, and an interest rate of 7.0% as of March 31, 2005 and 6.5% as of December 31, 2004. Interest on the note amounted to approximately $33,000 for the three months ended March 31, 2005 and $2,000 for the same period of the preceding year. Accrued interest receivable from Dialysis Corporation of America on the note amounted to approximately $33,000 as of March 31, 2005 and $27,000 as of December 31, 2004. The outstanding principal balance of $2,435,000 on the promissory note and $33,000 of accrued interest have been eliminated in consolidation.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 9--RELATED PARTY TRANSACTIONS-CONTINUED

         In certain situations, minority members in Dialysis Corporation of America subsidiaries may fund a portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded approximately $30,000 in capital contributions during the first quarter of 2004, with no such funding during the first quarter of 2005, under notes with Dialysis Corporation of America accruing interest at prime plus 2%, with an aggregate of approximately $18,000 of subsidiary distributions applied against the notes and accrued interest during the first quarter of 2005, and $16,000 during the same period of the preceding year. Interest income on the notes totaled approximately $10,000 for the three months ended March 31, 2005 and $4,000 for the same period of the preceding year. These transactions represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

NOTE 10--ACQUISITIONS

         Effective as of the close of business on August 31, 2004, Dialysis Corporation of America acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000. Of that amount, $761,000 is currently in escrow, with the balance of $760,000 to be paid in equal installments, each on the first and second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,358,000 of goodwill representing the excess of the net purchase price over the estimated $164,000 fair value of the net assets acquired, including an $83,000 valuation of an eight year non-competition agreement that is being amortized over the life of the agreement. The goodwill is not amortizable for tax purposes since the transaction was a stock acquisition. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. Dialysis Corporation of America began recording the results of operations for the acquired company as of the effective date of the acquisition. Dialysis Corporation of America's decision to make this investment was based on its expectation of future profitability resulting from its review of the acquired company's operations prior to making the acquisition. See Note 1.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the August, 2004 Pennsylvania acquisition:

     Accounts receivable, net                                 $  215,825
     Inventory and other current assets                           79,383
     Property, plant and equipment, net                           88,231
     Intangible assets                                            82,500
     Goodwill                                                  1,357,681
                                                              ----------

            Total assets acquired                              1,823,620
            Total liabilities assumed                            302,429
                                                             -----------

     Net assets acquired                                      $1,521,191
                                                              ==========

NOTE 11--LOAN TRANSACTIONS

         Dialysis Corporation of America has provided and may continue to provide funds in excess of capital contributions to meet working capital requirements of its dialysis facility subsidiaries, usually until they become self-sufficient. The operating agreements for the Dialysis Corporation of America subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Notes 9 and 14.

NOTE 12--INVESTMENT

         In 2000, the company made loans aggregating approximately $2,450,000 with a 10% annual interest rate, to Linux Global Partners, a company investing in Linux software companies, one of which initiated the marketing of a Linux desktop operating system. In conjunction with the original loan and extensions of the due date, the company acquired an ownership interest in Linux Global Partners. Dialysis Corporation of America also owns shares of Linux Global Partners.

         The unpaid loans and accrued interest were satisfied through the company's foreclosure in January, 2003, of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock which were part of the collateral securing Linux Global Partners' indebtedness to the company. On January 24, 2003, Xandros, Inc., a 95% owned subsidiary

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 12--INVESTMENT--CONTINUED

of Linux Global Partners, purchased the Ximian preferred shares at the public foreclosure sale and deposited 775,000 shares of its common stock (approximately 1.5% of Xandros) as a good faith deposit with the full amount due in cash. Upon Xandros' failure to make the payment, the company, as the next highest bidder, obtained the Ximian preferred stock and, in accordance with the terms of the public auction retained the Xandros shares in satisfaction of the indebtedness due from Linux Global Partners. Thereafter, in connection with a third-party's acquisition of Ximian in August, 2003, the company sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with approximately $402,000 of the escrowed funds released to the company in August, 2004, and the remaining balance to be released in August 2005, pending fulfillment by the parties to the Ximian acquisition of certain conditions. The company recorded a gain of $402,000 in August, 2004, and will record an additional gain based on future proceeds received.

NOTE 13--SALE OF INTEREST IN FORMER SUBSIDIARY

         In April, 2001, pursuant to an Agreement for Sale and Purchase of Shares, the company sold its 71.3% ownership interest in Techdyne, Inc. (now Simclar, Inc.) to Simclar International for $10,000,000. The Agreement provided for an earn-out consisting of 3% of consolidated Techdyne sales for the three fiscal years commencing January 1, 2001. Limitations on the earn-out ranged from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The total earn-out payments received were approximately $3,046,000 Based on Techdyne (Simclar, Inc.) consolidated sales of $36,187,105 for 2003 on which the earn-out payment is supposed to be computed, the third and final earn-out payment received in April, 2004, should have been $1,085,613. The company has demanded payment of the $155,365 balance due from Simclar International, and on April 10, 2004, the company filed an action in the 11th Judicial Circuit in Miami-Dade County, Florida to collect the balance of the earn-out payment due. Simclar has filed a counterclaim against the company, alleging that it erroneously overpaid the company $316,464 as a result of Simclar certifying erroneous sales amounts for the years 2001, 2002 and 2003. The company believes the counterclaim is without merit.

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

         The following amounts (rounded to the nearest thousand) represent non-cash financing and investing activities and other cash flow information:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     --------------------
                                                       2005         2004
                                                     --------    --------
    Interest paid (see Note 4)                       $ 63,000    $ 41,000
    Income taxes paid (see Note 5)                    319,000      97,000
    Option exercise bonus (see Note 6)                     --     120,000
    Subsidiary minority member capital
       contributions funded by notes (see Notes 9          --      30,000
       and 11)
    Subsidiary minority member distributions
       applied against notes and accrued interest
       (see Notes 9 and 11)                            18,000      16,000
    Share payment to subsidiary for subsidiary
       stock option exercises (see Note 6)                 --     321,000
    Share payment to subsidiary for notes
       and accrued interest (see Note 6)                   --     521,000

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 15--SUBSIDIARY STOCK SPLIT

         The board of directors of Dialysis Corporation of America declared a two-for-one stock split with respect to Dialysis Corporation of America's 3,968,772 shares of outstanding common stock. The record date of the split was January 28, 2004; the distribution date was February 9, 2004; and the date Nasdaq reported the adjusted price of the common stock was February 10, 2004. The two-for-one stock split increased the outstanding shares of Dialysis Corporation of America's common stock at that time to 7,937,344 shares. The split also required adjustment in the outstanding stock options of Dialysis Corporation of America by doubling the number of shares obtainable upon exercise, and halving the exercise price of the options. See Note 6.

NOTE 16--AFFILIATE FINANCIAL INFORMATION

         The following amounts represent certain operating data of Dialysis Corporation of America's 40% owned Ohio affiliate that is accounted for on the equity method and not consolidated for financial reporting purposes (see Note
1):

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               2005                2004
                                            --------            --------
  Revenues                                  $766,000            $406,000
  Gross profit                              $476,000            $167,000
  Net income                                $300,000            $ 48,000


         The following amounts are from the balance sheet of Dialysis Corporation of America's 40% owned Ohio affiliate:

                                                  MARCH 31,        DECEMBER 31,
                                                    2005              2004
                                                 ----------        ----------
     Current assets                              $  882,455        $  945,321
     Non-current assets                             154,105           160,504
                                                 ----------        ----------
     Total assets                                $1,036,560        $1,105,825
                                                 ==========        ==========

     Current liabilities                         $  277,227        $  244,570
     Non-current liabilities                             --                --
     Capital                                        759,333           861,255
                                                 ----------        ----------
     Total liabilities and capital               $1,036,560        $1,105,825
                                                 ==========        ==========

NOTE 17--STOCKHOLDERS' EQUITY

         The changes in stockholders' equity for the three months ended March 31, 2005 are summarized as follows:

                                        COMMON         ADDITIONAL        RETAINED
                                        STOCK       PAID-IN CAPITAL      EARNINGS          TOTAL
                                     ------------    ------------     ------------     ------------
Balance at December 31, 2004         $     69,906    $ 13,027,511     $  4,431,078     $ 17,528,495
Stock option exercises                      1,418           7,781               --            9,199
Subsidiary stock option exercises              --         (80,829)              --          (80,829)
Net loss                                       --              --          (65,580)         (65,580)
                                     ------------    ------------     ------------     ------------
Balance March 31, 2005               $     71,324    $ 12,954,463     $  4,365,498     $ 17,391,285
                                     ============    ============     ============     ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 18--ACQUISITION BY SUBSIDARY

         On March 15, 2005, the company and Dialysis Corporation of America jointly announced that they have agreed to terms whereby the company, which owns approximately 56% of Dialysis Corporation of America, will be acquired by Dialysis Corporation of America for a total consideration of approximately 5,289,000 shares of Dialysis Corporation of America common stock. Upon completion of the merger, each shareholder of the company is anticipated to receive .68 shares of Dialysis Corporation of America common stock for each share of the company's common stock, and the company's ownership of approximately 4,821,000 shares of Dialysis Corporation of America common stock will be retired, resulting in approximately 9,000,000 shares of Dialysis Corporation of America to remain outstanding. Completion of the transaction is subject to satisfactory tax and fairness opinions and shareholder approval of each company.

         The merger is intended to simplify the corporate structure and enable the ownership of the control interest in Dialysis Corporation of America to be held by public shareholders. The merger will provide Dialysis Corporation of America with additional capital resources to continue to build its dialysis business. Several litigations have recently been initiated against the company and the directors of Dialysis Corporation of America relating to the proposed merger. See Item 1, "Legal Proceedings" under Part II - "Other Information" of this quarterly report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2005, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the proposed acquisition of our company by Dialysis Corporation of America pursuant to a stock for stock merger transaction (see Note 18 to the "Notes to Consolidated Financial Statements"), the character and development of the dialysis industry in which Dialysis Corporation of America operates, anticipated revenues, our need for and sources of funding for expansion opportunities, expenditures, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," commonly known as MD&A. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section beginning on page 23 of our annual report on Form 10-K for the year ended December 31, 2004. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as of the date of this quarterly report, and except as required by law, we undertake no obligation to revise such statements to reflect subsequent events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company's actual results may be materially different from what we expect.

         MD&A is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results.


OVERVIEW

         Although we have a medical products division and investment in two affiliated technology companies, our primary operations, revenues and income are derived from our dialysis operations through our 56% owned public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 23 outpatient dialysis centers, including the management of two dialysis centers, one in which it holds a 40% minority interest and one unaffiliated. In addition, Dialysis Corporation of America provides dialysis treatments to patients at nine hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis.

         The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                   2005               2004
                                                  ------            ------
        In center                                 35,944            27,749
        Home peritoneal                            3,950             2,380
        Acute                                      2,355             2,179
                                                  ------            ------
                                                  42,249(1)         32,308(1)
                                                  ======            ======

-----------
(1) Treatments by the two managed centers included: in-center treatments of 3,603 and 2,883, respectively, for the three months ended March 31, 2005 and March 31, 2004; no home peritoneal treatments; and acute treatments of 65 and 12, respectively, for the three months ended March 31, 2005 and March 31, 2004.


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

         Approximately 60% of medical service revenues from our dialysis operations are derived from Medicare and Medicaid reimbursement for the three months ended March 31, 2005 compared to 57% for the same period of the preceding year with rates established by the Center for Medicare and Medicaid Services, or CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Congress has approved a 1.6% composite rate increase for 2005. Also for 2005, Medicare has modified the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Effective April 1, 2005, CMS also implemented a case-mix adjustment payment methodology which is designed to pay differential composite service rates based on a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursements rates. This change is also designed to be budget neutral. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

         The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                           ----------------
                                                           2005        2004
                                                           ----        ----
        Medicare                                             51%         49%
        Medicaid and comparable programs                      9           8
        Hospital inpatient dialysis services                  6           7
        Commercial insurers and other private payors         34          36
                                                           ----        ----
                                                            100%        100%
                                                           ====        ====

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

                                             THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------
                                              2005                  2004
                                        ---------------       ---------------
Outpatient hemodialysis services        $ 5,371      51%      $ 3,806      45%
Home peritoneal dialysis services           779       8           423       5
Inpatient hemodialysis services             629       6           589       7
Ancillary services                        3,705      35         3,592      43
                                        -------    ----       -------    ----
                                        $10,484     100%      $ 8,410     100%
                                        =======    ====       =======    ====

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

RESULTS OF OPERATIONS

The following table shows our results of operations (in thousands) for the periods presented:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     2005           2004
                                                   --------       --------
Product sales                                      $    197       $    224
Medical service revenues                             10,484          8,410
                                                   --------       --------
         Total sales                                 10,681          8,634
Other income                                            128            217
                                                   --------       --------
         Total revenues                              10,809          8,851

Cost of product sales                                   107            118
Cost of medical services                              6,542          5,162
                                                   --------       --------
         Total cost of sales                          6,649          5,280
Selling, general and administrative expenses          3,691          3,677
Provision for doubtful accounts                         248            148
                                                   --------       --------
         Total cost and expenses                     10,588          9,105
                                                   --------       --------

Operating income (loss)                                 221           (254)

Other income (expense), net                             108            625
                                                   --------       --------

Income before income taxes, minority interest
and equity in affiliate earnings                        329            371

Income tax provision                                    309            216
                                                   --------       --------

Income before minority interest and equity
  in affiliate earnings                                  20            155

Minority interest in income of
  consolidated subsidiaries                            (206)          (174)

Equity in affiliate earnings                            120             19
                                                   --------       --------

Net loss                                           $    (66)      $     --
                                                   ========       ========


         Consolidated operating revenues, increased by approximately $1,958,000 (22%) for the three months ended March 31, 2005 compared to the same period of the preceding year. Sales revenues increased by approximately $2,047,000 (24%) for the three months ended March 31, 2005 compared to the same period of the preceding year. Other operating income decreased by approximately $89,000 for the three months ended March 31, 2005 compared to the same period of the preceding year. There was a gain on a litigation settlement of $134,000 during the first quarter of 2004. There was an increase in management fee income of $45,000 for the quarter ended March 31, 2005 compared to the same period of the preceding year pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated dialysis center. See Notes 1 and 16 to "Notes to Consolidated Financial Statements."

         In April, 2004, we received payment of approximately $930,000 representing the third installment of an earn-out payment from our sale of Techdyne to Simclar International in 2001. This resulted in our having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 as provided in the sale agreement that we had previously recorded. This excess amount has been recorded as a non-operating gain in our consolidated statement of operations. On May 10, 2004, we filed an action against Simclar International in Florida state court, alleging breach of contract by Simclar International, seeking collection of an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne's consolidated sales for 2003. Simclar International has filed a counterclaim alleging that due to its certification of erroneous sale amounts for 2001, 2002 and 2003 it had overpaid Medicore by approximately $316,000. We believe the counterclaim is without merit. See Note 12 to "Notes to Consolidated Financial Statements."

         Other non-operating income increased approximately $31,000 for the three months ended March 31, 2005 compared to the same period of the preceding year. Interest income from unrelated parties increased $30,000 for the three months ended March 31, 2005 compared to the same period of the preceding year. Rental income increased approximately $3,000, miscellaneous other income decreased by approximately $10,000, and interest expense decreased approximately $8,000, with the effect of reduced average borrowings more than offsetting an increase in average interest rates for the three months ended March 31, 2005, in each case compared to the same period of the preceding year. The prime rate was 5.75% at March 31, 2005 and 5.25% at December 31, 2004. See Notes 1 and 4 to "Notes to Consolidated Financial Statements."

         Medical product sales revenues decreased approximately $28,000 for the three months ended March 31, 2005 compared to the same period of the preceding year. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products continues to be less than anticipated. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base.

         Medical services revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $ 2,075,000 (25%) for the three months ended March 31, 2005 compared to the same period of the preceding year, with the increase largely attributable to a 31% increase in total dialysis treatments performed by our dialysis division from 29,413 during the first quarter of 2004 to 38,581 during the first quarter of 2005. This increase reflects: (i) increased revenues from Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $411,000, including revenues of $592,000 for the two centers operated through its Keystone Kidney Care, Inc. subsidiary, which was acquired by Dialysis Corporation of America effective August 31, 2004; (ii) decreased revenues of approximately $16,000 from its New Jersey centers; (iii) increased revenues of approximately $108,000 from its Georgia centers; (iv) increased revenues of approximately $396,000 from its Maryland centers, (v) increased revenues of approximately $69,000 from its Ohio center; (vi) increased revenues of approximately $408,000 for its Virginia centers; and (vii) increased revenues of approximately $699,000 from its South Carolina center. Some patients of Dialysis Corporation of America carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by Dialysis Corporation of America. This co-pay is typically limited, and therefore may lead to an under-recognition of revenue by Dialysis Corporation of America at the time of service. Dialysis Corporation of America routinely recognizes these revenues as it becomes aware that these limits have been met.

         Cost of sales as a percentage of consolidated sales amounted to 62% for the three months ended March 31, 2005 compared to 61% for the same period of the preceding year.

         Cost of goods sold for the medical products division as a percentage of medical product sales was 54% for three months ended March 31, 2005 and for 52% for the same period of the preceding year. Changes in the cost of goods sold percentage for this division result largely from a change in product mix.

         Cost of medical services sales as a percentage of medical services revenues increased to 62% for the three months ended March 31, 2005, compared to 61% for the same period of the preceding year, reflecting increases in payroll costs and supply costs as a percentage of medical services sales.

         Approximately 27% of Dialysis Corporation of America's medical services revenues for the three months ended March 31, 2005 and 29% for the same period of the preceding year were derived from the administration of EPO to its patients. EPO is only available from one manufacturer in the United States. Price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America's ability to offset any such increases. Beginning this year, Medicare will reimburse dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the OIG, with complimentary increases in the composite rate. Dialysis Corporation of America believes this will have little impact on its average Medicare revenue per treatment.

         Selling, general and administrative expenses increased approximately $3,000 for the three months ended March 31, 2005 compared to the same period of the preceding year. The first quarter of 2004 included approximately $486,000 of stock option related bonuses. Without the effect of the stock option bonuses, selling general and administrative expenses would have increased approximately $489,000 for the three months ended March 31, 2005 compared to the same period of the preceding year. This includes operations of Dialysis Corporation of America's new dialysis centers in Pennsylvania, South Carolina, Virginia and Maryland, and the cost of additional support activities from expanded dialysis operations. As a percentage of sales revenues, selling, general and administrative expenses amounted to 34% for the three months ended March 31, 2005 compared to 42% for the same period of the preceding year. Without the effect of the 2004 stock option bonuses, selling, general and administrative expenses would have amounted to 36% of sales revenues for the first quarter of 2004. These expenses include expenses of new dialysis centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

         Provision for doubtful accounts increased by approximately $100,000, for the three months ended March 31, 2005 compared to the same period of the preceding year. Medicare bad debt recoveries of $177,000 were recorded during the three months ended March 31, 2005, with no such recoveries recorded for the same period of the preceding year. Without the effect of the Medicare bad debt recoveries, provision for doubtful accounts receivable would have amounted to 4% of sales for the three months ended March 31, 2005 compared to 2% for the same period of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivables, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

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

         Minority interest represents the proportionate equity interests of minority owners of subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents Dialysis Corporations of America's equity in the earnings incurred by its Ohio affiliate. See Notes 1 and 16 to "Notes to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled approximately $12,934,000 at March 31, 2005, which reflects an increase of $330,000 (3%) during the three months ended March 31, 2005. The change in working capital included a decrease in cash of $1,564,000 including net cash used in operating activities of $1,423,000, net cash used in investing activities of $156,000 (including additions to property, plant and equipment of $292,000, and $161,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate), and net cash provided by financing activities of $15,000 (including payments on long-term debt of $137,000, $10,000 of capital contributions from a subsidiary minority member and $142,000 of receipts from the exercise of company and subsidiary stock options).

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

         In May, 2003, we entered into a one-year, non-exclusive consulting agreement with an investment relations firm, which agreement expired by its terms in May, 2004. The agreement provided for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May, 2005, at an exercise price of $2.50 per share. The parties to the agreement agreed to continue the consulting arrangement on a month-to-month basis through December, 2004. In March, 2005, in accordance with the terms of the option, the investment relations firm exercised the option in full, via a "cashless" exercise, for which it received an aggregate of 130,000 shares. See Notes 6 and 8 to "Notes to Consolidated Financial Statements."

         In July, 2003, pursuant to a mediation proceeding following a partial summary judgment, we obtained against Viragen, Inc., our former subsidiary, Viragen agreed to abide by the terms of our royalty agreement and remitted $30,000 to us in August, 2003 and an additional $30,000 plus $3,000 of interest in August, 2004, with a remaining payment of $30,000 plus interest at 5% per annum due in August, 2005. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement and has remitted quarterly payments since October 2003, aggregating approximately $21,000. See
Note 2 to "Notes to Consolidated Financial Statements."

         In April, 2004, we received a third earn-out payment of $930,248 on the June, 2001 sale of our interest in Techdyne. Including the April, 2004 payment, we have received approximately $3,046,000 of earn-out payments, which exceeded the $2,500,000 minimum earn-out provided for in the sale agreement which we originally recorded resulting in a non-operating gain of approximately $546,000 which was recorded during the first quarter of 2004. Earn-out payments were specified in the agreement as 3% of Techdyne's consolidated sales, which were $36,187,105 for 2003, and as a result, we believe that the April, 2004 earn-out payment should have been $1,085,613. We have demanded payment from and initiated legal action in Florida state court against Simclar International, the purchaser of Techdyne, for the $155,365 balance due. Simclar has filed a counterclaim in the amount of $316,464 alleging prior overpayments resulting from Simclar's certification of erroneous sales amounts for 2003, 2002 and 2001. We believe the counterclaim is without merit. See Note 13 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America's New Jersey dialysis centers. The outstanding balance of the loan was $603,000 at March 31, 2005, and $610,000 at December 31, 2004. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $665,000 at March 31, 2005, and $675,000 at December 31, 2004. Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for some of its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $695,000 at March 31, 2005, and $814,000 at December 31, 2004.
Dialysis Corporation of America has not engaged in any additional equipment financing under this agreement during the first quarter of 2005 or the first quarter of the preceding year. See Note 4 to "Notes to Consolidated Financial Statements."

         In March, 2004, we agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement was evidenced by a demand promissory note from Dialysis Corporation of America. Subsequently, the loan arrangement was modified to increase the maximum amount of advances that can be made to $5,000,000 and by adding working capital and other corporate needs to the purposes of the financing. Advances under this loan arrangement, were approximately $1,000,000 during the first quarter of 2005 with $2,435,000 outstanding at March 31, 2005 and $1,435,000 at December 31, 2004. See Note 8 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America opened centers in Pottstown, Pennsylvania; Aiken South Carolina; Warsaw, Virginia, Ashland, Virginia; and Rockville, Maryland during 2004, and acquired Keystone Kidney Care, which operates two dialysis facilities in Pennsylvania, effective as of the close of business on August 31, 2004. Dialysis Corporation of America is in the process of developing a new dialysis center in each of Maryland and Ohio and three new centers in South Carolina. See Note 10 to "Notes to Consolidated Financial Statements."

         On March 15, 2005, together with Dialysis Corporation of America, we issued a joint press release announcing the agreement to terms for a merger of our company into Dialysis Corporation of America. The proposed merger is subject to finalizing an Agreement and Plan of Merger, our receipt of satisfactory tax and fairness opinions, the filing with and declaration of effectiveness by the SEC of a registration statement containing a proxy statement/prospectus, and the approval of our shareholders and the shareholders of Dialysis Corporation of America. This transaction will enable the control interest in Dialysis Corporation of America to be in the hands of the public stockholders and provide Dialysis Corporation of America with additional capital resources to expand. See
Note 18 to "Notes to Consolidated Financial Statements." Certain litigation has been initiated against us based on the proposed merger. See Item 1, "Legal Proceedings" under Part II - "Other Information" of this quarterly report.

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

         Dialysis Corporation of America is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care and is presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. Dialysis Corporation of America has been funding its expansion primarily through internally generated cash flow and financing from us. See Note 9 to "Notes to Consolidated Financial

Statements." While we anticipate that financing will be available to Dialysis Corporation of America either from a financial institution or us, including the proposed merger into Dialysis Corporation of America no assurance can be given that Dialysis Corporation of America will be successful in implementing its growth strategy, that the proposed merger will be completed, or that adequate financing, to the extent needed, will be available to support such expansion.

         The bulk of our cash balances are carried in interest-yielding vehicles at various rates and mature at different intervals depending on our anticipated cash requirements.

         We anticipate that current levels of working capital and working capital from operations will be adequate to successfully meet liquidity demands for at least the next twelve months.


NEW ACCOUNTING PRONOUNCEMENTS

         In November, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4 ("FAS 151"). FAS 151 requires companies to recognize as current-period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements. See Note 1 to "Notes to Consolidated Financial Statements."

         In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29 ("FAS 153"). The amendments made by FAS 153 are intended to assure that non-monetary exchanges of assets that are commercially substantive are based on the fair value of the assets exchanged. FAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2004. The Company does no expect FAS 153 to have a significant effect on its financial statements. See Note 1 to "Notes to Consolidated Financial Statements."

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. The company will be required to comply with the provisions of FAS 123(R) effective with its interim financial statements for the first fiscal quarter of 2006. The company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements. See Note 1 to "Notes to Consolidated Financial Statements."


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The SEC has issued cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

         Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002< and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.


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

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $6,430,000 invested as of March 31, 2005. A 15% relative decrease in rates on our period-end investments would have resulted in a negative impact of approximately $4,000 on our results of operations for the first quarter of 2005.

         We have interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,268,000 of such debt outstanding as of March 31, 2005. A 15% relative increase in interest rates on our period-end variable rate debt would have resulted in a negative impact of approximately $1,000 on our results of operations for the first quarter of 2005.

         We do not utilize financial instruments for trading or speculative purposes, and do not currently use interest rate derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

         (a)      Disclosure Controls and Procedures

         As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2005, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the

Securities Exchange Act of 1934 (the "Exchange Act"). The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by our company in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management. Based upon that evaluation, our Chief Executive Officer and President and our Vice President of Finance and Chief Financial Officer concluded that as of the end of the period, our disclosure controls and procedures provided reasonable assurance that disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

         (b)      Internal Control Over Financial Reporting

         There were no significant changes in internal control over financial reporting that occurred during our most recent fiscal quarter, or subsequent to the evaluation as described in subparagraph (a) above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

         In April, 2005, three law suits were filed, two in the Circuit Court of the Eleventh Judicial Circuit in and for Miami - Dade County of Florida as putative class and derivative actions, and one in the Circuit Court for Anne Arundel County, Maryland, as a putative derivative action, each by alleged holders of Dialysis Corporation of America's shares, against the company and the directors of Dialysis Corporation of America, alleging breaches of fiduciary duty in connection with the proposed merger of the company with Dialysis Corporation of America. See Note 18 to "Notes to Consolidated Financial Statements." These actions were previously reported in the company's current reports on Form 8-K. The parties have agreed to consolidate the two Florida actions and have tentatively agreed to stay the Maryland action. The company and Dialysis Corporation of America have filed motions to stay the Florida action and enlarge the time to respond. The motion to stay is based upon the company's and Dialysis Corporation of America's assertions that plaintiffs prematurely filed their actions without making demand on Dialysis Corporation of America's board of directors to take action or conduct an investigation, which failure of demand on the board, which plaintiffs allege would be futile, is a violation of Florida law. The company's and Dialysis Corporation of America's position is that Florida law provides Dialysis Corporation of America's board of directors with the authority to decide whether initiating derivative litigation is in the best interest of Dialysis Corporation of America. The company believes the class and derivative actions are without merit, and the matters will be defended vigorously by the company and by Dialysis Corporation of America on behalf of its board of directors.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

EQUITY SECURITIES SOLD BY THE COMPANY DURING THE FIRST QUARTER ENDED MARCH 31, 2005 AND NOT REGISTERED UNDER THE SECURITIES ACT

         The only sale of equity securities by the company during the first quarter ended March 31, 2005 that was not registered under the Securities Act was through the issuance of shares of common stock pursuant to option exercises.

         On February 4, 2005, director Charles Waddell exercised his option at $2.25 per share for 7,000 shares of common stock for an aggregate of $15,750. As consideration for the exercise price, Mr. Waddell delivered to the company 1,862 shares of common stock underlying the option, resulting in Mr. Waddell receiving an aggregate of 5,138 shares.

         On February 28, 2005, TARget, LLC, the former investment relations consultant (see Notes 6 and 8 to "Notes to Consolidated Financial Statements"), exercised its option at $2.50 per share for 200,000 shares of common stock for an aggregate of $500,000. As consideration for the exercise price, TARget delivered to the company 70,000 shares of common stock underlying the option, resulting in TARget receiving an aggregate of 130,000 shares.

         On March 7, 2005, Bart Pelstring, a former director of our subsidiary, Dialysis Corporation of America, exercised his company option for 6,666 shares of common stock, exercisable at $1.38 per share, for an aggregate price of $9,199 paid in cash.

         All of the issuances of common stock to the persons set forth above upon their option exercises were not registered under the Securities Act and were based on the Section 4(2) non-public offering exemption from the registration requirements of the Securities Act. Each of the persons to whom common stock was issued by the company is sophisticated and knowledgeable about the affairs of the company, and has access to information concerning the company, its operations, financial condition and management. Restrictive legends indicating the non-transferability of the shares have been placed on the common stock certificates, and stop-transfer instructions placed against such shares with the company's transfer agent. The shares of common stock issued to such persons upon exercise of their options are restricted securities as defined in Rule 144(a)(3) under the Securities Act, and may not be publicly sold, transferred or hypothecated without compliance with the registration requirements of the Securities Act or an available exemption therefrom.


PURCHASES OF EQUITY SECURITIES BY OR ON BEHALF OF THE COMPANY DURING THE FIRST QUARTER ENDED MARCH 31, 2005

         The following tabular format provides information relating to the company's common stock repurchases pursuant to publicly announced plans or programs, and those not made pursuant to publicly announced plans or programs.

                                     (a)                   (b)                    (c)                   (d)
                                                                                                   Maximum No. (or
                                                                          Total No. of Shares    Approximate Dollar
                                                                         (or Units) Purchased   Value) of Shares (or
                                                                          as Part of Publicly    Units) that May Yet
                            Total No. of Shares    Average Price Paid       Announced Plans      Be Purchased Under
Period                     (or Units) Purchased    Per Share (or Unit)        or Programs       the Plans or Programs
------                     --------------------    -------------------        -----------       ---------------------
January 1, 2005 to
  January 31, 2005                   -0-                   -0-                    -0-                952,000(2)
February 1, 2005 to
  February 28, 2005              71,862(1)                 (1)                    -0-                952,000(2)
March 1, 2005 to
  March 31, 2004                    -0-(1)                 -0-                    -0-                952,000(2)
Total                            71,862

(1) All of such shares were acquired by the company in lieu of cash consideration pursuant to the exercise of options by one officer of and one former consultant to the company. The fair market value of the shares delivered as consideration by such persons to the company equaled the aggregate exercise price of their respective options. See above "Equity Securities Sold by the Company During the First Quarter Ended March 31, 2004 and Not Registered Under the Securities Act".

(2) The company has a common stock repurchase program, which was announced in December, 2002, for the repurchase of up to 1,000,000 shares at the then current market prices of approximately $1.20 per share. The repurchase program was reiterated in September, 2003, and continues, but repurchases are unlikely at the current market prices. The closing price of our common stock on May 12, 2005 was $11.00.

Item 6. Exhibits

        Part I Exhibits

        31    Rule 13a-14(a)/15d-14(a) Certifications

              31.1 Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
              31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

        32    Section 1350 Certifications

              32.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

        Part II Exhibits

        3     Articles of Incorporation and Bylaws

              3.1 Restated Articles of Incorporation, as amended (incorporated by reference to the company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(3)(i)).

              3.2 Bylaws, as amended (incorporated by reference to the company's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MEDICORE, INC.

                                           By /s/  DANIEL R. OUZTS
                                              -------------------------------
                                              DANIEL R. OUZTS, Vice President
                                              (Finance), Chief Financial
                                              Officer and Treasurer

Dated:  May 16, 2005

                                 EXHIBIT INDEX

   Exhibit No.
   -----------

        Part I Exhibits

        31    Rule 13a-14(a)/15d-14(a) Certifications

              31.1 Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
              31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

        32    Section 1350 Certifications

              32.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

        Part II Exhibits

        3     Articles of Incorporation and Bylaws

              3.1 Restated Articles of Incorporation, as amended (incorporated by reference to the company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(3)(i)).

              3.2 Bylaws, as amended (incorporated by reference to the company's 1997 Form 10-K, Part IV, Item 14(c)(3)(ii)).