Form 10-K/A
period 2004-12-31
MEDICORE INC
filed 2005-08-09
CIK 8643

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


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

                                 MEDICORE, INC.


              Index to Annual Report on Form 10-K/A, Amendment No.1
                          Year Ended December 31, 2004

                                                                                                           Page
                                                                                                           ----

                                                    PART I

Item 1.      Business....................................................................................    1

Item 2.      Properties..................................................................................   34

Item 3.      Legal Proceedings...........................................................................   36

Item 4.      Submission of Matters to a Vote of Security Holders.........................................   36

                                                    PART II

Item 5.      Market for the Registrant's Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities.......................................................   37

Item 6.      Selected Financial Data.....................................................................   39

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............................................   40

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   55

Item 8.      Financial Statements and Supplementary Data.................................................   56

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure......................................................   56

Item 9A.     Controls and Procedures.....................................................................   56

Item 9B.     Other Information...........................................................................   57

                                                   PART III

Item 10.     Directors and Executive Officers of the Registrant..........................................   58

Item 11.     Executive Compensation......................................................................   62

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.............................................................   69

Item 13.     Certain Relationships and Related Transactions..............................................   72

Item 14.     Principal Accountant Fees and Services......................................................   74

                                                    PART IV

Item 15.     Exhibits amd Financial Statement Schedules..................................................   76

Signatures...............................................................................................   83

                              EXPLANATORY STATEMENT

      We are amending our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005 ("Original Form 10-K") to revise certain disclosures, including matters relating to accounting for revenue and accounts receivable, our subsidiary, Dialysis Corporation of America's billing system generation of contractual adjustments based on the fee schedules of patients' insurance plans, modification of Item 6, "Selected Financial Data," with respect to discontinued operations, clarification and additional information under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the sections entitled "Liquidity and Capital Resources," "Aggregate Contractual Obligations" and "Critical Accounting Policies." We have made certain modifications to our Consolidated Statements of Operations and our Consolidated Statements of Cash Flows with respect to discontinued operations. We have also made certain modifications to our Notes to Consolidated Financial Statements, including Note 1 relating to gain on sale of former subsidiary as discontinued operations, "Medical Service Revenue," "Vendor Volume Discounts," "Subsidiary Stock Option Exercises," amounts due to insurance companies by Dialysis Corporation of America, Notes 6 and 12 with respect to discontinued operations, Note 7, "Commitments," and Note 9, "Acquisitions" with respect to factors contributing to recognition of goodwill.

      For the convenience of the reader, this Form 10K/A sets forth the Original Form 10-K in its entirety. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain currently dated certifications from the company's Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 31.1, 31.2 and 32.1, respectively.

      Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Form 10-K, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

                                     PART I

             Cautionary Notice Regarding Forward-Looking Information


      The statements contained in this Annual Report on Form 10-K dated March 31, 2005 ("Original Annual Report") and the documents incorporated by reference in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of the 1934 (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to the growth of our company, the nature of and future development of the dialysis industry in which our 56% owned public subsidiary, Dialysis Corporation of America, is engaged, the proposed acquisition by Dialysis Corporation of America of our company pursuant to a stock for stock merger transaction, anticipated revenues, our need for sources of funding for expansion, our business strategies and plans for future operations, our needs for capital expenditures, capital resources, liquidity and operating results, and similar matters that are not considered historical facts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar import used in connection with any discussions of future operating or financial performance identify forward-looking statements. Forward-looking statements are based on assumptions and are subject to known and unknown risks and uncertainties. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or abandoned, competition, changes in federal and state laws or regulations affecting our business and operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section beginning on page 24 of the Original Annual Report as amended by Amendment No. 1 ("Amended Annual Report"). If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in us. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the Original and Amended Annual Reports. You should read this Amended Annual Report, the exhibits attached and the documents incorporated by reference completely and with the understanding that our actual results may be materially different from what we expect.

      The forward-looking statements speak only as of the date of the Original Annual Report, except as specifically amended by the Amended Annual Report, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

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

Dialysis Corporation of America has given the non-affiliated owner of the facility in Georgia that is managed by Dialysis Corporation of America a put option to sell to a subsidiary of Dialysis Corporation of America all the assets of that Georgia dialysis facility. The Dialysis Corporation of America subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options are exercisable through September, 2005. See
Note 7 to "Notes to Consolidated Financial Statements."


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

Discontinued Operations

      We formerly were engaged as a contract manufacturer of electronic and electro-mechanical products through our 71% owned public subsidiary, Techdyne, Inc. We sold our 71% interest in Techdyne in June, 2001. An additional gain on the disposal of Techdyne of approximately $339,000, which is net of income taxes of approximately $207,000, was recorded during 2004 and has been presented as a gain on sale of discontinued operations in the Consolidated Statement of Operations as a result of an earn-out payment received during 2004 that resulted in our having received approximately $546,000 in excess of the previously recorded minimum earn-out. See Notes 1 and 12 to "Notes to Consolidated Financial Statements."

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


                                     Consolidated Statements of Operations Data
                                       (in thousands except per share amounts)
                                                                    Years Ended December 31
                                                ---------------------------------------------------------------------
                                                  2004           2003           2002           2001            2000
                                                --------       --------       --------       --------        --------
Revenues - continuing operations(1)(2)          $ 41,768       $ 30,807       $ 26,243       $ 19,897        $  9,882
Net income (loss) - continuing operations(2)         175            273            482           (339)           (776)
Net income (loss)(3)                                 514            273            482          1,232            (406)
Income (loss) per common share:(3)
   Basic                                        $    .07       $    .04       $    .07       $    .20        $    .07
   Diluted                                      $    .06       $    .03       $    .06       $    .20        $    .07



                                          Consolidated Balance Sheet Data
                                                    (in thousands)
                                                                         December 31
                                       ---------------------------------------------------------------------
                                         2004           2003           2002           2001            2000
                                       --------       --------       --------       --------        --------
Working capital                         $12,604        $13,432         $14,306        $13,094        $17,372
Total assets                             35,598         30,815          28,676         29,833         41,428
Long-term debt, net of current
   portion                                1,586          2,097           2,727          3,124         10,355
Stockholders' equity                     17,528         16,993          16,482         16,035         13,534

----------

(1) Prior year amounts have been reclassified to conform to current year presentations.

(2) Reflects reclassification as discontinued operations of amounts related to Techdyne, of which subsidiary we sold our 71.3% interest in June, 2001.

(3) Includes amounts related to Techdyne in 2004, 2001 and 2000. See Note (2) above.

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

Results of Operations

The following table shows our results of operations (in thousands) for the periods presented:


                                                      2004           2003         2002
                                                    --------      --------      --------
Product sales                                       $    782      $    810      $    890
Medical service revenues                              40,450        29,676        25,162
                                                    --------      --------      --------
         Total sales                                  41,232        30,486        26,052
Other income                                             536           321           191
                                                    --------      --------      --------
         Total                                        41,768        30,807        26,243

Cost of product sales                                    492           514           497
Cost of medical services                              23,546        18,221        15,067
                                                    --------      --------      --------
         Total cost of sales                          24,038        18,735        15,564
Selling, general and administrative expenses          14,408        11,345         8,733
Provision for doubtful accounts                        1,198           290           705
                                                    --------      --------      --------
         Total cost and expenses                      39,644        30,370        25,002
                                                    --------      --------      --------

Operating income                                       2,124           437         1,241

Other income, net                                        782         1,101           446
                                                    --------      --------      --------

Income from continuing operations before
  income taxes, minority interest and equity in
  affiliate earnings                                   2,906         1,538         1,687

Income tax provision                                   1,382           636           647
                                                    --------      --------      --------

Income from continuing operations before
  minority interest and equity in affiliate
  earnings                                             1,524           902         1,040

Minority interest in income of
  consolidated subsidiaries                           (1,632)         (673)         (627)

Equity in affiliate earnings                             283            44            69
                                                    --------      --------      --------

Income from continuing operations                        175           273           482

Discontinued operations:
  Gain on disposal of former subsidiary,
    net of income tax                                    339            --            --
                                                    --------      --------      --------
Net income                                          $    514      $    273      $    482
                                                    ========      ========      ========

      2004 Compared to 2003


      Operating income increased approximately $1,687,000 for the year ended December 31, 2004 compared to the preceding year. For this same period, income from continuing operations before income taxes, minority interest and equity in affiliate earnings increased approximately $1,368,000, and net income increased approximately $241,000; including a $339,000 gain on disposal of discontinued operations. See Notes 1 and 12 to "Notes to Consolidated Financial Statements."


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


      In April, 2004, we received payment of approximately $930,000 representing the third installment of an earn-out payment from our sale of Techdyne to Simclar International in 2001. This resulted in our having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 that we had previously recorded. This excess amount, net of income taxes of approximately $207,000, has been recorded as a gain on disposal of discontinued operations of approximately $339,000 in our consolidated statement of operations. On May 10, 2004, we filed an action against Simclar International in Florida state court, alleging breach of contract by Simclar International, seeking collection of an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne's consolidated sales for 2003. Simclar International has filed a counterclaim alleging that due to its certification of erroneous sale amounts for 2001, 2002 and 2003 it had overpaid Medicore by approximately $316,000. We believe the counterclaim is without merit. See Note 12 to "Notes to Consolidated Financial Statements."


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

      Medical services revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $10,773,000 (36%) for the year ended December 31, 2004 compared to the preceding year, with the increase largely attributable to a 27% increase in total dialysis treatments performed by our dialysis division from 106,991 during 2003 to 135,667 during 2004. The increase in treatments resulted in an increase of approximately $6,270,000 (36%) in treatment revenues with a related increase of approximately $4,503,000 (36%) in ancillary service revenues. The five new centers we opened during 2004 and two Pennsylvania centers acquired contributed approximately $5,027,000 of the increase in medical services revenues. This increase reflects:
(i) increased revenues from Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $2,500,000, including revenues of $782,000 from its new Pottstown center; and revenues of $750,000 for the two centers operated through its Keystone Kidney Care, Inc. subsidiary, which was acquired by Dialysis Corporation of America effective August 31, 2004; (ii) increased revenues of approximately $1,064,000 from its New Jersey centers; (iii) increased revenues of approximately $1,548,000 from its Georgia centers; (iv) increased revenues of approximately $1,109,000 from its Maryland centers, including revenues of $305,000 from its new Rockville center; (v) increased revenues of approximately $1,361,000 from its Ohio center; (vi) revenues of approximately $1,089,000 for its two new Virginia centers; and (vii) revenues of approximately $2,101,000 from its new South Carolina center. Some patients of Dialysis Corporation of America carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by Dialysis Corporation of America. This co-pay is typically limited, and therefore may lead to an under-recognition of revenue by Dialysis Corporation of America at the time of service. Dialysis Corporation of America routinely recognizes these revenues as it becomes aware that these limits have been met.

      Dialysis Corporation of America records contractual adjustments based on fee schedules for a patient's insurance plan unless the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out of network providers generally do not provide fee schedules and coinsurance information and represent the largest portion of contractual adjustment changes. Estimated contractual adjustments for 2003 made during 2004 were approximately $508,000 and adjustments for 2002 made in 2003 were approximately $59,000. Based on additional historical data, we would anticipate that a change in estimates would impact our December 31, 2004 accounts receivable by no more than 5%, which would not significantly impact our financial condition or results of operations.


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


      Largely due to collection delays resulting from the State of Georgia's Medicaid program implementing a new computer system during 2003, Dialysis Corporation of America experienced a deterioration in its accounts receivable aging for its Georgia dialysis facilities resulting in an increase in days sales outstanding from 58 as of December 31, 2003 to 70 as of December 31, 2004. Days sales outstanding were also impacted by slower receivable turnover at new centers opened during 2004, which was expected and typical of new centers. Based on a detailed review, Dialysis Corporation of America determined that it was probable that it would not collect a portion of its Georgia Medicaid receivables. Dialysis Corporation of America's analysis enabled it to reasonably estimate that it would not collect approximately $413,000 of these receivables, which Dialysis Corporation of America included in the allowance for doubtful accounts as of December 31, 2004.

      After a patient's insurer has paid the applicable coverage for the patient, the patient is billed for the balance due. Collection letters and billings are sent to a patient until such time as the patient's account is determined to be uncollectible, at which time the account will be charged against the allowance for doubtful accounts. Patient accounts that remain outstanding four months after initial collection efforts are generally considered uncollectible.

      The following represents the accounts receivable aging schedule for dialysis operations.

                        Account Receivable Aging Schedule

                                   Fiscal 2004

Dialysis Corporation of America and Subsidiaries

Classification       December         November          October        September      August plus    prepayments         Total
--------------    --------------   --------------   --------------   ------------   --------------   ------------   --------------
BLUE CROSS        $   493,730.63   $   519,664.13   $   226,711.14   $ 168,275.60   $   466,412.66                  $ 1,874,794.16
COMMERCIAL            436,252.77       508,952.17       280,125.13     135,877.24       454,164.84                    1,815,372.15
HMO                    47,706.22        54,905.99         8,845.44      -1,938.34       -13,001.50                       96,517.81
MEDICAID              132,142.11       259,339.87       182,152.60      73,130.23     1,661,193.18                    2,307,957.99
MEDICARE            2,361,994.36       274,399.52       353,983.19     132,543.98       254,685.65                    3,377,606.70
SELF PAY                6,642.85        33,189.65        36,383.07      15,121.55       371,459.83     -27,642.74       435,154.21
HOSPITAL              204,094.67       114,864.13         1,965.00                                                      320,923.80
                  --------------   --------------   --------------   ------------   --------------   ------------   --------------
Total             $ 3,682,563.61   $ 1,765,315.46   $ 1,090,165.57   $ 523,010.26   $ 3,194,914.66   $ -27,642.74   $10,228,326.82
                  ==============   ==============   ==============   ============   ==============   ============   ==============

                                   Fiscal 2003

Dialysis Corporation of America and Subsidiaries

Classification       December         November          October        September      August plus    prepayments         Total
--------------    --------------   --------------   --------------   ------------   --------------   ------------   --------------
BLUE CROSS        $   275,880.64   $   180,594.15   $   123,464.61   $  51,940.94   $   317,454.41   $       0.00   $   949,334.74
COMMERCIAL            306,016.35       300,424.18        63,135.12      29,384.17       227,314.19           0.00       926,274.01
HMO                    13,194.48        18,846.78         2,703.46       4,361.72        46,052.28           0.00        85,158.72
MEDICAID               78,699.83       144,327.98       126,752.14      95,538.25       442,740.17           0.00       888,058.37
MEDICARE            1,767,821.02       150,658.80        98,366.05      26,306.26       224,882.90           0.00     2,268,035.03
SELF PAY                 -427.56         4,171.84        22,836.34      19,559.51       201,593.36     -15,398.39       232,335.10
OMNICARE               72,417.00             0.00             0.00           0.00             0.00           0.00        72,417.00
HOSPITAL              180,915.08        95,145.72         3,834.20      -2,835.10             0.00           0.00       277,059.90
                  --------------   --------------   --------------   ------------   --------------   ------------   --------------
Total             $ 2,694,516.84   $   894,169.45   $   441,091.92   $ 224,255.75   $ 1,460,037.31   $ -15,398.39   $ 5,698,672.87
                  ==============   ==============   ==============   ============   ==============   ============   ==============


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

Liquidity and Capital Resources


      Working capital totaled approximately $12,604,000 at December 31, 2004, which reflects a decrease of $828,000 (6%) during the year ended December 31, 2004. The change in working capital included a decrease in cash of $2,284,000, including net cash provided by operating activities of $1,959,000, net cash used in investing activities of $3,322,000 (including additions to property, plant and equipment of $3,182,000, payment of $670,000 by Dialysis Corporation of America to a minority member in two of its subsidiary dialysis centers for the remaining balance due to acquire an aggregate of 30% of such member's interest in each of such subsidiaries, a net cash expenditure of $758,000 by Dialysis Corporation of America for the acquisition of Keystone Kidney Care, an earn-out payment of $930,000 received from the sale of a former subsidiary, receipt of $402,000 from escrowed funds released on the August 2003 sale of Ximian shares, $97,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate and $125,000 of loans to physician affiliates), and net cash used in financing activities of $921,000 (including payments on long-term debt of $715,000, $436,000 of distributions to the minority members of Dialysis Corporation of America's subsidiaries, $53,000 from a share payment on prior year stock grants, $172,000 of capital contributions from a subsidiary minority member and $5,000 of receipts from the exercise of subsidiary stock options).

      Net cash provided by operating activities consists of net income before non-cash items consisting of depreciation and amortization of $1,545,000, bad debt expense of $1,198,000, stock and option compensation of $347,000, income applicable to minority interest of $1,632,000, equity in affiliate earnings of $283,000, and gain on sale of securities of $402,000, as adjusted for changes in components of working capital, primarily an increase in accounts receivable of $4,646,000 and an increase in accrued expenses of $1,901,000 (including an increase of $1,167,000 in "due to insurance companies"). The major source of cash from operating activities is medical service revenue. The major uses of cash in operating activities are inventory and supply costs, payroll, independent contractor costs, and costs for our leased facilities.


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


      In April, 2004, we received a third earn-out payment of $930,248 on the June, 2001 sale of our interest in Techdyne. Including the April, 2004 payment, we have received approximately $3,046,000 of earn-out payments, which exceeded the $2,500,000 minimum earn-out we originally recorded by approximately $546,000, resulting in our recording a gain on disposal of discontinued operations of approximately $339,000, which is net of income taxes of approximately $207,000. Earn-out payments were specified as 3% of Techdyne's consolidated sales, which were $36,187,105 for 2003, and as a result, we believe that the April, 2004 earn-out payment should have been $1,085,613. We have demanded payment from and initiated legal action in Florida state court against Simclar International, the purchaser of Techdyne, for the $155,365 balance due. Simclar has filed a counterclaim in the amount of $316,464 alleging prior overpayments resulting from Simclar's certification of erroneous sales amounts for 2003, 2002 and 2001. We believe the counterclaim is without merit. See Note 12 to "Notes to Consolidated Financial Statements."


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

Aggregate Contractual Obligations

      As of December 31, 2004, our contractual obligations (in thousands), including payments due by period, are as follows:


                                                       Payments due by period
                                   -----------------------------------------------------------
                                               Less than                              More than
                                    Total        1 year     1-3 years    3-5 years     5 years
                                   -------      -------      -------      -------      -------
Long-term debt                     $ 2,099      $   513      $ 1,586      $    --      $    --
Operating leases                     9,173        1,580        3,012        2,431        2,150

Acquisition liability:
Current                                380          380           --           --           --
Non-current                            380           --          380           --           --
                                   -------      -------      -------      -------      -------
Total acquisition liability            760          380          380           --           --
                                   -------      -------      -------      -------      -------

Expected interest payments
   on long-term debt                   243          132          111           --           --

Purchase obligations:
Medical services                     5,405        1,037        1,556        1,392        1,420
Construction contracts                  28           28           --           --           --
                                   -------      -------      -------      -------      -------
Total purchase obligations           5,433        1,065        1,556        1,392        1,420
                                   -------      -------      -------      -------      -------
Total contractual obligations      $17,708      $ 3,670      $ 6,645      $ 3,823      $ 3,570
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


Discontinued Operations

      In June, 2001, we sold our 71.3% interest in Techdyne to a third party. A gain of approximately $339,000 on the disposal of Techdyne, which is net of income taxes of approximately $207, 000, has been reflected as a gain on sale of discontinued operations in our 2004 Consolidated Statement of Operations. See Notes 1 and 12 to "Notes to Consolidated Financial Statements."

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


      In those situations where a patient's insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, Dialysis Corporation of America estimates fees based on its knowledge base of historical data for patients with similar insurance plans. Dialysis Corporation of America's internal controls, including an ongoing review and follow-up on estimated fees, allows Dialysis Corporation of America to make necessary changes to estimated fees on a timely basis. When the actual fee schedule is determined, Dialysis Corporation of America then adjusts the amounts originally estimated, and then uses the actual fees to estimate fees for similar future situations. Dialysis Corporation of America adheres to the guidelines of SAB Topic 13 (SAB
104) in regard to recording reasonable estimates of revenue based on its historical experience and identifying on a timely basis necessary changes to estimates.

      Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and Dialysis Corporation of America's patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our customers and Dialysis Corporation of America's patients and their insurance carriers to make their required payments, which would have an adverse effect on cash flows and our results of operations. Therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and specific account identification and the aging of accounts receivable to establish an allowance for losses on accounts receivable. Dialysis Corporation of America adheres to the guidelines of SFAS 5 in determining reasonable estimates of accounts for which uncollectibility is probable.


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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.


      As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Principal Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.


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


                                                            Current Position and                 Position
Name                                  Age                  Areas of Responsibility              Held Since
----                                  ---              --------------------------------         ----------
Thomas K. Langbein                     59              Chairman of the Board of                    1980
                                                         Directors, President and Chief
                                                         Executive Officer

Daniel R. Ouzts                        58              Vice President of Finance,                  1986
                                                         Treasurer, Principal                      1983
                                                         Financial Officer, and Chief
                                                         Accounting Officer

Charles B. Waddell(1)                  75              Director                                    2001

Seymour Friend(2)(3)                   84              Director                                    1975

Peter D. Fischbein(1)(2)(3)            65              Director                                    1984

Robert P. Magrann(1)(2)                60              Director                                    1977

Anthony C. D'Amore(3)                  74              Director                                    1979

Lawrence E. Jaffe                      65              Director                                    2000

Other Significant Employees

Stephen W. Everett                     48              President and Chief Executive               2000 and
                                                       Officer, Director of Dialysis                 2003
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


      Daniel R. Ouzts is a certified public accountant. He joined Medicore in 1980 as Controller of its plasma division. In 1983 he became Controller of Medicore and Dialysis Corporation of America, and in 1986 became Vice-President of Finance and Treasurer of Medicore. In June, 1996, Mr. Ouzts was appointed Vice President and Treasurer of Dialysis Corporation of America, where he served in the capacity of principal financial officer through January 2002 and from July 2003 through August 16, 2004, when he ceased serving as principal financial officer. Mr. Ouzts continues to serve as Vice President and Treasurer of Dialysis Corporation of America., and as its Chief Accounting Officer. See Item 13, "Certain Relationships and Related Transactions."


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

                                                 Summary Compensation Table

                                                                                       Long Term
                                            Annual Compensation                   Compensation Awards
                           ----------------------------------------------------   ---------------------
(a)                         (b)       (c)             (d)               (e)               (g)
                                                                       Other
                                                                       Annual         Securities
     Name and                                                         Compen-         Underlying
Principal Position         Year    Salary($)        Bonus($)          sation($)     Options/SARs(#)
------------------         ----    ---------       ----------        ----------   ---------------------
                                                                                  Medicore    DCA
                                                                                  --------    ---
Medicore, Inc.
----------------------
Thomas K. Langbein(1)      2004     347,838        434,000(2)        33,626(3)              50,000(4)
                           2003     333,232        279,400(5)        30,166(3)
                           2002     293,000         50,000(6)        30,700(3)

Daniel R. Ouzts            2004      95,735         57,600(7)         1,794(8)
                           2003      96,220         29,410(9)         1,794(8)
                           2002      84,200         10,000(10)          430(8)

Dialysis Corporation
of America(11)
----------------------
Stephen W. Everett(12)     2004     179,692        250,000(13)        7,783(14)             50,000(4)
                           2003     168,923        117,078(15)        2,338(14)
                           2002     129,808         85,714(16)        4,179(14)

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

         Certain of our officers and directors are officers and/or directors of Dialysis Corporation of America, including Thomas K. Langbein, who holds the position of Chairman of the Board of Directors of our company and Dialysis Corporation of America, and also serves as an officer and/or director of the Dialysis Corporation of America subsidiaries. Daniel R. Ouzts is our Vice President of Finance,

Chief Accounting Officer, Treasurer and our Principal Financial Officer and is Vice President of Finance, Treasurer and Chief Accounting Officer of Dialysis Corporation of America. Peter D. Fischbein is a director of each of our company and Dialysis Corporation of America. See item 10, "Directors and Executive Officers of the Registrant." Lawrence E. Jaffe is a director, Secretary and corporate counsel to Medicore, and is Secretary and corporate counsel to Dialysis Corporation of America. Mr. Jaffe, together with his son, Joshua M. Jaffe, devote a substantial portion of their professional services to us and Dialysis Corporation of America from which companies their law firm, Jaffe & Falk, LLC, receives approximately 60% of their professional fees, which for fiscal 2004 aggregated approximately $413,000, of which $177,000 was from Medicore. Mr. Langbein beneficially owns approximately 18.8% of Medicore, including an option for 100,000 shares, and approximately 5.2% of Dialysis Corporation of America. Mr. Ouzts has an approximate 2% beneficial interest in our company and less than 1% interest in Dialysis Corporation of America. Mr. Fischbein holds an approximate 2.5% beneficial interest in our company, including an option for 16,666 shares, and less than 1% interest in Dialysis Corporation of America. Mr. Lawrence Jaffe holds an approximate 3.1% beneficial interest in our company and 3.2% interest in Dialysis Corporation of America. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."


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


      21    Subsidiaries of the Company (previously filed).


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

(11)  60% owned subsidiary of Dialysis Corporation of America.

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

August 9, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, amendment no. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Title                                   Date
----                                                 -----                                   ----
/s/ THOMAS K. LANGBEIN              Chairman of the Board of Directors,
---------------------------         Chief Executive Officer and President               August 9, 2005
    Thomas K. Langbein

/s/ DANIEL R. OUZTS                 Vice-President of Finance,
---------------------------         Treasurer, Principal Financial Officer
    Daniel R. Ouzts                 and Chief Accounting Officer                        August 9, 2005

/s/ SEYMOUR FRIEND                  Director                                            August 9, 2005
---------------------------
    Seymour Friend

/s/ PETER D. FISCHBEIN              Director                                            August 9, 2005
---------------------------
    Peter D. Fischbein

/s/ ANTHONY C. D'AMORE              Director                                            August 9, 2005
---------------------------
    Anthony C. D'Amore

/s/ ROBERT P. MAGRANN               Director                                            August 9, 2005
---------------------------
    Robert P. Magrann

/s/ CHARLES B. WADDELL              Director                                            August 9, 2005
---------------------------
    Charles B. Waddell

/s/ LAWRENCE E. JAFFE               Director                                            August 9, 2005
---------------------------
    Lawrence E. Jaffe

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


         Schedule II-Valuation and qualifying accounts                      F-35


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


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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
                                                                                      ===========            ===========


                 See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Operating revenues                                                2004               2003               2002
                                                              ------------       ------------       ------------
     Sales:
         Product sales                                        $    782,014       $    810,482       $    889,904
         Medical service revenues                               40,449,562         29,676,388         25,162,380
                                                              ------------       ------------       ------------
                  Total sales                                   41,231,576         30,486,870         26,052,284
     Other income                                                  536,434            320,580            191,213
                                                              ------------       ------------       ------------
                                                                41,768,010         30,807,450         26,243,497
Cost and expenses:
     Cost of sales:
         Cost of product sales                                     492,461            514,354            496,984
         Cost of medical services                               23,545,586         18,220,891         15,066,551
                                                              ------------       ------------       ------------
                  Total cost of sales                           24,038,047         18,735,245         15,563,535
     Legal fees related party                                      413,000            342,000            310,000
     Selling, general and administrative expenses               13,994,659         11,002,995          8,423,588
     Provision for doubtful accounts                             1,197,905            289,582            705,158
                                                              ------------       ------------       ------------
                                                                39,643,611         30,369,822         25,002,281

Operating income                                                 2,124,399            437,628          1,241,216

Other income (expense):
Interest income related parties                                      7,057             30,111             30,714
Gain on sale of securities                                         402,493            784,005                 --
Other income, net                                                  372,277            286,690            414,943
                                                              ------------       ------------       ------------
                                                                   781,827          1,100,806            445,657
                                                              ------------       ------------       ------------

Income from continuing operations before income taxes,
  minority interest and equity in affiliate earnings             2,906,226          1,538,434          1,686,873

Income tax provision                                             1,382,292            636,289            646,880
                                                              ------------       ------------       ------------

Income from continuing operations before minority
   interest and equity in affiliate earnings                     1,523,934            902,145          1,039,993

Minority interest in income of consolidated subsidiaries        (1,632,138)          (673,145)          (627,408)

Equity in affiliate earnings                                       282,946             44,354             69,533
                                                              ------------       ------------       ------------

Income from continuing operations                                  174,742            273,354            482,118

Discontinued operations:
Gain on disposal of electro-mechanical manufacturing
   operation, net of applicable income taxes of $207,000           338,995                 --                 --
                                                              ------------       ------------       ------------
Net income                                                    $    513,737       $    273,354       $    482,118
                                                              ============       ============       ============

Earnings per share:
   Basic                                                      $        .07       $        .04       $        .07
                                                              ============       ============       ============
   Diluted                                                    $        .06       $        .03       $        .06
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

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                   2004                2003                2002
                                                                               ------------        ------------        ------------
Operating activities:
  Net income                                                                   $    513,737        $    273,354        $    482,118
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation                                                                 1,539,103           1,227,363           1,117,462
     Amortization                                                                     6,243               2,314               6,190
     Bad debt expense                                                             1,197,905             289,582             705,157
     Inventory obsolescence provision (credit)                                      (28,742)            (15,071)            (53,000)
     Stock and option related compensation                                          347,178             349,612               3,750
     Minority interest                                                            1,632,138             673,145             627,408
     Gain on sale of former subsidiary                                             (338,995)                 --                  --
     Equity in affiliate earnings                                                  (282,946)            (44,354)            (69,533)
     Deferred income tax provision (benefit)                                         29,000             (12,000)            127,000
     Gain on sale of securities                                                    (402,493)           (784,005)                 --
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                                       (4,645,543)         (1,681,363)           (222,286)
       Inventories                                                                 (157,309)           (158,574)           (117,014)
       Interest receivable related parties                                           (7,058)            (30,111)            (30,714)
       Prepaid expenses and other current assets                                    449,036              76,888          (1,536,046)
       Accounts payable                                                             322,977            (200,216)           (220,047)
       Accrued expenses and other current liabilities                             1,901,338             829,568             706,018
       Income taxes payable                                                        (116,338)             28,949          (2,322,736)
                                                                               ------------        ------------        ------------
              Net cash provided by (used in) operating activities                 1,959,231             825,081            (796,273)
Investing activities:

  Purchase of minority interests in subsidiaries                                   (670,000)           (670,000)           (300,000)
  Notes receivable                                                                       --                  --            (250,000)
  Acquisition of dialysis centers                                                  (757,616)            (75,000)           (550,000)
  Additions to property and equipment, net of minor disposals                    (3,182,253)         (1,661,343)           (943,647)
  Earn-out payment on sale of former subsidiary                                     930,248           1,010,747           1,105,000
  Other assets                                                                      (16,683)             (5,178)             22,354
  Proceeds from sale of securities                                                  402,493           3,541,081                  --
  Distributions from affiliate                                                       96,633              77,000              22,800
  Loans to physician affiliates                                                    (125,000)           (150,000)                 --
                                                                               ------------        ------------        ------------
              Net cash (used in) provided by investing activities                (3,322,178)          2,067,307            (893,493)

Financing activities:

  Line of credit net payments                                                            --             (79,157)           (106,373)
  Payments on long-term borrowings                                                 (715,037)           (589,956)           (444,335)
  Proceeds from exercise of stock options                                             5,400              34,875                  --
  Share payment prior year stock grant                                               52,500
  Subsidiary repurchase of stock                                                         --             (42,000)                 --
  Repurchase of stock                                                                    --             (66,610)            (38,565)
  Capital contributions by subsidiaries' minority members                           172,000             204,382              10,570
  Distribution to subsidiaries' minority members                                   (435,510)           (118,655)            (10,000)
                                                                               ------------        ------------        ------------
              Net cash used in financing activities                                (920,647)           (657,121)           (588,703)
                                                                               ------------        ------------        ------------
(Decrease) increase in cash and cash equivalents                                 (2,283,594)          2,235,267          (2,278,469)
Cash and cash equivalents at beginning of year                                   10,316,170           8,080,903          10,359,372
                                                                               ------------        ------------        ------------
Cash and cash equivalents at end of year                                       $  8,032,576        $ 10,316,170        $  8,080,903
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


      On June 27, 2001, the company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc., to Simclar International Limited. During 2004, the company recorded an additional gain on the disposal of Techdyne of approximately $339,000, which is net of income taxes of approximately $207,000. This gain has been presented as a gain on sale of discontinued operations in the Consolidated Statement of Operations. See Note 12.


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


      Vendor Volume Discounts: Dialysis Corporation of America has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases. These discounts are recorded in accordance with paragraph 4 of EITF 02-16 as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.


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


      Subsidiary Stock Option Exercises: The company accounts for the net change in its equity in subsidiaries from subsidiary stock option exercises as capital transactions affecting its additional paid-in capital with a corresponding change in minority interest in the subsidiary. The net effect on additional paid-in capital and minority interest is determined by the amount of the decrease in the company's equity in the subsidiary as a result of the increased minority ownership percentage in the subsidiary in relation to the amount of the company's interest in subsidiary equity resulting from the option exercises.

      The decrease in the company ownership percentage in Dialysis Corporation of America from Dialysis Corporation of America stock option exercises resulted in decreases in its equity in Dialysis Corporation of America of approximately $438,000 in 2004 and $142,000 in 2003, with the company's portion of approximately $84,000 in 2004 and $82,000 in 2003 of the increases in Dialysis Corporation of America equity from Dialysis Corporation of America stock option exercises resulting in net decreases in the company's additional paid-in capital and increases in minority interest in Dialysis Corporation of America of approximately $354,000 in 2004 and $60,000 in 2003.


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
                                                         ==========        ==========


      Due to insurance companies represents amounts paid by insurance companies in excess of the amounts billed by the company to the insurers. Dialysis Corporation of America communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in due to insurance companies until resolution.


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
                                                              ===========       ===========       ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


      The components of earnings per share for 2004 are as follows. Due to rounding involved in each separate computation, the total of the individual rounded basic per share amounts for continuing and discontinued operations does not equal the combined rounded basic per share amount.

      Continuing Operations:

      Net income - numerator basic computation                     $   174,742
      Adjustment due to subsidiaries' dilutive securities              (77,659)
                                                                   -----------
      Net income, as adjusted - numerator diluted computation      $    97,083
                                                                   ===========

      Earnings per share:
      Basic:                                                       $       .03
                                                                   ===========
      Diluted:                                                     $       .01
                                                                   ===========

      Discontinued Operations:
      Gain from disposal                                           $   338,995
                                                                   ===========

      Earnings per share:
      Basic                                                        $       .05
                                                                   ===========
      Diluted                                                      $       .05
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


      Revenue Recognition: Net medical service revenues are recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers, other third-party payors, and directly from patients. Currently, there are no approvals pending from third party payors. The medical services division occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay; however, the amount is not significant and the medical services division does not record revenue related to these charitable treatments. Product sales are recorded pursuant to stated shipping terms.


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

Long-term debt is as follows:

                                                                                     December 31,
                                                                              --------------------------
                                                                                 2004            2003
                                                                              ----------      ----------
Development loan secured by land and building with a net book value of $319,000 at December 31, 2004.  Payments of principal
   and interest as described above.                                           $  609,580         636,182

Mortgage note secured by land and building with a net book value of $868,000 at December 31, 2004.  Payments of principal and
   interest as described above.                                                  675,018         714,979

Equipment financing agreement secured by Dialysis Corporation of America equipment with a net book value of $977,000 at December 31,
   2004.  Payments of principal and interest as described above.                 814,337       1,321,194
                                                                              ----------      ----------
                                                                               2,098,935       2,672,355
Less current portion                                                             513,000         575,000
                                                                              ----------      ----------
                                                                              $1,585,935      $2,097,355

      The prime rate was 5.25% as of December 31, 2004 and 4.00% as of December 31, 2003. For interest payments, see Note 14.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 4--INCOME TAXES

      Scheduled maturities of long-term debt outstanding at December 31, 2004 are approximately:

         2005            $  513,000
         2006               956,000
         2007               630,000
         2008                    --
         2009                    --
         Thereafter              --
                         ----------
                         $2,099,000
                         ==========

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

BUSINESS SEGMENT OPERATING REVENUES

                                                                           2004                    2003                    2002
                                                                       ------------            ------------            ------------
Medical Products                                                       $    782,014            $    810,482            $    889,904
Medical Services                                                         40,985,996              29,996,968              25,353,593
                                                                       ------------            ------------            ------------
                                                                       $ 41,768,010            $ 30,807,450            $ 26,243,497
                                                                       ============            ============            ============
BUSINESS SEGMENT PROFIT (LOSS)

Medical Products                                                       $   (164,880)           $   (130,090)           $       (728)
Medical Services                                                          4,188,934               2,207,132               2,099,156
New Technology                                                                   --                 799,005                 210,412
Corporate                                                                (1,520,321)             (1,337,613)               (621,967)
Gain on sale of securities                                                  402,493                      --                      --
                                                                       ------------            ------------            ------------
                                                                       $  2,906,226            $  1,538,434            $  1,686,873
                                                                       ============            ============            ============
BUSINESS SEGMENT ASSETS

Medical Products                                                       $    389,383            $    384,816            $    392,992
Medical Services                                                         26,489,714              19,604,374              17,153,984
New Technology                                                                   --                      --               2,742,076
Corporate                                                                10,630,329              11,060,251               8,386,678
Elimination of corporate advance receivable
    from medical services                                                  (449,320)               (234,095)                     --
Elimination of corporate note receivable
     from medical services                                               (1,435,008)                     --                      --
Elimination of corporate interest  receivable
     from medical services                                                  (26,639)
                                                                                               ------------            ------------
                                                                                               ------------            ------------
                                                                       $ 35,598,459            $ 30,815,346            $ 28,675,730
                                                                       ============            ============            ============
OTHER BUSINESS SEGMENT INFORMATION

Interest income:

Medical Services                                                       $     39,595            $     53,886            $     47,846
New Technology                                                                   --                  15,000                 210,411
Corporate                                                                   142,602                  57,596                  98,403
Elimination of medical services intercompany
     interest charge to corporate                                                --                      --                  (2,957)
Elimination of medical services intercompany
     interest charge to new technology                                           --                      --
Elimination of corporate intercompany
     interest charge to medical services                                    (55,996)                 (1,633)                     --
                                                                       ------------            ------------            ------------
                                                                       $    126,201            $    124,849            $    353,703
                                                                       ============            ============            ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 6--BUSINESS SEGMENT DATA--Continued

                                                          2004              2003               2002
                                                       -----------       -----------       -----------
Interest expense:
Medical Products                                       $        --       $       335       $    10,904
Medical Services                                           218,787           202,949           220,441
Corporate                                                       --                --            14,054
Elimination of medical services intercompany
     interest charge to corporate                               --                --            (2,957)
Elimination of corporate intercompany
   interest charge to medical services                     (55,996)           (1,633)               --
                                                       -----------       -----------       -----------
                                                       $   162,791       $   201,651       $   242,442
                                                       ===========       ===========       ===========
Depreciation and amortization:
Medical Products                                       $        --       $        --       $       563
Medical Services                                         1,498,987         1,186,234         1,065,887
Corporate                                                   46,358            43,443            57,202
                                                       -----------       -----------       -----------
                                                       $ 1,545,345       $ 1,229,677       $ 1,123,652
                                                       ===========       ===========       ===========

Discontinued operations:
Gain on disposal of former subsidiary, net of tax      $   338,995       $        --       $        --
                                                       ===========       ===========       ===========

Other significant non-cash items:
New Technology:
Gain on sale of securities                             $   402,493       $   784,005       $        --
Medical Services:
     Stock option related compensation expense                  --           120,000           100,000
Corporate:
     Stock option related compensation expense             347,178           349,612                --
     Gain on sale of former subsidiary                     549,995                --                --

Capital Expenditures:
Medical Products                                       $        --       $        --       $    (1,121)
Medical Services                                         3,132,000         1,656,000         1,325,882
Corporate                                                   50,000             4,000            17,413
                                                       -----------       -----------       -----------
                                                       $ 3,182,000       $ 1,660,000       $ 1,342,174
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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 6--BUSINESS SEGMENT DATA--Continued


MEDICAL SERVICE REVENUE

      Dialysis Corporation of America's revenues by payor are as follows:

                                                     Year Ended December 31,
                                                   2004       2003      2002
                                                   ----       ----      ----
Medicare                                            48%        54%       49%
Medicaid and comparable programs                     8%         8%        9%
Hospital inpatient dialysis services                 6%         7%       10%
Commercial insurers and other private payors        38%        31%       32%
                                                   ----       ----      ----
                                                   100%       100%      100%
                                                   ====       ====      ====

      Dialysis Corporation of America's sources of revenue (in thousands) are as follows:

                                                            Year Ended December 31,
                                         ---------------------------------------------------------
                                               2004                 2003                 2002
                                         ---------------     -----------------     ---------------
Outpatient hemodialysis services        $18,599      47%     $13,873       47%     $12,118     48%
Home peritoneal dialysis services         2,691       7%       1,294        4%         823      3%
Inpatient hemodialysis services           2,261       5%       2,114        7%       2,545     10%
Ancillary services                       16,899      42%      12,395       42%       9,676     39%
                                         ------     ----     -------      ----     -------    ----
                                        $40,450     100%     $29,676      100%     $25,162    100%


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
                                                      ----------
                                                      $9,173,000

      Effective January 1, 1997, Dialysis Corporation of America established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and Techdyne adopted the 401(k) profit sharing plan of Lytton, a Techdyne subsidiary, as participating employers effective July 1, 1998. Subsequent to the sale of its interest in

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 7--COMMITMENTS--Continued

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


      Dialysis Corporation of America has given the non-affiliated owner of the facility in Georgia that is managed by Dialysis Corporation of America a put option to sell to a subsidiary of Dialysis Corporation of America all the assets of that Georgia dialysis facility. The Dialysis Corporation of America subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options are exercisable through September, 2005. The put option, however, is not exercisable unless that Georgia dialysis facility has recorded $100,000 in pre-tax profits. Upon exercise of either the put or call option the owner would receive a 20% interest in Dialysis Corporation of America's subsidiary which would own and operate the Georgia facility, and the remainder of the purchase price would be paid in cash, determined on a formula based upon a multiple of EBITDA.

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

NOTE 9--ACQUISITIONS


      Dialysis Corporation of America has made various acquisitions commencing in 2001, as further described below. These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on Dialysis Corporation of America's analysis of the potential for each acquisition and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen Dialysis Corporation of America's market share within a geographic area or provide Dialysis Corporation of America with the opportunity to enter a new geographic area and market.

      In addition to potential future profitability, market share, physician relationships and geographic considerations, Dialysis Corporation of America reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers. Dialysis Corporation of America also considers the synergistic effects of a potential acquisition, including potential costs integration, and the effect of the acquisition on the overall valuation of Dialysis Corporation of America.


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

NOTE 12--SALE OF INTEREST IN FORMER SUBSIDIARY


         On April 6, 2001, the company entered into an agreement with Simclar International to sell its 71.3% ownership interest in Techdyne, Inc. (now Simclar, Inc.) to Simclar International for $10,000,000. The agreement provided for an earn-out consisting of 3% of consolidated Techdyne sales for the three fiscal years commencing January 1, 2001. Limitations on the earn-out ranged from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The earn-out was payable in cash each year for the earn-out period just ended. In April, 2002, the company received the first earn-out payment of $1,105,000. In April, 2003, the company received the second earn-out payment of $1,011,000. In April, 2004, the company received a third earn-out payment of $930,248. The total earn-out payments received of approximately $3,046,000 exceeded the $2,500,000 minimum earn-out previously recorded by approximately $546,000 which has been reflected, net of income taxes of approximately $207,000 as a gain of approximately $339,000 on disposal of discontinued operations in the consolidated statement of operations. See Note 1. Based on Techdyne (Simclar, Inc.) consolidated sales of $36,187,105 for 2003 on which the earn-out payment is supposed to be computed based on the Agreement for Sales and Purchase of Shares, the earn-out payment received in April, 2004, should have been $1,085,613. The company has demanded payment of the $155,365 balance due from Simclar International, and on April 10, 2004, the company filed an action in the 11th Judicial Circuit in Miami-Dade County, Florida to collect the balance of the earn-out payment due. Simclar has filed a counterclaim

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 12--SALE OF INTEREST IN FORMER SUBSIDIARY--Continued

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

                                    Exhibits

                                       to

                                  MEDICORE, INC


                 Annual Report on Form 10-K/A, Amendment No. 1
                  For the Fiscal Year Ended December 31, 2004

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350