Form 10-Q
period 2005-06-30
MEDICORE INC
filed 2005-08-15
CIK 8643

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-6906

                                 MEDICORE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                      59-0941551
--------------------------------------------           -------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)

2337 West 76th Street, Hialeah, Florida                          33016
---------------------------------------                -------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (305) 558-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|or No|_|

         Indicate by check |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes |_| or No |X|

Common Stock Outstanding

         Common Stock, $.01 par value - 7,340,258 shares as of July 31, 2005.

                         MEDICORE, INC. AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION

         The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2005 and June 30, 2004 include the accounts of the Registrant and all its subsidiaries.

Item 1.  Financial Statements

      1) Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and June 30, 2004 (Unaudited).

      2) Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004.

      3) Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004 (Unaudited).

      4) Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

                         PART I -- FINANCIAL INFORMATION

         Item 1.           Financial Statements

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended             Six Months Ended
                                                                          June 30,                        June 30,
                                                              -----------------------------     -----------------------------
                                                                   2005            2004            2005             2004
                                                                   ----            ----            ----             ----
Revenues:
    Sales:
         Product sales                                        $    197,301     $    198,828     $    393,996     $    423,146
         Medical service revenues                               11,021,524        9,496,608       21,505,625       17,906,132
                                                              ------------     ------------     ------------     ------------
                  Total sales                                   11,218,825        9,695,436       21,899,621       18,329,278
    Other income                                                   119,902           92,610          248,297          309,655
                                                              ------------     ------------     ------------     ------------
                                                                11,338,727        9,788,046       22,147,918       18,638,933
                                                              ------------     ------------     ------------     ------------
Cost and expenses:
    Cost of sales:
         Cost of product sales                                     124,037          131,623          230,330          249,250
         Cost of medical services                                6,724,869        5,738,179       13,267,470       10,900,401
                                                              ------------     ------------     ------------     ------------
                  Total cost of sales                            6,848,906        5,869,802       13,497,800       11,149,651
     Legal fees related party                                       90,000           90,000          179,000          169,000
    Selling, general and administrative expenses                 3,861,744        3,196,226        7,463,455        6,794,501
    Provision for doubtful accounts                                204,649          200,042          452,643          348,337
                                                              ------------     ------------     ------------     ------------
                                                                11,005,299        9,356,070       21,592,898       18,461,489
                                                              ------------     ------------     ------------     ------------

Operating income                                                   333,428          431,976          555,020          177,444

 Other income:
   Interest income related parties                                   1,421              960            2,713            4,785
   Other income, net                                               170,409           78,325          276,776          153,623
                                                              ------------     ------------     ------------     ------------
                                                                   171,830           79,285          279,489          158,408
                                                              ------------     ------------     ------------     ------------

 Income from continuing operations before income taxes,
      minority interest and equity in affiliate earnings           505,258          511,261          834,509          335,852

Income tax provision                                               310,105          277,665          618,908          286,773
                                                              ------------     ------------     ------------     ------------

Income from continuing operations before minority interest
     and equity in affiliate earnings                              195,153          233,596          215,601           49,079

Minority interest in income of consolidated subsidiaries          (285,908)        (298,568)        (492,045)        (472,491)

Equity in affiliate earnings                                        94,689           31,362          214,798           50,395
                                                              ------------     ------------     ------------     ------------

Income (loss) from continuing operations                             3,934     $    (33,610)         (61,646)    $   (373,017)

Discontinued operations:
Gain on disposal of electro-mechanical manufacturing
operation,
     net of applicable income taxes of $207,000                         --               --               --          338,995
                                                              ------------     ------------     ------------     ------------

Net income (loss)                                             $      3,934     $    (33,610)    $    (61,646)    $    (34,022)
                                                              ============     ============     ============     ============

Income (loss) per share:
   Basic                                                      $        .--     $        .--     $       (.01)    $        .--
                                                              ============     ============     ============     ============
   Diluted                                                    $        .--     $       (.01)    $       (.01)    $       (.01)
                                                              ============     ============     ============     ============

See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,         December 31,
                                                                                              2005              2004(A)
                                                                                           -----------       -----------
                                                                                           (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents                                                                $ 5,911,758       $ 8,032,576
  Accounts receivable, less allowance of
    $1,901,000 at June 30, 2005 and $1,643,000 at December 31, 2004                          8,658,253         8,627,091
  Inventories, less allowance for obsolescence
    of $61,000 at June 30, 2005 and $61,000 at December 31, 2004                             1,438,255         1,566,892
  Related parties' loan and interest receivable                                                114,410           111,696
  Prepaid expenses and other current assets                                                  1,977,671         1,350,608
  Deferred income tax asset                                                                    970,000           841,000
                                                                                           -----------       -----------
         Total current assets                                                               19,070,347        20,529,863
                                                                                           -----------       -----------

Property and equipment
  Land and improvements                                                                      1,170,613         1,027,108
  Building and building improvements                                                         3,519,400         3,252,191
  Equipment and furniture                                                                    8,454,302         8,318,684
  Leasehold improvements                                                                     5,258,435         4,692,980
                                                                                           -----------       -----------
                                                                                            18,402,750        17,290,963
  Less accumulated depreciation and amortization                                             7,878,337         7,177,770
                                                                                           -----------       -----------
                                                                                            10,524,413        10,113,193
                                                                                           -----------       -----------

Other assets                                                                                 1,382,506         1,306,389
Goodwill                                                                                     3,649,014         3,649,014
                                                                                           -----------       -----------
         Total other assets                                                                  5,031,520         4,955,403
                                                                                           -----------       -----------
                                                                                           $34,626,280       $35,598,459
                                                                                           ===========       ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $ 1,394,367       $ 1,660,710
  Accrued expenses and other current liabilities                                             4,923,715         5,752,137
  Current portion of long-term debt                                                          1,075,000           513,000
                                                                                           -----------       -----------
         Total current liabilities                                                           7,393,082         7,925,847

Long-term debt, less current portion                                                           750,783         1,585,935

Acquisition liability                                                                          380,297           380,297

Deferred income tax liability                                                                1,209,000         1,135,000
                                                                                           -----------       -----------

         Total liabilities                                                                   9,733,162        11,027,079

Minority interest in subsidiaries                                                            7,497,670         7,042,885

Commitments and Contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized 12,000,000 shares; 7,132,434 shares issued and outstanding at June 30, 2005;
     6,990,630 shares issued and outstanding at December 31, 2004                               71,324            69,906
  Additional paid-in capital                                                                12,954,692        13,027,511
  Retained earnings                                                                          4,369,432         4,431,078
                                                                                           -----------       -----------
         Total stockholders' equity                                                         17,395,448        17,528,495
                                                                                           -----------       -----------
                                                                                           $34,626,280       $35,598,459
                                                                                           ===========       ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March, 2005, and amended on Form 10-K/A1 dated August 9, 2005.

See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       -----------------------------
Operating activities:                                                      2005             2004
                                                                       ------------     ------------
    Net loss                                                           $    (61,646)    $    (34,022)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation                                                       839,295          734,242
         Amortization                                                         7,050            1,157
         Bad debt expense                                                   452,643          348,337
         Deferred income tax benefit                                        (65,217)         (70,000)
         Inventory obsolescence credit                                           --          (15,445)
         Stock option expense                                                    --          351,845
         Minority interest                                                  492,045          472,491
         Equity in affiliate earnings                                      (214,798)         (50,395)
         Gain on sale of former subsidiary                                       --         (338,995)
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                             (483,805)      (1,760,852)
           Inventories                                                      128,637         (180,229)
           Interest receivable related parties                               (2,714)          (4,786)
           Prepaid expenses and other current assets                       (627,063)          14,720
           Accounts payable                                                (266,343)          (4,757)
           Accrued expenses and other current liabilities                  (828,422)       1,056,218
           Income taxes payable                                                  --          (91,217)
                                                                       ------------     ------------
               Net cash (used in) provided by operating activities         (630,338)         428,312
                                                                       ------------     ------------

Investing activities:
    Payments received on physician affiliate loans                            7,667               --
    Earn-out payment from sale of subsidiary                                     --          930,248
    Purchase of minority interest in subsidiaries                                --         (670,000)
    Additions to property and equipment, net of minor disposals          (1,250,515)      (1,966,725)
    Distribution from affiliate                                             208,622           20,400
    Other assets                                                            (81,324)          (8,404)
                                                                       ------------     ------------
               Net cash used in investing activities                     (1,115,550)      (1,694,481)
                                                                       ------------     ------------

Financing activities:
    Payments on long-term borrowings                                       (273,152)        (276,474)
    Proceeds from exercise of stock options                                 143,974            5,400
    Capital contributions by subsidiaries' minority members                  10,000               --
    Distribution to subsidiaries' minority members                         (255,752)        (115,843)
                                                                       ------------     ------------
               Net cash used in financing activities                       (374,930)        (386,917)
                                                                       ------------     ------------

Decrease in cash and cash equivalents                                    (2,120,818)      (1,653,086)

Cash and cash equivalents at beginning of periods                         8,032,576       10,316,170
                                                                       ------------     ------------

Cash and cash equivalents at end of periods                            $  5,911,758     $  8,663,084
                                                                       ============     ============

See notes to consolidated financial statements.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business: The company has three reported business segments. The medical services segment, operated by Medicore's 56% owned subsidiary, Dialysis Corporation of America and subsidiaries ("Dialysis Corporation of America"), owns 21 operating kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has six dialysis centers under development; and has agreements to provide inpatient dialysis treatments to various hospitals. The medical products segment is engaged in the distribution of medical products. A third segment, investment in technology companies, was initiated in January 2000, and currently has investments in two affiliated
Linux software companies. See "Consolidation."

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

         On June 27, 2001, the company sold its 71.3% interest in its electro-mechanical manufacturing subsidiary, Techdyne, Inc., to Simclar International Limited. During the first quarter of 2004, the company recorded an additional gain on the disposal of Techdyne of approximately $339,000, which is net of income taxes of approximately $207,000. The gain has been presented as a gain on sale of discontinued operations in the Consolidated Statements of Operations. See Note 13.

         Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Vendor Volume Discounts Dialysis Corporation of America has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases: These discounts are recorded in accordance with paragraph 4 of EITF 02-16 as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Vendor Concentration: The company's medical services segment purchases erythropoietin (EPO) from one supplier which comprised 34% and 33% of medical services cost of sales for the three months and six months ended June 30, 2005 and 35% and 36% for the same periods of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO which amounted to approximately $3,055,000 and $5,842,000 for the three months and six months ended June 30, 2005 and $2,571,000 and $5,001,000 for the same periods of the preceding year, comprised 28% and 27% and 27% and 28% medical service revenue for these periods, respectively.

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

         Deferred Expenses: Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans. Deferred expenses of approximately $73,000 at June 30, 2005 and $80,000 at December 31, 2004 are recorded as other assets. Amortization expense was $3,525 and $7,050 for the three months and six months ended June 30, 2005 and $578 and $1,157 for the same periods of the preceding year.

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

         Other Income:

         Operating:

         Other operating income is comprised as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30,                 June30,
                                    --------------------    --------------------
                                      2005        2004        2005        2004
                                    --------    --------    --------    --------


Management fee income               $119,902    $ 92,610    $248,297    $175,472
Litigation settlement                     --          --          --     134,183
                                    --------    --------    --------    --------
                                    $119,902    $ 92,610    $248,297    $309,655
                                    ========    ========    ========    ========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         Non-operating:

         Other income, net, is comprised as follows:

                               Three Months Ended           Six Months Ended
                                    June 30,                    June30,
                            -----------------------     -----------------------
                              2005           2004          2005          2004
                            ---------     ---------     ---------     ---------
Rental income               $  89,146     $  85,658     $ 177,957     $ 170,946
Interest income                52,323        19,470       100,677        38,315
Interest (expense)            (31,774)      (40,755)      (66,475)      (83,352)
Other                          60,714        13,952        64,617        27,714
                            ---------     ---------     ---------     ---------
Other income, net           $ 170,409     $  78,325     $ 276,776     $ 153,623
                            =========     =========     =========     =========

         Accrued Expenses: Accrued expenses and other current liabilities is comprised as follows:

                                                          June 30,     December 31,
                                                            2005          2004
                                                         ----------    ----------
Accrued compensation                                     $1,026,609    $1,531,743
Due to insurance companies                                2,963,860     2,926,711
Acquisition liability - current portion (see Note 10)       380,298       380,298
Other                                                       552,948       913,385
                                                         ----------    ----------
                                                         $4,923,715    $5,752,137
                                                         ==========    ==========

         Due to insurance companies represents amounts paid by insurance companies in excess of anticipated revenues from the insurers. Dialysis Corporation of America communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary and underbillings by the company based on estimated fee schedules. These amounts remain in due to insurance companies until resolution.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information, which includes the pro forma effects related to the company's interest in Dialysis Corporation of America pro forma adjustments, follows:

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                  June 30,
                                                          ---------------------     ----------------------
                                                            2005         2004          2005         2004
                                                          --------     --------     ---------     --------
Net income (loss), as reported                            $  3,934     $(33,610)    $ (61,646)    $(34,022)

Stock-based employee compensation expense under
         fair value method, net of related tax effects     (31,380)     (24,439)      (62,758)     (31,058)
                                                          --------     --------     ---------     --------
Pro forma net loss-basic computation                       (27,446)     (58,049)     (124,404)     (65,080)
Subsidiary dilutive securities adjustments                 (15,451)      (9,928)      (25,661)     (25,171)
                                                          --------     --------     ---------     --------
Pro forma net loss-diluted computation                    $(42,897)    $(67,977)    $(150,065)    $(90,251)
                                                          ========     ========     =========     ========

Income (loss) per share:
Basic, as reported                                        $    .--     $    .--     $     .--     $    .--
                                                          ========     ========     =========     ========
Basic, pro forma                                          $    .--     $   (.01)    $    (.01)    $   (.01)
                                                          ========     ========     =========     ========
Diluted, as reported                                      $    .--     $   (.01)    $    (.01)    $   (.01)
                                                          ========     ========     =========     ========
Diluted, pro forma                                        $   (.01)    $   (.01)    $    (.01)    $   (.01)
                                                          ========     ========     =========     ========

         Earnings (Loss) Per Share: Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, using the treasury stock method and average market price.

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                         ---------------------------     ---------------------------
                                                            2005            2004            2005            2004
                                                         -----------     -----------     -----------     -----------
Net income (loss), numerator-basic computation           $     3,934     $   (33,610)    $   (61,646)    $   (34,022)
Adjustment due to subsidiaries' dilutive securities          (15,451)         (9,928)        (25,661)        (25,171)
                                                         -----------     -----------     -----------     -----------
Net loss as adjusted, numerator-diluted computation      $   (11,517)    $   (43,538)    $   (87,307)    $   (59,193)
                                                         ===========     ===========     ===========     ===========

Weighted average shares-denominator basic computation      7,132,434       6,988,614       7,087,418       6,987,325
Effect of dilutive stock options                             224,112              --              --              --
                                                                         -----------     -----------     -----------
Weighted aver shares as adjusted-denominator
     diluted computation                                   7,356,546       6,988,614       7,087,418       6,987,325
                                                         ===========     ===========     ===========     ===========

Income (loss) per share:
Basic                                                    $       .--     $       .--     $      (.01)    $       .--
                                                         ===========     ===========     ===========     ===========
Diluted                                                  $       .--     $      (.01)    $      (.01)    $      (.01)
                                                         ===========     ===========     ===========     ===========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

         The components of earnings per share for the six months ended June 30, 2004 are as follows.

Continuing Operations:
Net loss-numerator basic computation                   $  (373,017)
Adjustment due to subsidiaries' dilutive securities        (25,171)
                                                       -----------
Net loss as adjusted-numerator diluted computation     $  (398,188)
                                                       ===========

Earnings per share:
Basic:                                                 $      (.05)
                                                       ===========
Diluted:                                               $      (.06)
                                                       ===========

Discontinued Operations:
Gain from disposal                                     $   338,995
                                                       ===========

Earnings per share:
Basic                                                  $       .05
                                                       ===========
Diluted                                                $       .05
                                                       ===========

         The company has various stock options outstanding which have not been included in the diluted loss per share computation for the six months ended June 30, 2005 computation or for the prior year since they would be anti-dilutive due to the loss. See Note 6.

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

         Credit Risk: The company's primary concentration of credit risk is with accounts receivable which consist primarily of amounts owed by governmental agencies, insurance companies and private patients to our medical services division, and amounts owed by commercial customers to our medical products division. Receivables of our medical services division from Medicare and Medicaid comprised 48% of that division's receivables at June 30, 2005 and 52% at December 31, 2004.

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

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

         On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" ("FAS 123(R)). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, on a calendar year need not comply with FAS 123(R) until the interim financial statements for the first quarter of 2006 are filed with the SEC. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost related to the unvested options to be recognized over the vesting period of the options. The company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements.

         Advertising Costs: The company expenses advertising costs as they are incurred. Advertising costs amounted to $34,000 and $48,000 for the three months and six months ended June 30, 2005 and $22,000 and $54,000 for the same periods of the preceding year.

         Reclassification: Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months and six months ended June 30, 2005 and June 30, 2004 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 2--INTERIM ADJUSTMENTS--Continued

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's latest annual report on Form 10-K for the year ended December 31, 2004, as amended on Form 10-K/A1 dated August 9, 2005.

NOTE 3--TRANSACTIONS WITH VIRAGEN, INC.

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

         In August 2002, the company initiated a legal action against Viragen for breach of the royalty agreement and for an accounting of sales pursuant to the royalty agreement. In July 2003, we reached an agreement with Viragen pursuant to mediation proceedings following our obtaining a partial summary judgment against Viragen in March 2003, for amounts owed to us under the royalty agreement with Viragen. Viragen agreed to remit $30,000 on each of August 1, 2003, August 1, 2004 and August 1, 2005, with annual interest accruing at 5% on the August 2004 and 2005 payments. Viragen remitted the $30,000 payments due August 1, 2003, 2004 and 2005. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement and has remitted quarterly payments since October 2003, aggregating approximately $27,000.

NOTE 4--LONG-TERM DEBT

         Dialysis Corporation of America through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest initially at 8.75% and currently at 1% over prime, which loan is secured by a mortgage on Dialysis Corporation of America's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $596,000 at June 30, 2005 and $610,000 at December 31, 2004.

         In April 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage through April 2006 secured by its land and building in Valdosta, Georgia with interest initially at 8.29% and currently at prime plus 1/2% with a minimum of 6.0%. Payments are $6,800 including principal and interest commencing May 2001, with a final payment consisting of a balloon payment and any unpaid interest due April 2006. The remaining principal balance under this mortgage amounted to approximately $654,000 at June 30, 2005 and $675,000 at December 31, 2004.

         The Dialysis Corporation of America equipment financing agreement is for financing for some of the kidney dialysis machines for Dialysis Corporation of America's facilities. The financing is secured by the financed equipment. There was no financing during the first half of 2005 or the same period of the preceding year. Monthly payments under the agreement are pursuant to various schedules extending through August 2007, with interest at rates ranging from 4.13% to 10.48%. Financing under the equipment financing agreement is a non-cash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $575,000 at June 30, 2005 and $814,000 at December 31, 2004.

         The prime rate was 6.25% as of June 30, 2005 and 5.25% as of December 31, 2004. For interest payments, see Note 14.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 4--LONG-TERM DEBT--Continued

         Dialysis Corporation of America's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the net worth of Dialysis Corporation of America, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of that subsidiary, and require maintenance of certain financial ratios. Dialysis Corporation of America was in compliance with the debt covenants June 30, 2005 and December 31, 2004.

NOTE 5--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         For income tax payments, see Note 14.

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION

         On May 6, 1996, the company adopted a Key Employee Stock Plan reserving 100,000 shares of its common stock for issuance from time to time to officers, directors, key employees, advisors and consultants as bonus or compensation for performances and or services rendered to the company or otherwise providing substantial benefit for the company. As of June 30, 2005, 2,000 shares have been issued under this Plan.

         In July 2000, the company granted, under its 1989 Stock Option Plan, five-year non-qualified stock options for 820,000 shares to officers, directors and employees of Medicore and its subsidiaries exercisable at $1.38 per share. Options for 16,000 shares were cancelled due to employee terminations and resignations. In September 2003, 229,668 options were exercised and in January 2004, 234,671 options were exercised, all such exercises based on bonuses. On March 7, 2005, 6,666 of these options were exercised with the company receiving $9,199 payment for the exercise, leaving 217,995 of those options outstanding as of June 30, 2005, all of which were exercised in July 2005.

         On September 25, 2003, the company granted options for 21,000 common shares to each of two directors under the company's 1989 Stock Option Plan exercisable at $2.25 per share through September 24, 2006. All these options vested except for 14,000 options which vest on September 24, 2006, except earlier if the merger of the company with Dialysis Corporation of America is completed, at which time the options are expected to be exercised. See Note 18. In July 2004, an aggregate of 2,016 options were exercised by effecting a "cashless" exercise of the vested portion of the option with respect to 7,000 shares, and in February 2005, 5,138 options were exercised through a cashless exercise of the vested portion of the option with respect to 7,000 shares. As of June 30, 2005, 28,000 of these options were outstanding of which 14,000 options were exercised in July, 2005. See Note 14.

         As part consideration for a May 2003 consulting agreement, terminated as of December 31, 2005 (see Note 8), the company granted options (not within the 1989 Plan) to purchase 200,000 shares of common stock exercisable for two years at $2.50 per share. The option was exercised on February 28, 2005, through a cashless exercise with the consultant receiving a net of 130,000 shares from the option exercise.

         The company issued 875,000 shares of stock as compensation to officers and directors in June 2001. In connection with a revaluation of this issuance of shares, officers and directors who received these shares paid the company $52,500 during 2004. See Note 14.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

         On January 28, 2004, Dialysis Corporation of America effected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices with respect to Dialysis Corporation of America have been adjusted to reflect the stock split. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these Notes.

         In April, 1999, Dialysis Corporation of America adopted a stock option plan pursuant to which its board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, 1,480,000 of these options have been exercised and 120,000 options have been cancelled. 680,000 options were exercised for cash payment of the par value and the balance in promissory notes with interest at 6.2% and were repaid with 91,800 shares of Dialysis Corporation of America stock in February 2004. The balance of the 800,000 options were exercised in 2003 and 2004 with the exercise price paid in part with director bonuses and in part by the payment with Dialysis Corporation of America's stock. The exercises and share payments to the company represents a non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statements of Cash Flows." See Note 14.

         In January 2001, Dialysis Corporation of America's board of directors granted to its CEO and President a five-year option for 330,000 shares exercisable at $.63 per share all of which options vested on January 1, 2005. In January 2004, 56,384 of these options were exercised for $35,240, with the exercise price satisfied by a Dialysis Corporation of America director bonus. In March 2005, 150,000 of these options were exercised with Dialysis Corporation of America receiving $93,750 for the exercise price, leaving 123,616 of these options outstanding.

         In September 2001, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately. In 2003 and 2004, 8,146 of these options were exercised with the exercise price satisfied by Dialysis Corporation of America director bonuses. These exercises represent a non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note
15. In January 2004, 7,200 of these options were exercised and in February, 2005 15,000 options were exercised for cash. 14,654 options were cancelled due to the resignation of a Dialysis Corporation of America director in June 2004 and 105,000 options remain outstanding, of which 75,000 had vested as of June 30, 2005.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK COMPENSATION--Continued

         In May 2002, Dialysis Corporation of America's board of directors granted five-year options for an aggregate of 21,000 shares to certain of its employees. Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders. During the first half of 2005, 7,000 of these options were exercised.

         In June 2003, Dialysis Corporation of America's board of directors granted to an officer a five-year stock option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares each June 4 from 2004 through 2007 with 25,000 of these options vested at June 30, 2005.

         In August 2003, Dialysis Corporation of America's board of directors granted a three-year option to a director for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares on August 19, 2004 and 2005 with 5,000 of these options vested as of June 30, 2005.

         In January 2004, Dialysis Corporation of America's board of directors granted a five-year option for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008. In February 2005, a portion of this option was exercised for 5,000 shares with Dialysis Corporation of America receiving a cash payment of $15,425, leaving 15,000 of these options (non-vested) outstanding.

         In June 2004, Dialysis Corporation of America's board of directors granted 160,000 options to officers, directors and a key-employee exercisable at $4.02 per share through June 6, 2009. 51,500 options are vested of which 3,750 were exercised in July, 2005 and 108,750 options vest annually in equal 25% increments from June 7, 2006 to June 7, 2008.

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

                            Three Months Ended                Six Months Ended
                                 June 30,                         June 30,
                      -----------------------------     -----------------------------
                          2005             2004             2005             2004
                      ------------     ------------     ------------     ------------
OPERATING REVENUES
Medical products      $    197,301     $    198,828     $    393,996     $    423,146
Medical services        11,141,426        9,589,218       21,753,992       18,215,787
                      ------------     ------------     ------------     ------------
                      $ 11,338,727     $  9,788,046     $ 22,147,918     $ 18,638,933
                      ============     ============     ============     ============
PROFIT (LOSS)
Medical products      $    (35,901)    $    (43,069)    $    (61,562)    $    (48,587)
Medical services           748,742          764,535        1,325,093        1,305,354
Corporate                 (207,583)        (210,205)        (429,022)        (920,915)
                      ------------     ------------     ------------     ------------
                      $    505,258     $    511,261     $    834,509     $    335,852
                      ============     ============     ============     ============

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 7--BUSINESS SEGMENT DATA--Continued

MAJOR CUSTOMERS

         Medical services revenues represent revenues of the company dialysis division. A significant portion of medical service revenue pertains to services provided to individuals receiving Medicare and Medicaid benefits or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the company's operations. Approximately 60% of medical service revenues for the three months and six months ended June 30, 2005 and 56% and 57% for the same periods of the preceding year were derived from Medicare and Medicaid reimbursement.

         Dialysis Corporation of America's revenues by payor are as follows:

                                                 Three Months Ended       Six Months Ended
                                                      June 30,               June 30,
                                                 ------------------       ----------------
                                                   2005    2004            2005    2004
                                                   ----    ----            ----    ----
Medicare                                             51%     48%             51%     49%
Medicaid and comparable programs                      9       8               9       8
Hospital inpatient dialysis services                  4       5               5       6
Commercial insurers and other private payors         36      39              35      37
                                                    ---     ---             ---     ---
                                                    100%    100%            100%    100%
                                                    ===     ===             ===     ===

         Dialysis Corporation of America's sources of revenue (in thousands) are as follows:

                                                 Three Months Ended                                 Six Months Ended
                                                      June 30,                                         June 30,
                                     -------------------------------------------     -------------------------------------------
                                              2005                    2004                   2005                     2004
                                              ----                    ----                   ----                     ----
Outpatient hemodialysis services     $ 5,764          52%    $ 4,362          52%    $11,134          52%      8,168          46%
Home peritoneal dialysis services        761           7         654           6       1,541           7       1,077           6
Inpatient hemodialysis services          482           4         521           6       1,110           5       1,110           6
Ancillary services                     4,015          37       3,960          36       7,721          36       7,551          42
                                     -------     -------     -------     -------     -------     -------     -------     -------
                                     $11,022         100%    $ 9,497         100%    $21,506         100%    $17,906         100%
                                     =======     =======     =======     =======     =======     =======     =======     =======

NOTE 8--COMMITMENTS

         In January 2003, the company and Dialysis Corporation of America established a 401(k) plan with an eligibility requirement of one year of service and 21 year old age requirement, and containing employer match provisions on a portion of employee contributions. To date, employer matching expense has been minimal.

         We entered into a one-year consulting agreement with an investment relations firm in May 2003, with a monthly fee of $4,000. The agreement also provided for the issuance of an option to purchase 200,000 shares of our common stock. The option was exercised through a cashless exercise on February 28, 2005 with the consultant selling the company 70,000 shares to pay the $500,000 exercise price and receiving 130,000 shares of the company's common stock. The agreement was continued on a month-to-month basis through December 2004. See
Note 6.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 8--COMMITMENTS--Continued

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

NOTE 9--RELATED PARTY TRANSACTIONS

         In May 2001, Dialysis Corporation of America loaned its President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all the President's Dialysis Corporation of America stock options, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 and $3,000 for the three months and six months ended June 30, 2005 and $1,000 and $2,000 for the same periods of the preceding year.

         The 20% minority interest in DCA of Vineland, LLC, a subsidiary of Dialysis Corporation of America, was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001, and whose directorship ceased in June 2003. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician's companies holding a combined 49% ownership interest in DCA of Vineland.

         In July 2000, one of the companies owned by this physician, acquired a 20% interest in DCA of Manahawkin, Inc. Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

         Effective March 17, 2004, the company agreed to provide Dialysis Corporation of America with up to $1,500,000 of financing which was evidenced by a demand promissory note issued by Dialysis Corporation of America to the company with annual interest of 1.25% over the prime rate. The financing was provided for equipment purchases. The financing was subsequently modified by increasing the maximum amount of available advances to $5,000,000, and by adding working capital and other corporate needs to the purposes of the financing. This note had an outstanding balance of approximately $2,950,000 as of June 30, 2005 and $1,435,000 as of December 31, 2004, and an interest rate of 7.50% as of June 30, 2005 and 6.5% as of December 31, 2004. Interest on the note amounted to approximately $51,000 and $85,000 for the three months and six months ended June 30, 2005 and $7,000 and $9,000 for the same periods of the preceding year. Accrued interest receivable from Dialysis Corporation of America on the note amounted to approximately $51,000 as of June 30, 2005 and $27,000 as of December 31, 2004. The outstanding principal balance of $2,950,000 on the promissory note and $51,000 of accrued interest have been eliminated in consolidation.

         In certain situations, minority members in Dialysis Corporation of America subsidiaries may fund a portion of required capital contributions by issuance of an interest bearing note payable to Dialysis Corporation of America which minority members may repay directly or through their portion of distributions of the subsidiary. The

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 9--RELATED PARTY TRANSACTIONS-Continued

minority members funded in the aggregate approximately $15,000 in capital contributions during the first half of 2005, and 42,000 during the same period of the preceding year, under notes with Dialysis Corporation of America accruing interest at prime plus 2%, with an aggregate of approximately $22,000 of subsidiary distributions applied against the notes and accrued interest during the first half of 2005, and $46,000 during the same period of the preceding year. Interest income on the notes totaled approximately $7,000 and $14,000 for the three months and six months ended June 30, 2005 and $3,000 and $6,000 for the same periods of the preceding year. These transactions represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

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
                                                              ==========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

         The unpaid loans and accrued interest were satisfied through the company's foreclosure in January 2003, of 4,115,815 shares of Ximian, Inc.'s series A convertible preferred stock which were part of the collateral securing Linux Global Partners' indebtedness to the company. In connection with a third-party's acquisition of Ximian in August 2003, the company sold the Ximian preferred stock for approximately $3,541,000 in cash proceeds resulting in a gain of approximately $784,000. An additional approximately $805,000 was placed in escrow, with approximately $402,000 of the escrowed funds released to the company in August 2004, and the remaining balance to be released in August 2005, pending fulfillment by the parties to the Ximian acquisition of certain conditions. The company recorded a gain of $402,000 in August 2004, and will record an additional gain based on future proceeds received.

NOTE 13--SALE OF INTEREST IN FORMER SUBSIDIARY

         In April 2001, pursuant to an Agreement for Sale and Purchase of Shares, the company sold its 71.3% ownership interest in Techdyne, Inc. (now Simclar, Inc.) to Simclar International for $10,000,000. The Agreement provided for an earn-out consisting of 3% of consolidated Techdyne sales for the three fiscal years commencing January 1, 2001. Limitations on the earn-out ranged from a $5,000,000 maximum to a $2,500,000 minimum earn-out. The total earn-out payments received were approximately $3,046,000 This exceeded the $2,500,000 minimum earn-out previously recorded by approximately $546,000, which is reflected, net of income taxes of approximately $207,000, as a gain of approximately $339,000 on disposal of discontinue operations in the consolidated statement of operations. See Note 1. Based on Techdyne (Simclar, Inc.) consolidated sales of $36,187,105 for 2003 on which the earn-out payment is supposed to be computed, the third and final earn-out payment received in April 2004, should have been $1,085,613. The company demanded payment of the $155,365 balance due from Simclar International. On April 10, 2004, the company filed an action in the 11th Judicial Circuit in Miami-Dade County, Florida to collect the balance of the earn-out payment due, and has been awarded a partial summary judgment against Simclar holding all subsidiaries of Simclar from the date of the agreement are to be included for purposes of computation of the earn-out payments. Simclar has filed a counterclaim against the company, alleging that it erroneously overpaid the company $316,464 as a result of Simclar certifying erroneous sales amounts for the years 2001, 2002 and 2003. The company believes the counterclaim is without merit.

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

         The following amounts (rounded to the nearest thousand) represent non-cash financing and investing activities and other cash flow information:

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2005          2004
                                                                    ----------    ----------
Interest paid (see Note 4)                                          $  152,000    $   80,000
Income taxes paid (see Note 5)                                      $1,311,000    $  453,000
Option exercise bonus (see Note 6)                                          --    $  120,000
Subsidiary minority member capital
   contributions funded by notes (see Notes 9
   and 11)                                                          $   15,000    $   42,000
Subsidiary minority member distributions
   applied against notes and accrued interest
   (see Notes 9 and 11)                                             $   22,000    $   46,000
Share payment to subsidiary for subsidiary
   stock option exercises (see Note 6)                                      --    $  321,000
Share payment to subsidiary for notes
   and accrued interest (see Note 6)                                        --    $  521,000
Share payment for company stock
   option exercises (see Note 6)                                    $   16,000            --

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

NOTE 16--AFFILIATE FINANCIAL INFORMATION

         The following amounts represent certain operating data of Dialysis Corporation of America's 40% owned Ohio affiliate that is accounted for on the equity method and not consolidated for financial reporting purposes (see Note
1):

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                           --------------------------   ------------------------
                                               2005          2004           2005         2004
                                            ----------    ----------    ----------    ----------
Revenues                                    $  709,000    $  479,000    $1,475,000    $  885,000
                                            ==========    ==========    ==========    ==========
Gross profit                                $  405,000    $  211,000    $  881,000    $  378,000
                                            ==========    ==========    ==========    ==========
Net income                                  $  237,000    $   78,000    $  537,000    $  126,000
                                            ==========    ==========    ==========    ==========

                         MEDICORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 16--AFFILIATE FINANCIAL INFORMATION--Continued

         The following amounts are from the balance sheet of Dialysis Corporation of America's 40% owned Ohio affiliate:

                                                        June 30,    December 31,
                                                         2005           2004
                                                       ----------    ----------
Current assets                                         $  969,939    $  945,321
Non-current assets                                        142,501       160,504
                                                       ----------    ----------
Total assets                                           $1,112,440    $1,105,825
                                                       ==========    ==========

Current liabilities                                    $  235,751    $  244,570
Non-current liabilities                                        --            --
Capital                                                   876,689       861,255
                                                       ----------    ----------
Total liabilities and capital                          $1,112,440    $1,105,825
                                                       ==========    ==========

NOTE 17--STOCKHOLDERS' EQUITY

         The changes in stockholders' equity for the six months ended June 30, 2005 are summarized as follows:

                                       Common         Additional        Retained
                                        Stock      Paid-in Capital      Earnings           Total
                                     ------------  ---------------    ------------     ------------
Balance at December 31, 2004         $     69,906    $ 13,027,511     $  4,431,078     $ 17,528,495
Stock option exercises                      1,418           7,781               --            9,199
Subsidiary stock option exercises              --         (80,600)              --          (80,600)
Net loss                                       --              --          (61,646)         (61,646)
                                     ------------    ------------     ------------     ------------
Balance June 30, 2005                $     71,324    $ 12,954,692     $  4,369,432     $ 17,395,448
                                     ============    ============     ============     ============

NOTE 18--ACQUISITION BY SUBSIDARY

         On March 15, 2005, the company and Dialysis Corporation of America jointly announced that they have agreed to terms whereby the company, which owns approximately 56% of Dialysis Corporation of America, will be acquired by Dialysis Corporation of America for a total consideration of approximately 5,289,000 shares of Dialysis Corporation of America common stock. Based on recent cashless stock option exercises, the total consideration by Dialysis Corporation of America is approximately 5,273,000 shares of common stock. On June 2, 2005, the company and DCA entered into an Agreement and Plan of Merger. Upon completion of the merger, each shareholder of the company will receive .68 shares of Dialysis Corporation of America common stock for each share of the company's common stock, and the company's ownership of approximately 4,821,000 shares of Dialysis Corporation of America common stock will be retired, resulting in approximately 9,118,000 shares of Dialysis Corporation of America to remain outstanding. Tax and fairness opinions have been obtained regarding the transactions. Completion of the transaction is subject to shareholder approval of each company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

         The statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2005, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the proposed acquisition of our company by Dialysis Corporation of America pursuant to a stock for stock merger transaction (see Note 18 to the "Notes to Consolidated Financial Statements"), the character and development of the dialysis industry in which Dialysis Corporation of America operates, anticipated revenues, our need for and sources of funding for expansion opportunities, expenditures, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," commonly known as MD&A. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section beginning on page 23 of our annual report on Form 10-K for the year ended December 31, 2004, as amended on Form 10-K/A1 dated August 9, 2005. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as of the date of this quarterly report, and except as required by law, we undertake no obligation to revise such statements to reflect subsequent events. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company's actual results may be materially different from what we expect.

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

Overview

         Although we have a medical products division and investment in two affiliated technology companies, our primary operations, revenues and income are derived from our dialysis operations through our approximately 56% owned public subsidiary, Dialysis Corporation of America. That subsidiary provides dialysis services, primarily kidney dialysis treatments through its 23 outpatient dialysis centers, including the management of two dialysis centers, one in which it holds a 40% minority interest and one unaffiliated. In addition, Dialysis Corporation of America provides dialysis treatments to patients at nine hospitals and medical centers through its acute inpatient dialysis services agreements with these entities. Dialysis Corporation of America also provides homecare services, including home peritoneal dialysis.

         The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by Dialysis Corporation of America through the dialysis centers it operates, including the two centers it manages, one in which it has a 40% ownership interest, and those hospitals and medical centers with which it has inpatient acute service agreements for the periods presented:

                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                        ------------------     -----------------
                                          2005       2004       2005       2004
                                         ------     ------     ------     ------
    In center                            38,176     30,034     74,120     57,783
    Home peritoneal                       4,031      3,493      7,981      5,327
    Acute                                 1,724      1,982      4,079      4,161
                                         ------     ------     ------     ------
                                         43,931     35,509     86,180     67,271
                                         ======     ======     ======     ======

---------------
(1) Treatments by the two managed centers included: in-center treatments of 3,836 and 7,439, respectively, for the three months and six months ended June 30, 2005 and 3,205 and 6,088 for the same periods of the preceding year; no home peritoneal treatments; and acute treatments of 61 and 126, respectively, for the three months and six months ended June 30, 2005 and 35 and 47 for the same periods of the preceding year.

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

         Approximately 60% of medical service revenues from our dialysis operations are derived from Medicare and Medicaid reimbursement for the three months and six months ended June 30, 2005 compared to 56% and 57% for the same periods of the preceding year with rates established by the Center for Medicare and Medicaid Services, or CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Congress has approved a 1.6% composite rate increase for 2005. Also for 2005, Medicare has modified the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Effective April 1, 2005, CMS also implemented a case-mix adjustment payment methodology which is designed to pay differential composite service rates based on a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursements rates. This change is also designed to be budget neutral. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

         The following table shows the breakdown of medical services revenues by type of payor for the periods presented:

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                                --------------------              ----------------------
                                                2005            2004              2005              2004
                                                ----            ----              ----              ----
Medicare                                          51%            48%                51%               49%
Medicaid and comparable programs                   9              8                  9                 8
Hospital inpatient dialysis services               4              5                  5                 6
Commercial insurers and other private payors      36             39                 35                37
                                                 ---            ---                ---               ---
                                                 100%           100%               100%              100%
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

                                                 Three Months Ended                              Six Months Ended
                                                      June 30,                                       June 30,
                                     -------------------------------------------     -------------------------------------------
                                             2005                    2004                    2005                   2004
                                             ----                    ----                    ----                   ----
Outpatient hemodialysis services     $ 5,764          52%    $ 4,932          46%    $11,134          52%    $ 8,168          46%
Home peritoneal dialysis services        761           7         606           7       1,541           7       1,077           6
Inpatient hemodialysis services          482           4         521           5       1,110           5       1,110           6
Ancillary services                     4,015          37       3,438          42       7,721          36       7,551          42
                                     -------     -------     -------     -------     -------     -------     -------     -------
                                     $11,022         100%    $ 9,497         100%    $21,506         100%    $17,906         100%
                                     =======     =======     =======     =======     =======     =======     =======     =======

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

Results of Operations

The following table shows our results of operations (in thousands) for the periods presented:

                                                               Three Months Ended         Six Months Ended
                                                                     June 30,                 June 30,
                                                              ---------------------     ---------------------
                                                                2005         2004         2005         2004
                                                              --------     --------     --------     --------
Revenues:
   Sales:
     Product Sales                                            $    197     $    199     $    394     $    423
     Medical service revenues                                   11,022        9,497       21,506       17,906
                                                              --------     --------     --------     --------
            Total sales                                         11,219        9,696       21,900       18,329
Other income                                                       120           92          248          310
                                                              --------     --------     --------     --------
                                                                11,339        9,788       22,148       18,639
                                                              --------     --------     --------     --------
Cost and expenses:
   Cost of sales:
     Cost of product sales                                         124          132          230          249
     Cost of medical services                                    6,725        5,738       13,267       10,900
                                                              --------     --------     --------     --------
             Total cost of sales                                 6,849        5,870       13,497       11,149
Selling, general and administrative expenses                     3,952        3,286        7,643        6,964
Provision for doubtful accounts                                    205          200          453          348
                                                              --------     --------     --------     --------
         Total costs and expenses                               11,006        9,356       21,593       18,461
                                                              --------     --------     --------     --------

Operating income                                                   333          432          555          178

Other income, net                                                  172           79          279          158
                                                              --------     --------     --------     --------

Income from continuing operations before income taxes,
   minority interest and equity in affiliate earnings              505          511          834          336

Income tax provision                                               310          277          619          287
                                                              --------     --------     --------     --------

Income from continuing operations before minority interest
and                                                                195          234          215           49
   equity in affiliate earnings

Minority interest in income of
  consolidated subsidiaries                                       (286)        (299)        (492)        (472)

Equity in affiliate earnings                                        95           31          215           50
                                                              --------     --------     --------     --------

Income (loss) from continuing operations                             4          (34)         (62)        (373)

Discontinued operations:
Gain on disposal of former subsidiary, net of income tax            --           --           --          339
                                                              --------     --------     --------     --------

Net income (loss)                                             $      4     $    (34)    $    (62)    $    (34)
                                                              ========     ========     ========     ========

         Consolidated operating revenues increased by approximately $1,551,000 (16%) and $3,509,000 (19%) for the three months ended and six month ended June 30, 2005 compared to the same periods of the preceding year. Sales revenues increased by approximately $ 1,523,000 (16%) and $3,570,000 (19%) for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. Other operating income increased by approximately $27,000 for the three months ended June 30, 2005 and decreased by approximately $61,000 for the six months ended June 30, 2005 compared to the same periods of the preceding year. There was a gain on a litigation settlement of $134,000 during the first quarter of 2004. There was an increase in management fee income of $27,000 and $73,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year pursuant to a management services agreement between Dialysis Corporation of America and its 40% owned Toledo, Ohio affiliate and a management services agreement with an unaffiliated dialysis center. See Notes 1 and 16 to "Notes to Consolidated Financial Statements."

         In April 2004,the company received payment of approximately $930,000 representing the third installment of an earn-out payment from its sale of Techdyne to Simclar International in 2001. This resulted in the company having received approximately $546,000 in excess of the minimum earn-out of $2,500,000 as provided in the sale agreement that it had previously recorded. This excess amount, net of income taxes of approximately $207,000, was recorded as a gain on disposal of discontinued operations of approximately $339,000 in the consolidated statement of operations. On May 10, 2004, the company filed an action against Simclar International in Florida state court, alleging breach of contract by Simclar International, seeking collection of an additional approximately $155,000 which should have been included in the April, 2004 earn-out payment based on Techdyne's consolidated sales for 2003. The company has been awarded a partial summary judgment against Simclar holding that all subsidiaries of Simclar are to be included in the earn-out payment computation. Simclar International has filed a counterclaim alleging that due to its certification of erroneous sale amounts for 2001, 2002 and 2003 it had overpaid Medicore by approximately $316,000. We believe the counterclaim is without merit. See Note 12 to "Notes to Consolidated Financial Statements."

         Other non-operating income increased approximately $92,000 and $123,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. Interest income from unrelated parties increased $33,000 and $62,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. Rental income increased approximately $3,000 and $7,000, miscellaneous other income increased by approximately $47,000 and $37,000, and interest expense decreased approximately $9,000 and $17,000, with the effect of reduced average borrowings more than offsetting an increase in average interest rates, for the three months and six months ended June 30, 2005, in each case compared to the same periods of the preceding year. The prime rate was 6.25% at June 30, 2005 and 5.25% at December 31, 2004. See Notes 1 and 4 to "Notes to Consolidated Financial Statements."

         Medical product sales revenues decreased approximately $2,000 and $29,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. Although our medical products division has expanded its product line with several diabetic disposable products, demand to date for these products continues to be less than anticipated. Management is attempting to be more competitive in lancet sales through overseas purchases and expansion of its customer base.

         Medical services revenues, representing the sales revenues of our dialysis division, Dialysis Corporation of America, increased approximately $ 1,525,000 (16%) and $3,599,000 (20%) for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year, with the increase largely attributable to a 24% increase in total dialysis treatments performed by our dialysis division from 32,256 during the second quarter of 2004 to 40,034 during the second quarter of 2005 and a 27% increase in total dialysis treatments performed by our dialysis division from 61,699 during the first half of 2004 to 78,615 during the first half of 2005. The increase in treatments resulted in increases of approximately $1,470,000 (27%) and $3,430,000 (33%) in treatment revenues with related increases of approximately $55,000 (1%) and $170,000 (2%) in ancillary service revenues for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. The increase in treatments includes the five new centers we opened during 2004 and two Pennsylvania centers acquired in 2004.

         This increase in medical services revenues reflects for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year: (i) increased revenues from Dialysis Corporation of America's Pennsylvania dialysis centers of approximately $226,000 and $637,000, including revenues of $600,000 and $1,193,000 for the two centers operated through its Keystone Kidney Care, Inc. subsidiary, which was acquired by Dialysis Corporation of America effective August 31, 2004; (ii) decreased revenues of approximately $171,000 and $187,000 from its New Jersey centers; (iii) increased revenues of approximately $88,000 and $195,000 from its Georgia centers; (iv) increased revenues of approximately $630,000 and $1,026,000 from its Maryland centers, (v) decreased revenues of approximately $42,000 for the three months and increased revenues of $27,000 from its Ohio center for the six months; (vi) increased revenues of approximately $465,000 and $873,000 for its Virginia centers; and (vii) increased revenues of approximately $329,000 and $1,028,000 from its South Carolina center. Some patients of Dialysis Corporation of America carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by Dialysis Corporation of America. This co-pay is typically limited, and therefore may lead to an under-recognition of revenue by Dialysis Corporation of America at the time of service. Dialysis Corporation of America routinely recognizes these revenues as it becomes aware that these limits have been met.

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

         Cost of sales as a percentage of consolidated sales amounted to 61% and 62% for the three months and six months ended June 30, 2005 compared to 61% for the same periods of the preceding year.

         Cost of goods sold for the medical products division as a percentage of medical product sales was 63% and 58% for three months and six months ended June 30, 2005 and for 66% and 59% for the same periods of the preceding year. Changes in the cost of goods sold percentage for this division result largely from a change in product mix.

         Cost of medical services sales as a percentage of medical services revenues increased to 61% and 62% for the three months and six months ended June 30, 2005, compared to 60% and 61% for the same periods of the preceding year, reflecting increases in payroll and medical director costs as a percentage of medical services sales.

         Approximately 28% and 27% of Dialysis Corporation of America's medical services revenues for the three months and six months ended June 30, 2005 and 27% and 28% for the same periods of the preceding year were derived from the administration of EPO to its patients. EPO is only available from one manufacturer in the United States. Price increases for this product without Dialysis Corporation of America's ability to increase its charges would increase its costs and thereby adversely impact its earnings. We cannot predict the timing or extent of any future price increases by the manufacturer, or Dialysis Corporation of America's ability to offset any such increases. Beginning this year, Medicare is reimbursing dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the OIG, with complimentary increases in the composite rate. Dialysis Corporation of America believes this will have little impact on its average Medicare revenue per treatment.

         Selling, general and administrative expenses increased approximately $666,000 and $669,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. The first quarter of 2004 included approximately $486,000 of stock option related bonuses. Without the effect of the stock option bonuses, selling general and administrative expenses would have increased approximately $1,155,000 for the six months ended June 30, 2005 compared to the same periods of the preceding year. This includes operations of Dialysis Corporation of America's new dialysis centers in Pennsylvania, South Carolina, Virginia and Maryland, pre-operating costs of centers under development, the cost of additional support activities from expanded dialysis operations and approximately $242,000 of costs during the second quarter of 2005 related to our pending merger with Dialysis Corporation of America. See Note 18 to "Notes to Consolidated Financial Statements." As a percentage of sales revenues, selling, general and administrative expenses amounted to 34% for the three months and six months ended June 30, 2005 compared to 33% and 37% for the same periods of the preceding year. These expenses include expenses of new dialysis centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

         Provision for doubtful accounts increased by approximately $4,000 and $104,000, for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. Medicare bad debt recoveries of $168,000 were recorded during the six months ended June 30, 2005, with no such recoveries recorded during the first half of the preceding year. Without the effect of the Medicare bad debt recoveries, provision for doubtful accounts receivable would have amounted to 2% and 3% of sales for the three months and six months ended June 30, 2005 compared to 2% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts of our medical services operation, which is the primary component of this provision, is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivables, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

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

Liquidity and Capital Resources

         Working capital totaled approximately $11,677,000 at June 30, 2005, which reflects a decrease of $927,000 (7%) during the six months ended June 30, 2005. The change in working capital included a decrease in cash of $2,121,000 including net cash used in operating activities of $630,000, net cash used in investing activities of $1,116,000 (including additions to property, plant and equipment of $1,251,000 and $209,000 of distributions received from Dialysis Corporation of America's 40% owned Ohio affiliate), and net cash used in financing activities of $375,000 (including payments on long-term debt of $273,000, $10,000 of capital contributions received from a subsidiary minority member, $144,000 of receipts from the exercise of company and subsidiary stock options, and distributions of $256,000 to subsidiaries' minority members).

         Net cash provided by operating activities consists of net income before non-cash items including depreciation and amortization of $846,000, bad debt expense of $453,000, deferred income tax credits of $65,000, income applicable to minority interest of $492,000 and equity in affiliate earnings of $215,000, as adjusted for changes in components of working capital, primarily an increase in accounts receivable of $484,000, an increase in prepaid expenses of $627,000 (including income tax prepayments of approximately $687,000), a decrease in inventories of $129,000, a decrease in accounts payable of $267,000, and a decrease in accrued expenses of $828,000. The major source of cash from operating activities is medical service revenue. The major uses of cash in operating activities are inventory and supply costs, payroll, independent contractor costs, and costs for our lease facilities.

         In January 2003, we executed on certain of the collateral securing Linux Global Partners' indebtedness to us, resulting in our acquiring 4,115,815 shares of series A convertible preferred stock of Ximian, Inc. These shares were sold in August, 2003, in connection with a third party's acquisition of Ximian, for which we received $3,541,000 with an additional $805,000 placed in escrow, approximately half ($402,000) of which was released in August, 2004, and the balance of which is to be released in August 2005, subject to the parties to the Ximian acquisition fulfilling certain conditions. See Note 12 to "Notes to Consolidated Financial Statements."

         In May 2003, we entered into a one-year, non-exclusive consulting agreement with an investment relations firm, which agreement expired by its terms in May 2004. The agreement provided for a $4,000 monthly fee and issuance of an option for 200,000 shares of our common stock exercisable through May 2005, at an exercise price of $2.50 per share. The parties to the agreement agreed to continue the consulting arrangement on a month-to-month basis through December 2004. In March 2005, in accordance with the terms of the option, the investment relations firm exercised the option in full, via a "cashless" exercise, for which it received an aggregate of 130,000 shares. See Notes 6 and 8 to "Notes to Consolidated Financial Statements."

         In July 2003, pursuant to a mediation proceeding following a partial summary judgment, the company obtained against Viragen, Inc., its former subsidiary, Viragen agreed to abide by the terms of a royalty agreement and remitted $30,000 to us in August 2003 and an additional $30,000 plus $3,000 of interest in August 2004, with a remaining payment of $30,000 plus interest at 5% per annum due in August 2005. Viragen also agreed to commence remitting royalty payments on a quarterly basis pursuant to the royalty agreement and has remitted quarterly payments since October 2003, aggregating approximately $27,000. See Note 2 to "Notes to Consolidated Financial Statements."

         In April 2004, the company received a third earn-out payment of $930,248 on the June 2001 sale of its interest in Techdyne. Including the April 2004 payment, the company has received approximately $3,046,000 of earn-out payments, which exceeded the $2,500,000 minimum earn-out provided for in the sale agreement which it originally recorded resulting in a non-operating gain of approximately $546,000 resulting in the company recording a gain on disposal of discontinued operations of approximately $339,000, which is net of income taxes of approximately $207,000. Earn-out payments were specified in the agreement as 3% of Techdyne's consolidated sales, which were $36,187,105 for 2003, and as a result, the company believes that the April 2004 earn-out payment should have been $1,085,613. The company has demanded payment from and initiated legal action in Florida state court against Simclar International, the purchaser of Techdyne, for the $155,365 balance due. The company obtained a partial summary judgment holding that all Simclar's subsidiaries are included in the earn-out payment computations. Simclar has filed a counterclaim in the amount of $316,464 alleging prior overpayments resulting from Simclar's certification of erroneous sales amounts for 2003, 2002 and 2001. We believe the counterclaim is without merit. See Note 13 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America, has a mortgage on its real property in Easton, Maryland securing a development loan made by a third party to one of Dialysis Corporation of America's New Jersey dialysis centers. The outstanding balance of the loan was $596,000 at June 30, 2005, and $610,000 at December 31, 2004. In April, 2001, Dialysis Corporation of America obtained a $788,000 five-year mortgage on its building in Valdosta, Georgia which had an outstanding principal balance of $654,000 at June 30, 2005, and $675,000 at December 31, 2004. Dialysis Corporation of America has an equipment financing agreement with a third party for the purchase of kidney dialysis machines for some of its facilities. Dialysis Corporation of America had outstanding balances under this agreement of $575,000 at June 30, 2005, and $814,000 at December 31, 2004.
Dialysis Corporation of America has not engaged in any additional equipment financing under this agreement during the first quarter of 2005 or the first quarter of the preceding year. See Note 4 to "Notes to Consolidated Financial Statements."

         In March 2004, we agreed to advance Dialysis Corporation of America up to $1,500,000 for the purpose of equipment financing by Dialysis Corporation of America, which loan arrangement was evidenced by a demand promissory note from Dialysis Corporation of America. Subsequently, the loan arrangement was modified to increase the maximum amount of advances that can be made to $5,000,000 and by adding working capital and other corporate needs to the purposes of the financing. Advances under this loan arrangement, were approximately $1,515,000 during the first half of 2005 with $2,950,000 outstanding at June 30, 2005 and $1,435,000 at December 31, 2004. See Note 8 to "Notes to Consolidated Financial Statements."

         Dialysis Corporation of America opened centers in Pottstown, Pennsylvania; Aiken South Carolina; Warsaw, Virginia, Ashland, Virginia; and Rockville, Maryland during 2004, and acquired Keystone Kidney Care, which operates two dialysis facilities in Pennsylvania, effective as of the close of business on August 31, 2004. Dialysis Corporation of America is in the process of developing a new dialysis center in each of Maryland, Ohio, and Pennsylvania and three new centers in South Carolina. See Note 10 to "Notes to Consolidated Financial Statements."

         On March 15, 2005, the company and Dialysis Corporation of America, issued a joint press release announcing the agreement to terms for a merger of our company into Dialysis Corporation of America and on June 2, 2005, executed an Agreement and Plan of Merger. The merger is subject to the approval of our shareholders and the shareholders of Dialysis Corporation of America. This transaction will enable the control interest in Dialysis Corporation of America to be in the hands of the public stockholders and provide Dialysis Corporation of America with additional capital resources to expand. See Note 18 to "Notes to Consolidated Financial Statements." Certain litigation has been initiated against us based on the proposed merger. See Item 1, "Legal Proceedings" under
Part II - "Other Information" of this quarterly report.

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

New Accounting Pronouncements

         In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4 ("FAS 151"). FAS 151 requires companies to recognize as current-period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements. See Note 1 to "Notes to Consolidated Financial Statements."

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets," an amendment of APB Opinion No. 29 ("FAS 153"). The amendments made by FAS 153 are intended to assure that non-monetary exchanges of assets that are commercially substantive are based on the fair value of the assets exchanged. FAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2004. The Company does no expect FAS 153 to have a significant effect on its financial statements. See Note 1 to "Notes to Consolidated Financial Statements."

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

Discontinued Operations

         In June 2001 we sold our 71.3% interest in Techdyne to a third party. A gain of approximately $339,000 on the disposal of Techdyne, which is net of income taxes of approximately $207,000, has been reflected as a gain on sale of discontinued operations during the six months ended June 30, 2004 in our 2004 Consolidated Statement of Operations. See Notes 1 and 3 to "Notes to Consolidated Financial Statements."

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

         In those situations where patient's insurance fee schedule cannot be readily determine, which typically occurs with out of network providers, Dialysis Corporation of America estimates fees based on its knowledge base of historical data for patients with similar insurance plans. Dialysis Corporation of America's internal controls, including an ongoing review and follow-up on estimated fees, allows Dialysis Corporation of America to make necessary changes to estimated fees on a timely basis. When the actual fee schedule is determined, Dialysis Corporation of America then adjusts the amo9unts originally estimated, and then uses the actual fees to estimate fess for similar future situations. Dialysis Corporation of America adheres to the guidelines of SAB Topic 13 (SAB
104) in regard to recording reasonable estimates of revenue based on its historical experience and identifying on a timely basis necessary changes to estimates.

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

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities and interest bearing accounts at financial institutions in which we had approximately $5,858,000 invested as of June 30, 2005. A 15% relative decrease in rates on our period-end investments would have resulted in a negative impact of approximately $7,000 on our results of operations for the first half of 2005.

         We have interest rate exposure on debt agreements with variable interest rates of which we had approximately $1,250,000 of such debt outstanding as of June 30, 2005. A 15% relative increase in interest rates on our period-end variable rate debt would have resulted in a negative impact of approximately $2,000 on our results of operations for the first half of 2005.

         We do not utilize financial instruments for trading or speculative purposes, and do not currently use interest rate derivatives.

Item 4.  Controls and Procedures

         (a)      Disclosure Controls and Procedures

         As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2005, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Vice President of Finance, who is also our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act, which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our Chief Executive Officer and

Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Vice President of Finance and Principal Financial Officer have concluded that as of the end of the period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

         (b)      Internal Control Over Financial Reporting

         There were no significant changes in internal control over financial reporting that occurred during our most recent fiscal quarter, or subsequent to the evaluation as described in subparagraph (a) above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

         Putative class and derivative actions filed in Florida and Maryland naming the company as one of the defendants along with the board members of Dialysis Corporation of America, the company's approximately 56% owned public subsidiary with which it is proposed to merge, which transaction is the subject of the litigation, had been reported in Part II, Item 1, "Legal Proceedings" of the company's quarterly report for the first quarter ended March 31, 2005.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities Sold by the Company During the Second Quarter Ended June 30, 2005 and Not Registered Under the Securities Act

         There were no sales of equity securities by the company during the second quarter ended June 30, 2005.

Purchases of Equity Securities By or On Behalf of the Company During the Second Quarter Ended June 30, 2005

         The company had a common stock repurchase program for up to 1,000,000 shares of common stock announced in December 2002, and reiterated in September 2003, which repurchase program no longer exists. The company has not made any repurchases of equity securities during the second quarter months of April, May and June, 2005.

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

                                   MEDICORE, INC.

                                   By /s/  DANIEL R. OUZTS
                                     ---------------------------------
                                       DANIEL R. OUZTS, Vice President
                                       (Finance), Chief Financial Officer, Chief
                                       Accounting Officer and Treasurer

Dated:  August 15, 2005

                                  EXHIBIT INDEX

                  Exhibit No.

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